Form 10-Q
period 1995-09-30
NESTOR INC
filed 1995-11-13
CIK 720851

-2-
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1995

       [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from __________ to __________

                 Commission file Number 0-12965

                          NESTOR, INC.
     (Exact name of registrant as specified in its charter)

           DELAWARE                     13-3163744
       (State of incorporation)       (I.R.S. Employer
                                    Identification No.)

       One Richmond Square, Providence, RI          02906
       (Address of principal executive offices)(Zip Code)

                          401-331-9640
      (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X              No _________

    Common stock, par value .01 per share: 7,696,710 shares outstanding as of September 30, 1995

                          NESTOR, INC.

                  FORM 10Q - September 30, 1995

                              INDEX

                                                  Page Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Statements of Operations (Unaudited)   3
        Three Months Ended September 30, 1995 and 1994

        Consolidated Balance Sheet (Unaudited)          5
        September 30, 1995 and June 30, 1995

        Statement of Consolidated Cash Flows (Unaudited)7
        Three Months Ended September 30, 1995 and 1994

        Notes to Consolidated Financial Statements      9


Item 2  Management's Discussion and Analysis of
     Financial Condition and Results of Operations     12



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Consolidated Statements of Operations
                              For the Quarter Ended September 30,
                                        1995          1994
Revenues:
   Licensing fees                    $   470,852    $   277,967

   Revenues from services                433,185        269,243

   Net sales of tangible products        108,464        133,670

      Total Revenue                    1,012,501        680,880

Cost of Services and Products Sold:
   Licensing fees                        237,744        316,027

   Costs from services                   309,221        205,763

   Costs of tangible products             88,798          7,208

      Total Cost of Services
      and Products Sold                  635,763        528,998

Gross Profit from Operations             376,738        151,882

Selling and marketing expenses:          506,457        487,844

General and administrative expenses      203,381        156,713

Related party consulting fee              43,200         87,926

Total costs and expenses                 753,038        732,483

(Loss) from operations                 (376,300)      (580,601)

Other income (expense)                  (49,209)          8,609

(Loss) for the period before
   income taxes                      $ (425,509)    $ (571,992)

Income taxes                                   0              0

Net (Loss) for the period            $ (425,509)    $ (571,992)

(Loss) per Share                     $     (0.06)  $      (0.08)

Weighted Average Number of
   Shares Outstanding (Note 3)         7,666,384      7,262,978

                          Nestor, Inc.
                   Consolidated Balance Sheets
                                      Sept. 30,         June 30,
                                         1995             1995
Current assets:
 Cash and cash equivalents           $   276,020    $    452,588
 Accounts receivable, net of allowance for
  doubtful accounts                      521,621         661,734
 Unbilled contract revenue               404,683         208,352
 Due from employees,
 officers and directors                    8,748          11,323
 Other current assets                    137,585         119,840
          Total current assets         1,348,657       1,453,837
Property and equipment at cost -
net of depreciation                      334,841         347,325
Other assets                              11,333          11,333
Total assets                         $ 1,694,831    $  1,812,495

Liabilities and Stockholders Deficit

Current liabilities:
 Notes payable                       $ 2,000,000    $  1,700,000
 Accounts payable
 and accrued expenses                  1,432,360       1,381,457
 Due to Sligos, S. A.                    175,000         175,000
 Deferred income                         155,292          77,311
 Other current liabilities                 2,002           2,944
          Total current liabilities    3,764,654       3,336,712
Noncurrent liabilities:
 Long terms obligations capital leases
 Due to Sligos, S.A.                     100,000         100,000
          Total liabilities            3,864,654       3,426,712
 Long term portion of
 deferred income                         430,899         438,896
Redeemable preferred stock:
  Series C Convertible
  Preferred Stock                      1,628,334       1,600,328

Stockholders' deficit:
 Preferred stock, 1.00 par value,
   authorized 10,000,000 shares; issued and outstanding:
   Series A - 452,064 shares at June 30, 1995
   (liquidation value ($904,128 - $2.00 per share)
   and 452,064 at September 30, 1995     452,064         452,064
   (liquidation value
   ($904,128 - $2.00 per share)
   Series B - 2,540,000 shares
   at June 30, 1995
   (liquidation value $2,540,000 -
   $1.00 per share)                    2,451,500       2,540,000
   and 2,451,500 shares at September 30, 1995,
   (liquidation value $2,451,500 - $1.00 per share)
 Common stock, $.01 par value,
   authorized 30,000,000 shares
   issued and outstanding:
   7,606,710 shares at June 30, 1995
   and 7,696,710 shares at
   September 30, 1995                     76,967          76,067
Warrants and options                     375,000         375,000
Additional paid-in capital            11,050,943      11,103,449
Retained (deficit)                   (18,635,530)   (18,210,021)
          Total stockholders'
          equity (deficiency)        (4,229,056)     (3,663,441)

Total Liabilities and
Stockholders' Deficit                $ 1,694,831    $  1,812,495

                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                                Three Months Ended September 30,
                                        1995          1994
Cash flows from operating activities:
 Net (loss)                           $(425,509)    $  (571,992)
  Adjustments to reconcile net (loss)
    to net cash provided by operating activities:
   Depreciation and amortization          26,183          29,881
   Changes in assets and liabilities:
     (Increase) decrease in
      accounts receivable                140,113       (244,657)
     (Increase) decrease in
      unbilled contract revenue        (196,331)          58,565
     (Increase) in due from
     employees, officers, and
     directors, and other
     current assets                     (15,170)        (96,036)
     Increase in accounts payable
     and accrued expenses                 50,903         118,431
     Increase in deferred income          69,984          14,104

     Net cash (used) by
     operating activities              (349,827)       (691,704)

Cash flows from investing activities:
 Purchase of property and equipment     (13,698)        (40,160)

     Net cash (used) by
     investing activities               (13,698)        (40,160)

Cash flows from financing activities:
 Repayment of obligations
 under capital leases                      (942)         (3,013)
 Proceeds from note payable              300,000               0
 Rights offering expense               (112,101)               0
 Proceeds from issuance
 of common stock                               0          67,531
 Proceeds from issuance
 of preferred stock                            0       1,470,000

     Net cash (used) by
     financing activities                186,957       1,534,518

Net change in cash and
cash equivalents                       (176,568)         802,654

Cash and cash equivalents -
beginning of period                      452,588         416,210

Cash and cash equivalents -
end of period                         $  276,020    $  1,218,864

Supplemental cash flows information:
 Interest paid                        $    3,694    $        261

 Income taxes paid                    $        0    $          0

           Notes to Consolidated Financial Statements


Note 1 -Financial Statements:

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three months ended September 30, 1995 and 1994; (b) the consolidated statements of cash flows for the three months ended September 30, 1995 and 1994; and (c) consolidated financial position at September 30, 1995 has been made.

Note 2 -Research and Development Expenses:

        Research and development expenses charged to operating expenses are summarized as follows:

                              Three Months Ended
                                September 30,
                             1995           1994

        Customer Funded    $  433,185     $  269,243
        Company Funded        192,423        259,758
                           $  625,608     $  529,001

        For the three months ended September 30, 1995, the Company earned $433,185 of revenue and incurred costs of $309,221 under contracts to perform research and development for others. At September 30, 1995, no customer had committed itself to provide additional funding, nor were any significant royalty arrangements, purchase provisions or license agreements in effect with customers for whom the Company had performed research and development services.

Note 3 -Marketing Expenses:

        Marketing expenses charged to operating expenses are summarized as follows:

                              Three Months Ended
                                September 30,
                             1995           1994

                           $ 526,457      $ 487,844

Note 4 -Rights Offering and Note Payable:

        On  August  16,  1995, a registration  statement  of  the
        Company relating primarily to rights granted to the Company's shareholders became effective. Each right enabled the holder to purchase a Unit consisting of one share of series D Convertible Preferred Stock, convertible into one share of Common Stock after January 1, 1996 and one warrant to purchase one-half share of Common Stock for three years after the effective date of the registration statement at a price of $2 per share.

        Gross proceeds of the rights offering, which closed on September 29, 1995, totaled $285,823. In early October the Company received the proceeds of the offering and issued the stock. Costs of the offering, which were charged to additional paid-in capital, totaled approximately $146,000.

        Pursuant to a Standby Financing and Purchase Agreement dated March 16, 1995, as amended on June 30, 1995, Wand loaned to the Company the sum of $1,700,000 evidenced by promissory notes, which bore interest at the rate of 10% per annum payable in shares of Common Stock of the Company. On September 12, 1995, Wand made an additional loan to the Company in the amount of $300,000, bringing the principal amount of all of the Company's promissory notes to $2,000,000. In early October, Wand exchanged these notes for 20,000 unregistered Units and 1,970 shares of Series C Preferred Stock. The terms and conditions of such Series C Convertible Preferred Stock are the same as the 1,500 shares of Series C Convertible Preferred Stock previously purchased by Wand.

        Upon completion of the offering and the conversion of the notes described above, the Company issued to Wand 700,000 ten-year warrants to purchase shares of the Common Stock of the Company at $1.00 per share. The Company will record in the second quarter a charge of $131,250 representing the difference between the market value of the underlying Common Stock of the Company and the aggregate exercise price of such warrants.





Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $276,000 at September 30, 1995, as compared with $452,000 at June 30, 1995, and 908,273 at March 31, 1995. At September 30, 1995
the Company had a working-capital deficiency of $2,415,997, as compared with a working-capital deficiency of $1,882,875 at June 30, 1995. Current liabilities used to calculate working capital at September 30, 1995 include notes payable in the amount of $2,000,000, which early in October 1995 were converted into redeemable preferred stock and will be reflected on the Company's balance sheet but will not be included in stockholders' equity.

The  Company had a negative net worth of $4,229,056 at  September
30, 1995, as compared with negative net worth of $3,663,441 at June 30, 1995.

Rights offering and transactions between the Company and Wand

On August 16, 1995, a registration statement of the Company relating primarily to rights granted to the Company's shareholders became effective. Each right enabled the holder to purchase a Unit consisting of one share of series D Convertible Preferred Stock, convertible into one share of Common Stock after January 1, 1996 and one warrant to purchase one-half share of Common Stock for three years after the effective date of the registration statement at a price of $2 per share.

Gross proceeds of the rights offering, which closed on September 29, 1995, totaled $285,823. In early October the Company received the proceeds of the offering and issued the stock. Costs of the offering, which were charged to additional paid-in capital, totaled approximately $146,000.

Pursuant to a Standby Financing and Purchase Agreement dated March 16, 1995, as amended on June 30, 1995, Wand loaned to the Company the sum of $1,700,000 evidenced by promissory notes, which bore interest at the rate of 10% per annum payable in shares of Common Stock of the Company. On September 12, 1995, Wand made an additional loan to the Company in the amount of $300,000, bringing the principal amount of all of the Company's promissory notes to $2,000,000. In early October, Wand exchanged these notes for 20,000 unregistered Units and 1,970 shares of Series C Preferred Stock. The terms and conditions of such
Series C Convertible Preferred Stock are the same as the 1,500 shares of Series C Convertible Preferred Stock previously purchased by Wand.

Upon completion of the offering and the conversion of the notes described above, the Company issued to Wand 700,000 ten-year warrants to purchase shares of the Common Stock of the Company at $1.00 per share. The Company will record in the second quarter a charge of $131,250 representing the difference between the market value of the underlying Common Stock of the Company and the aggregate exercise price of such warrants.

Substantial additional capital will be required to enable the Company to carry out needed marketing campaigns for its products, for continued upgrading of its present products, and for customer support. The Company is exploring options for the infusion of additional funds through strategic partnerships and investments. Although the Company has been engaged in discussions with potential sources of funding, the Company has not to date obtained a commitment for such additional funds. Management of the Company is not in a position to predict the outcome of such discussions, and there can be no assurance that such additional financing will be available to the Company. If additional financing is not available, there is substantial doubt as to the Company's ability to continue as a going concern.

Deferred income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenues under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $586,191 at September 30, 1995, as compared with $516,207 at June 30, 1995.

Future commitments

During the quarter ended September 30, 1995, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $13,699. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has no material commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator chips for an aggregate purchase price of $97,500. The Company placed a purchase order in this amount with Intel Corporation in June 1995 and expects to take delivery of this order in the Company's fiscal third quarter which begins January 1, 1996.

Results of Operations

Revenues  in the quarter ended September 30, 1995, increased  49%
over  the corresponding quarter of last year.  Expenses increased
10%, resulting in a 25% decrease in the loss for the quarter.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the quarter ended September 30, 1995, total revenues increased $331,621 to $1,012,501 from $680,880 in the corresponding quarter of the prior fiscal year. The increase in revenues in 1995 over 1994 reflects the net of an increase in revenues from licensing fees and services and a decrease in sales of tangible products.

Licensing fees

Product-licensing revenues totaled approximately $471,000 in the quarter ended September 30, 1995, as compared with $278,000 in the same quarter of the prior year.

Most  of  the  increase  in product-licensing  revenues  for  the quarter ended September 30, 1995 was attributable to the Company's NestorReader group of intelligent-character-recognition products, which accounted for 80% of the Company's licensing revenues during the quarter then ended. Revenues from this product line totaled approximately $375,000 in the quarter ended September 1995, an increase of $120,000 from $255,000 of similar revenues in the year-earlier period. The increase in year-to-year revenues reflects two factors: unit shipping volume has increased and the Company realized significant growth in royalty revenues from its OEMs.

Services

Revenues from engineering contracts totaled $433,000 in the quarter ended September 30, 1995, as compared with $269,000 in the year-earlier period.

Revenues   relating  to  the  customization  of  Nestor's   Fraud
Detection System totaled $356,000 in the first quarter of the current fiscal year compared to $182,000 for similar work in the prior year.

The  Company's  contracts  with the  Advanced  Research  Projects
Agency (ARPA), formerly called the Defense Advanced Research Projects Agency, require engineering services rendered by the
Company  to  develop  a  generic commercial  application  of  the
Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with ARPA. The first contract, which was signed in April 1990, is valued at $1,630,000; as of September 30, 1995 approximately $1,623,000 had been earned. The second contract, signed August 26, 1993, is expected to run for 30 months from that date and is valued at approximately $776,000. As of September 30, 1995, approximately $773,000 had been earned. The terms of both contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During   the  quarter  ended  September  30,  1995,  the  Company
recognized   revenues  totaling  $6,935  under   its   government
contracts.   In  the  year-earlier period such  revenues  totaled
$28,243.

Sales of tangible products

The tangible products currently sold by the Company are circuit boards incorporating the Company's Ni1000 Recognition Accelerator Chip, which are marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $108,464 in the quarter ended September 30, 1995, as compared with $133,670 in the corresponding quarter of the prior year. Approximately 60%, or $80,000, of Ni1000 Development System revenues in the year-earlier period derived from the Company's Beta program, which was completed during that quarter. Commercial shipments accounted for the remaining 40% of revenues in that quarter.

Expenses

Total expenses - consisting of operations, selling and marketing, and general and administrative expenses - amounted to $1,388,801 in the quarter ended September 30, 1995, as compared with $2,009,907 in the preceding quarter and $1,261,481 in the corresponding quarter of the prior fiscal year. The increase in year-to-year costs reflects primarily the net of an increase in salaries and consulting costs and a decrease in promotional costs.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended September 30, 1995, the Company paid $805,302 for wages and consulting fees, an increase of $137,751 from total wages and consulting fees of $667,551 paid in the corresponding quarter of the prior fiscal year. The increase in labor costs reflects the growth in staffing: full-time employees totaled 49 at September 30, 1995 as compared with 37 at September 30, 1994. The marketing and sales staff grew from 10 in September 1994 to 12 in September 1995; the engineering staff grew from 20 in September 1994 to 24 in September 1995; and a dedicated customer support staff that was begun in August 1994 totaled 6 in September 1995.

The decrease in costs from the preceding quarter to the current quarter reflects a broad effort to reduce costs that began in the fourth quarter of the prior fiscal year. Expenses decreased in all areas - operations, sales and marketing, and general and administrative. Staffing decreased from 53 full-time employees in June 1995 to 49 in September 1995 to 43 at the end of October 1995. This reduction in staffing reflects the layoff of employees and attrition without replacement throughout the period from June 1995 to November 1995. Further, the Company has reduced its promotional expenditures since the fourth quarter of the prior fiscal year.

Cost of services and products sold

The cost of services and products sold, which is primarily labor cost related to product development and engineering, totaled $635,763 during the quarter ended September 30, 1995, as compared with $688,752 in the preceding quarter and $528,998 in the year-earlier period.

Operating costs and expenses related to the production of revenues from product-licensing fees and sales of tangible products remained essentially flat on a year-to-year basis: such costs totaled $326,542 in the quarter ended September 1995 as compared with $323,235 in the year-earlier period.

Costs related to engineering services totaled $309,221 in the quarter ended September 30, 1995, as compared to $205,763 in the corresponding quarter of the prior fiscal year. As a percentage of revenues, these costs decreased from last year to this year, reflecting the growth in engineering revenues relating to customizing the Company's fraud-detection system, where the Company has been able to price its services more aggressively than in other market segments.

The Company's expenditures for research and development were $625,776 in the quarter ended September 30, 1995, as compared with $529,001 in the year-earlier period.

Selling and marketing

Selling and marketing expenses totaled $506,457 in the quarter ended September 30, 1995, as compared with $905,866 in the preceding quarter and $487,844 in the corresponding quarter of the prior year, when a ramp-up of marketing expenses was begun. The increase in year-to-year costs reflects primarily the net of an increase in wages, consulting and related fringe benefits costs and a decrease in promotional costs. The significant decrease in these expenses from last year's fourth quarter to this year's first quarter reflects a decrease in virtually every category of selling and marketing expenses.

Sales compensation, consisting of salaries, fringe benefits, and commissions totaled $337,053 in the quarter ended September 30, 1995, as compared with $354,629 in the preceding quarter and $177,112 in the year-earlier period. Promotional expenses - comprising advertising, promotion, conventions and meetings - totaled $52,655 in the quarter ended September 30, 1995, as compared with $284,716 in the preceding quarter and $143,818 in the quarter ended September 30, 1994.

General and administrative expenses

General and administrative expenses totaled $203,381 in the quarter ended September 30, 1995, as compared with $287,193 in the preceding quarter and $156,713 in the quarter ended September
30, 1994.

Other expense

Other expenses, consisting of the net of interest income and interest expense, totaled $49,209 of net interest expense in the quarter ended September 30, 1995, as compared with net interest income of $8,609 in the year-earlier period. Over 93%, or approximately $46,000, in net interest expense in the current year's quarter relates to interest on the notes payable from Wand. Early in October those notes were converted into Convertible Preferred Stock and the accumulated interest was paid to Wand, which agreed to accept Common Stock as payment for most of the accrued interest.

Investment in product development and marketing

The Company has continued to invest in product development and in marketing of its products and technology, and such expenses are not capitalized.

Revenues  relating  to  the  Company's  Fraud  Detection   System
exceeded  expenses by approximately $82,000 in the quarter  ended
September 30, 1995.

The largest investment made by the Company has been in its NestorReader character-recognition product. During the quarter ended September 30, 1995, the Company's NestorReader product-development and marketing expenses exceeded revenues by approximately $154,000. Most of the reduction in staffing and in promotional expenditures has come from this group.

Expenses   of   the  Company's  generic  products   (the   Ni1000
Recognition  Accelerator and the Company's  proprietary  software development  tools)  exceeded revenues by  approximately  $57,000 during the quarter ended September 30, 1995.

Net Income Per Share

During the quarter ended September 30, 1995, the Company experienced a loss of $425,509 or $.06 per share, as compared with a loss of $1,105,602 or $.15 per share for the preceding quarter and a loss of $571,992 or $.08 per share for the quarter ending September 30, 1994.

During   the  quarter  ended  September  30,  1995,  there   were
outstanding  a  weighted average of 7,666,384  shares  of  Common
Stock, as compared with 7,262,978 during the corresponding quarter of the previous year.


                          NESTOR, INC.

                 FORM 10-Q - SEPTEMBER 30, 1995


Item 6  Exhibits and reports on Form 8-K

        (a) Securities Purchase Agreement dated August 1, 1994, between the Company and Wand/Nestor Investments L. P.
        filed as Item 5 of the Company's report on Form 8-K dated August 8, 1994.



                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)


DATE:  November ___, 1995            By:
                                     Simon Heifetz
                                     Vice Chairman and
                                     Principal Financial Officer