Form 10-Q/A
period 1995-09-30
NESTOR INC
filed 1996-01-23
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10Q/A

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1995

       [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



        For the transition period from ________ to ________

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

                          NESTOR, INC.

                  FORM 10Q - September 30, 1995

                              INDEX

                                                  Page Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Statements of Operations (Unaudited)   3
        Three Months Ended September 30, 1995 and 1994

        Consolidated Balance Sheet (Unaudited)              4
        September 30, 1995 and June 30, 1995

        Statement of Consolidated Cash Flows (Unaudited)    5
        Three Months Ended September 30, 1995 and 1994

        Notes to Consolidated Financial Statements          6


Item 2  Management's Discussion and Analysis of
     Financial Condition and Results of Operations          8



PART 2    OTHER INFORMATION







                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)


DATE:  November 13, 1995             By:
                                         Simon Heifetz
                                         Vice Chairman and
                                         Principal Financial Officer