Form 10-Q
period 1995-12-31
NESTOR INC
filed 1996-02-14
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1995

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

                Yes   X             No _________

    Common stock, par value .01 per share:  7,774,908 shares
               outstanding as of December 31, 1995



                          NESTOR, INC.



                  FORM 10Q - December 31, 1995

                              INDEX





PART 1  FINANCIAL INFORMATION

Item 1    Financial Statements:


          Consolidated Statements of Operations (Unaudited)
          Six Months Ended December 31, 1995 and 1994

          Consolidated Balance Sheet (Unaudited)
          December 31, 1995 and June 30, 1995

          Statement of Consolidated Cash Flows (Unaudited)
          Six Months Ended December 31, 1995 and 1994

          Notes to Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART 2    OTHER INFORMATION

                          Nestor, Inc.
              Consolidated Statements of Operations
                            For the Quarter         For the Six Months
                           Ended December 31        Ended December 31,
                            1995        1994         1995        1994
Revenues:
  Licensing fees         $  431,069  $  542,209   $  901,921  $  820,176
  Revenues from services    642,992     262,603    1,076,177     531,846
  Net sales of tangible
     products                62,526     108,849      170,990     242,519

     Total Revenue        1,136,587     913,661    2,149,088   1,594,541

Cost of Services and Products Sold
  Licensing fees            159,310     509,856      397,054     825,883
  Revenues from services    487,370     159,237      796,591     365,000
  Net sales of tangible
     products                18,769       4,901      107,567      12,109

     Total Cost of Services
     and Products Sold      665,449     673,994    1,301,212   1,202,992

Gross Profit from
  Operations                471,138     239,667      847,876     391,549
Selling and marketing
  expenses:                 391,032     559,232      897,489   1,047,076
General and administra-
  tive expenses             335,365     147,539      538,746     304,252
Related party consulting
  fee                        42,326      26,218       85,526     114,144

Total costs and expenses    768,723     732,989    1,521,761   1,465,472

(Loss) from operations    (297,585)   (493,322)    (673,885)  (1,073,923)

Other income (expense)        (133)       8,609     (49,342)      17,248

(Loss) for the period
  before income taxes    $(297,718)  $(484,713)   $(723,227)  $(1,056,675)

Income taxes                      0           0            0           0

Net (Loss) for the
  period                          $  (297,718)$   (484,713)$  (723,227)$
(1,056,675)

(Loss) Per Share         $   (0.04)  $    (0.07)  $   (0.09)  $     (0.14)

Weighted Average Number
  of Shares Outstanding   7,772,358   7,262,978    7,719,371    7,295,469

                          Nestor, Inc.
                   Consolidated Balance Sheets
             Assets             December 31, 1995 June 30, 1995
Current Assets:
  Cash and cash equivalents         $    68,780    $    452,588
  Accounts receivable, net of
     allowance for doubtful
     accounts                           727,857         661,734
  Unbilled contract revenue             403,584         208,352
  Due from employees, officers
     and directors                       10,442          11,323
  Other current assets                  113,665         119,840
        Total current assets          1,324,328       1,453,837
Property and equipment at cost -
  net of depreciation                   311,790         347,325
Other assets                             10,483          11,333
Total Assets                        $ 1,646,601    $  1,812,495

Liabilities and Stockholders' Deficit
Current liabilities:
  Notes payable                     $         0    $  1,700,000
  Accounts payable and
     accrued expenses                 1,281,972       1,381,457
  Due to Sligos, S.A.                   275,000         175,000
  Deferred income                        64,220          77,311
  Other current liabilities               9,999           2,944
        Total current liabilities     1,631,191       3,336,712
Noncurrent liabilities
  Long terms obligations under
     capital leases                      12,003               0
  Due to Sligos, S.A.                         0         100,000
        Total liabilities             1,643,194       3,436,712
  Long term portion of
     deferred income                    430,899         438,896
Redeemable preferred stock:
  Series C Convertible
  Preferred Stock                     3,689,635       1,600,328

Stockholders' deficit:
  Preferred stock, $1.00 par value,
     authorized 10,000,000 shares
     issued and outstanding:
     Series A - 452,064 shares at
     June 30, 1995                                      452,064
     (liquidation value $904,128
     $2.00 per share)
     and 452,064 at Dec. 31, 1995       452,064
     (liquidation value $904,128
     $2.00 per share)
     Series B - 2,540,000 shares at
     June 30, 1995                                    2,540,000
     (liquidation value $2,540,000
     $1.00 per share)
     and 2,450,000 shares at
     Dec. 31, 1995                    2,450,000
     (liquidation value $2,450,000
     $1.00 per share)
     Series D - None at June 30, 1995
     and June 30, 1994                                        0
     (liquidation value $1.50 per
     share plus accrued dividends)
     and 210,549 shares at
     Dec. 31, 1995                      320,803
     (liquidation value $320,803
     $1.50 per share)
  Common stock, $.01 par value
     authorized 20,000 shares
     issued and outstanding:
     7,606,710 shares at June 30, 1995
     and 7,774,908 shares at
     Dec. 31, 1995                       77,749          76,067
  Warrants and options                  375,000         375,000
  Additional paid-in capital         11,140,508      11,103,449
  Retained (deficit)                (18,933,251)   (18,210,021)
        Total stockholders'
        equity (deficiency)         (4,117,127)     (3,663,441)

Total Liabilities and
  Stockholders' Deficit             $ 1,646,601    $  1,812,495

                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                                      Six Months Ended December 31,
                                            1995            1996
Cash Flows from operating activities:
 Net (loss)                             $ (723,227)    $(1,056,675)
   Adjustments to reconcile net (loss)
    to net cash provided by operating
    activities:
     Depreciation and amortization           49,049         49,485
     Expenses recognized relating to
      options, warrants and capital
      transactions                          209,448          1,125
     Change in assets and liabilities:
       (Increase) in accounts receivable   (66,123)      (312,410)
       (Increase) in unbilled contract
        revenue                           (195,232)       (81,337)
       (Increase) decrease in due from
        employees, officers and directors
        and other current assets              7,056       (65,332)
       Increase (decrease) in accounts
        payable and accrued expenses       (85,821)        131,182
       Increase (decrease) in deferred
        income                             (21,088)         15,880

       Net cash (used) by operating
        activities                        (825,938)    (1,318,082)

Cash flows from investing activities:
 Purchase of property and equipment         (4,278)       (96,886)
       Net cash (used) by investing
        activities                          (4,278)       (96,886)

Cash flows from financing activities:
 Repayment of obligations under
  capital leases                        $   (2,994)        (5,467)
 Proceeds of note payable                   300,000              0
 Rights offering expense                  (136,421)              0
 Proceeds from issuance of
  common stock                                    0         71,062
 Proceeds from issuance of
  preferred stock                           285,823      1,470,000
       Net cash provided by financing
        activities                          446,408      1,535,595

 Net change in cash and cash
  equivalents                             (383,808)        120,627

 Cash and cash equivalents -
  beginning of period                       452,588        416,210

 Cash and cash equivalents
  end of period                         $    68,780    $   536,837

Supplemental cash flows information:
 Interest paid                          $     4,262    $       699

 Income taxes paid                      $         0    $         0

           Notes to Consolidated Financial Statements

Note 1 -  Financial Statements:
          In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three months and six months ended December 31, 1995 and 1994; (b) the consolidated statement of cash flows for the six months ended December 31, 1995 and 1994; and (c) consolidated financial position at December 31, 1995 have been made.

Note 2-   Research and Development Expenses:
          Research and development expenses charged to operating expenses are summarized as follows:

                           Three Months Ended        Six Months Ended
                              December 31,             December 31,
                             1995       1994         1995        1994
          Customer Funded  $635,598   $285,103     $1,076,177  $  554,346
          Company Funded   $      0    316,339        185,029     576,097
                           $635,598   $601,442     $1,261,206  $1,130,443

          For the three months ended December 31, 1995, the Company earned $642,992 of revenue and incurred costs of $479,838 under contracts to perform research and development for others. For the six months then ended the Company earned $1,076,177 of revenue and incurred costs of $789,059 for such research and development.
          At December 31, 1995, no customer had committed itself to provide additional funding, nor were any significant royalty arrangements, purchase provisions or license agreements in effect with customers for whom the Company had performed research and development services.

Note 3-   Selling and Marketing Expenses:

          Selling and marketing expenses charged to operating expenses are summarized as follows:

                           Three Months Ended        Six Months Ended
                              December 31,             December 31,
                             1995       1994         1995        1994
                           $391,032   $559,232     $897,489    $1,047,076


Note 4 -  Rights Offering and Note Payable:
          On August 16, 1995, a registration statement of the Company relating primarily to rights granted to the Company's shareholders became effective. Each right enabled the holder to purchase a Unit consisting of one share of series D Convertible Preferred Stock, convertible into one share of Common Stock after January 1, 1996 and one warrant to purchase one-half share of Common Stock for three years after the effective date of registration statement at a price of $2 per share.

          Gross proceeds of the rights offering, which closed on September 29, 1995, totaled $285,823. In early October the Company received the proceeds of the offering and issued the stock. Costs of the offering, which were charged to additional paid-in capital, totaled approximately $136,000.

          Pursuant to a Standby Financing and Purchase Agreement dated March 16, 1995, as amended on June 30,1995, Wand Partners loaned to the Company the sum of $1,700,000 evidenced by promissory notes, which bore interest at the rate of 10% annum payable in shares of Common Stock of the Company. On September 12, 1995, Wand Partners made an additional loan to the Company in the amount of $300,000, bringing the principal amount of all of the Company's promissory notes to $2,000,000. In early October, Wand Partners exchanged these notes for 20,000 unregistered Units and 1,970 shares of Series C Preferred Stock. The terms and conditions of such Series C Convertible Preferred Stock are the same as the 1,500 shares of series C Convertible Preferred Stock previously purchased by Wand Partners.

          Upon completion of the offering and the conversion of the notes described above, the Company issued to Wand Partners 700,000 ten-year warrants to purchase shares of the Common Stock of the Company at $1.00 per share. The Company recorded in the second quarter a charge of $131,250 representing the difference between the market value of the underlying Common Stock of the Company and the aggregate exercise price of such warrants.

Note 5 -  Subsequent Event:
          On January 31, 1996, the Company sold to Wand Partners $599,000 of Redeemable Preferred Stock and warrants to purchase 173,710 shares of Common stock. The Preferred stock is convertible into 479,200 shares of Common stock, and the warrants are exercisable at $1.25, subject to adjustment.

ITEM 2:   Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short-term investments of approximately $68,000 at December 31, 1995, as compared with $276,000 at September 30, 1995, and $452,000 at June 30, 1995. At December 31, 1995, the Company had a working-capital deficiency of $307,000, as compared with a working-capital deficiency of $2,416,000 at September 30, 1995. Current liabilities used to calculate working capital at September 30, 1995, included notes payable in the amount of $2,000,000, which early in October were converted into redeemable preferred stock (see below, Rights Offering And Transactions Between The Company And Wand Partners).

The Company had a negative net worth of $4,117,000 at December
31, 1995, as compared with negative net worth of $4,229,000 at September 30, 1995, and negative net worth of $3,663,000 at June
30, 1995.

Rights Offering And Transactions Between The Company And Wand
Partners

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

Gross proceeds of the rights offering, which closed on September
29, 1995, totaled $286,000. In early October the Company received the proceeds of the offering and issued the stock.
Costs of the offering, which were charged to additional paid-in capital, totaled $136,000.

Pursuant to a Standby Financing and Purchase Agreement dated March 16, 1995, as amended on June 30, 1995, Wand Partners loaned to the Company the sum of $1,700,000 evidenced by promissory notes, which bore interest at the rate of 10% per annum payable in shares of Common Stock of the Company. On September 12, 1995, Wand Partners made an additional loan to the Company in the amount of $300,000, bringing the principal amount of all of the Company's promissory notes to $2,000,000. Upon conclusion of the offering, Wand Partners exchanged these notes for 20,000 unregistered Units and 1,970 shares of Series C Preferred Stock. The terms and conditions of such Series C Convertible Preferred Stock are the same as the 1,500 shares of Series C Convertible Preferred Stock previously purchased by Wand Partners.

Upon completion of the offering and the conversion of the notes described above, the Company issued to Wand Partners 700,000 ten-year warrants to purchase shares of the Common Stock of the Company at $1.00 per share. The Company recorded in the second quarter a charge of $131,250 representing the difference between the market value of the underlying Common Stock of the Company and the aggregate exercise price of such warrants.

Sale of Additional Redeemable  Preferred Stock

On January 31, 1996, the Company sold to Wand Partners $599,000 of Series F Convertible Preferred Stock and warrants to purchase 173,710 shares of Common Stock. Each share of Series F Preferred stock is convertible, after June 30, 1996, into Common Stock at the rate of $1.25 per share of Common Stock, subject to adjustment. The warrants are exercisable at $1.25, subject to adjustment. The Series F Convertible Preferred Stock has the right to receive dividends at the rate of 9% per annum of their stated value.

Substantial additional capital may be required to enable the Company to carry out marketing campaigns for its products, for continued upgrading of its present products, and for customer support. The Company is exploring options for the infusion of additional funds through strategic partnerships and investments. Although the Company has been engaged in discussions with potential sources of funding, the Company has not to date obtained a commitment for such additional funds except for a contingent commitment from Wand Partners relating to the purchase of $401,000 of additional redeemable preferred stock. Management of the Company is not in a position to predict the outcome of discussions with potential strategic partners, and there can be no assurance that such additional financing will be available to the Company. If additional financing is not available, there is substantial doubt as to the Company's ability to continue as a going concern.

Deferred income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenues under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $495,000 at December 31, 1995, as compared with $516,000 at June 30, 1995.

Future commitments

During the quarter ended December 31, 1995, the Company acquired property and equipment (primarily computing and related equipment) at a cost of $27,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has no material commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator chips for an aggregate purchase price of $97,500. The Company placed a purchase order in this amount with Intel Corporation in June 1995 and expects to take delivery of this order in the Company's fiscal third quarter which begins January 1, 1996.

Results of Operations

Revenues in the quarter ended December 31, 1995 increased 24% over the corresponding quarter of the prior year while expenses increased 3%, resulting in a 39% decrease in the loss for the quarter. For the six-month period ending December 31, 1995, revenues increased 35% over the prior year. Expenses in the six months ending December 31, 1995 increased 8% over the prior year, resulting in a 32% decrease in the loss for the period.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services, and are discussed separately below. During the quarter ended December 31, 1995, total revenues increased $223,000 to $1,137,000 from $914,000 in the corresponding quarter of the prior fiscal year. The increase in revenues from 1994 to 1995 reflects the net of an increase in service revenues and a decrease in revenues from licensing and sales of tangible products.

For the six months ended December 31, 1995, revenues totaled $2,149,000, an increase of $554,000 from revenues of $1,595,000 in the six months ended December 31, 1994. The increase in six-month revenues from 1994 to 1995 reflects the net of an increase in license fees and services and a decrease in sales of tangible products.

Licensing Fees

Product-licensing revenues totaled $431,000 in the quarter ended December 31, 1995, as compared with $515,000 in the year-earlier period. The Company's NestorReader group of intelligent-character-recognition products accounted for approximately 83% and 85% of revenues in the quarters ended December 31, 1995 and 1994, respectively. Revenues from this product line totaled $356,000 in the quarter ended December 31, 1995, a decrease of $81,000 from $437,000 of similar revenues in the year-earlier period. The decrease in year-to-year product-licensing revenues reflects the net of an increase in royalty revenues from the Company's OEMs and a decrease in revenues from shipments of NestorReader products to individual customers.

For the six months ended December 31, 1995, product-licensing revenues increased $108,000 to $902,000 from $793,000 in the corresponding period of the prior fiscal year. Revenues relating to NestorReader products increased $39,000 to $731,000 from $692,000 in the corresponding period of the prior fiscal year, again reflecting an increase in royalty revenues from the Company's OEMs and a decrease in revenues from shipments of NestorReader products.

Licensing fees from the Company's Fraud Detection System doubled from $75,000 in the six months ended December 31, 1994, to $150,000 in the period ending December 31, 1995.

Services

Revenues from engineering contracts increased $354,000 to $639,000 in the quarter ended December 31, 1995, from $285,000 in the year-earlier period. During the six months ended December
31, 1995, revenues from engineering contracts totaled $1,072,000, an increase of $518,000 from revenues of $554,000 in the corresponding period of the prior fiscal year.

Revenues relating to the customization of Nestor's Fraud Detection system totaled $387,000 in the second quarter of the current fiscal year compared to $183,000 for similar work in the prior year. During the six months ended December 31, 1995, such revenues totaled $743,000, as compared with $366,000 in the corresponding period of the prior fiscal year.

Revenues from engineering contracts with industrial customers totaled $135,000 in the quarter ended December 31, 1995, as compared with $8,000 in the corresponding quarter of the prior fiscal year. For the six months ended December 1995, such revenues totaled $182,000, an increase of $115,000 from revenues of $67,000 in the year-earlier period.

The Company's contracts with the Advanced Research Projects Agency (ARPA), formerly called the Defense Advanced Research Projects Agency, require engineering services rendered by the Company to develop a generic commercial application of the Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with ARPA. The first contract, which was signed in April 1990, is valued at $1,630,000; as of December 31, 1995 $1,623,000 had been earned. The second contract, signed August 26, 1993, is valued at $776,000; as of December 31, 1995,
$773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular traffic surveillance and detection. The contract, valued at $597,000, is expected to run for 11 months from September 1995. The terms of the ARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the quarter ended December 31, 1995, the Company recognized revenues totaling $90,000 under its ARPA and JPL contracts, as compared with $94,000 in the corresponding quarter of the prior fiscal year. During the six months ended December 31, 1995, revenues from the Company's ARPA and JPL contracts totaled $97,000, as compared with revenues of $122,000 in the year-earlier period.

Sales of tangible products

The tangible products currently sold by the Company are circuit boards incorporating the Company's Ni1000 Recognition Accelerator Chips, which are marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $66,000 in the quarter ended December 31, 1995, as compared with $113,000 in the corresponding quarter of the prior year. For the six months ended December 31, 1995, Ni1000 Development System revenues totaled $175,000, a decrease of $72,000 from revenues of $247,000 in the year-earlier period. Approximately $79,000 of total revenues in the year-earlier period derived from a Beta program which concluded in the period ending December 31, 1994.

Expenses

Total expenses - consisting of operations, selling and marketing, and general and administrative expenses - amounted to $1,434,000 in the quarter ended December 31, 1995, as compared with $1,389,000 in the preceding quarter and $1,407,000 in the corresponding quarter of the prior fiscal year. Expenses in the quarter ended December 31, 1995 include $131,000 of non-cash charges relating to the issuance of warrants at below-market value (see Note 4 to Consolidated Financial Statements). In the six months ended December 31, 1995, expenses totaled $2,823,000, including the $131,000 non-cash charge mentioned above, an increase of $155,000 over total expenses in the year-earlier period of $2,668,000.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended December 31, 1995, the Company paid $762,000 for wages and consulting fees, an increase of $3,000 from total wages and consulting fees of 759,000 paid in the corresponding quarter of the prior fiscal year. For the six months ending December 31, 1995, wages and consulting fees totaled $1,567,000, an increase of $141,000 from labor costs of $1,426,000 paid in the year-earlier period.

The decrease in costs from the preceding quarter to the current quarter, after adjusting for the non-cash charge, reflects a continuation of a broad effort to reduce costs which began in the fourth quarter of the prior fiscal year. Expenses decreased in all areas - operations, sales and marketing, and general and administrative. Staffing decreased from 53 full-time employees in June 1995 to 43 at the end of December 1995. This reduction in staffing reflects the layoff of employees and attrition without replacement throughout the period for June 1995 to November 1995. Further, the Company had reduced its promotional expenditures since the fourth quarter of the prior fiscal year.

Cost of services and product sold

The cost of services and products sold, which is primarily labor cost related to product development and engineering, totaled $665,000 or 59% of related revenues during the quarter ended December 31, 1995, as compared with $636,000 or 63% of related revenues in the preceding quarter and $674,000 or 74% of related revenues in the year-earlier period. During the six months ending December 31, 1995, the cost of services and products sold totaled $1,301,000 or 61% of related revenues, as compared with $1,203,000 or 75% of related revenues in the year-earlier period.

Operating costs and expenses related to the production of revenues from product-licensing fees decreased $351,000 to $159,000 (37% of related revenues) in the quarter ended December 31, 1995, from $510,000 (94% of related revenues) in the corresponding quarter of the prior fiscal year. For the six months ending December 31, 1995, such costs decreased $429,000 to $397,000 (44% of related revenues) from $826,000 (101% of related revenues) in the year-earlier period. The decrease reflects a shift in the allocation of engineering resources away from internally funded product-development efforts to customer-funded engineering projects.

Costs related to engineering services totaled $487,000 (76% of related revenues) in the quarter ended December 31, 1995, an increase of $328,000 over costs of $159,000 (61% of related revenues) in the corresponding quarter of the prior fiscal year. For the six months ending December 31, 1995, costs related to engineering services totaled $797,000 or 74% of related revenues, an increase of $432,000 over costs of $365,000 or 69% of related revenues for similar work in the year-earlier period.

The Company's expenditures for research and development were $636,000 in the quarter ended December 1995, as compared with $601,000 in the corresponding quarter of the prior fiscal year. For the six months ending December 31, 1995, research and development costs totaled $1,251,000, as compared with $1,130,000 in the year-earlier period.

Selling and marketing

Selling and marketing expenses totaled $391,000 or 34% of revenues in the quarter ended December 31, 1995, as compared with $506,000 or 50% of revenues in the preceding quarter and $559,000 or 61% of revenues in the corresponding quarter of the prior year. For the six months ending December 31, 1995, selling and marketing costs totaled $897,000 (42% of revenues) as compared with $1,047,000 (66% of revenues) in the same period of last fiscal year. The quarter-to-quarter and year-to-year decreases reflect the results of the broad effort to reduce costs noted earlier.

Sales compensation, consisting of salaries, fringe benefits, and commissions totaled $248,000 in the quarter ended December 31, 1995, as compared with $337,000 in the preceding quarter and $241,564 in the quarter ended December 31, 1994. For the six months ended December 1995, such costs totaled $585,000, as compared with $419,000 in the corresponding period of the prior fiscal year.

Promotional expenses - comprising advertising, promotion, conventions and meetings - totaled $55,000 in the quarter ended December 31, 1995, as compared with $53,000 in the preceding quarter and $104,000 in the corresponding quarter of the prior fiscal year. During the six months ended December 31, 1995, such costs totaled $108,000, as compared with $248,000 in the year-earlier period.

General and administrative expenses

General and administrative expenses totaled $335,000 in the quarter ended December 31, 1995, including a non-cash expense of $131,000 relating to the issuance of warrants at below-market value. General and administrative expenses totaled $203,000 in the quarter ended September 30, 1995 and $148,000 in the quarter ended December 31, 1995. During the six months ended December 31, 1995, general and administrative expenses totaled $539,000, including the $131,000 non-cash expense, as compared with $304,000 of general and administrative expenses in the corresponding period of the prior year.

Other expense

Other expenses, consisting of the net of interest income and interest expense, totaled $133 of net interest expense in the quarter ending December 31, 1995, as compared with net interest income of $8,609 in the year-earlier quarter. During the six months ending December 31, 1995, net interest expense totaled $49,000, as compared with net interest income of $17,000 in the corresponding period of the prior fiscal year. Approximately $48,000 in net interest expense in the six months ended December 31, 1995, relates to interest on notes payable from Wand Partners which were converted into Convertible Preferred Stock in early October. The accumulated interest was paid to Wand Partners in Common Stock.

Investment in product development and marketing

The Company has continued to invest in product development and in marketing of its products and technology, and such expenses are not capitalized.

Revenues relating to the Company's Fraud Detection System exceeded expenses by approximately $130,000 in the quarter ended
December 31, 1995. For the six-month period then ended, revenues exceeded expenses by $212,000.

The largest investment made by the Company has been in its NestorReader character-recognition product. During the quarter ended December 31, 1995, revenues exceeded expenses by $11,000. During the six months ended December 1995, expenses exceeded revenues by $142,000. Most of the reduction in staffing and in promotional expenditures has come from this group.

Expenses of the Company's generic products (the Ni1000
Recognition Accelerator and the Company's proprietary software-development tools) exceeded revenues by $54,000 during the quarter ended December 31, 1995 Such expenses exceeded revenues for the six months then ended by $111,000.

Net Income Per Share

During the quarter ended December 31, 1995, the Company experienced a loss of approximately $298,000 or $.04 per share, as compared with a loss of $426,000 or $.06 per share for the preceding quarter and a loss of $485,000 or $.07 per share for the quarter ending December 31, 1994.

During the quarter ended December 31, 1995, there were outstanding a weighted average of 7,772,358 shares of Common
Stock, as compared with 7,262,978 shares during the corresponding quarter of the previous year.

Part 2:  Other Information




                          Nestor, Inc.

                 Form 10-Q -- December 31, 1995



Item 6:                                 Exhibits and reports on Form 8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None

                            FORM 10-Q

                          NESTOR, INC.

                            SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NESTOR, INC.
                                   (REGISTRANT)




Date:  February 14, 1996           BY:  /s/ Simon Heifetz
                                   Vice Chairman and
                                   Principal Financial Officer