Form 10-Q/A
period 1995-03-31
NESTOR INC
filed 1996-04-12
CIK 720851

-13-

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QA

                        (Third Amendment)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended     March 31, 1995

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                 Commission file Number 0-12965

                          NESTOR, INC.
     (Exact name of registrant as specified in its charter)

      DELAWARE                                 13-3163744
(State of incorporation)                     (I.R.S.Employer
                                             Identification No.)

            One Richmond Square, Providence, Rhode Island   02906
            (Address of principal executive offices)   (Zip Code)

                         (401) 331-9640
      (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        X        No

    Common stock, par value .01 per share:  7,549,210 shares
                outstanding as of March 31, 1995

                          NESTOR, INC.

                   FORM 10-QA - March 31, 1995

                              INDEX



                                                       Page
Number

PART 1         FINANCIAL INFORMATION

Item 1    Financial Statements:

            Consolidated Statements of Operations
            Three and Nine Months Ended
            March 31, 1995 and 1994                        3

            Consolidated Balance Sheets (unaudited)
            March 31, 1995 and June 30, 1994               4

            Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended March 31, 1995 and 1994        5

            Notes to Consolidated Financial Statements     6



Item 2    Management's Discussion and Analysis
          of Financial Condition and Results of Operations 7



PART 2    OTHER INFORMATION                               11

                          NESTOR, INC.

                STATEMENTS OF CONSOLIDATED INCOME
                           (Unaudited)
                       Three Months Ended      Nine Months Ended
                            March 31,              March 31,
                       1995         1994        1995        1994
Revenues:

Licensing fees      $  480,201  $  273,844   $1,300,377  $  725,529

Revenues from
services               157,325     200,125      689,171     516,675

Net sales of
tangible products       28,240           0      270,759     191,250

Total Revenue          665,766     473,969    2,260,307   1,433,454

Cost of Services
and Products Sold:

Licensing fees         693,532     293,468    1,519,415     893,084

Cost of services       185,907     181,752      550,907     408,511

Cost of
tangible
products                 1,692           0       13,801      80,995

Total cost of
services and
products sold          881,131     475,220    2,084,123   1,382,590

Loss Profit
from Operations:     (215,365)     (1,251)      176,184      50,864

Selling and
marketing expenses     594,969     201,390    1,642,045     600,063



General and
administrative
expenses               462,295     223,754      766,547     614,536

Related party
consulting fee          25,692           0      139,836           0

Total costs
and expenses         1,082,956     425,144    2,548,428   1,214,599

(Loss) from
operations          (1,298,321)  (426,395)   (2,372,244) (1,163,735)

Other income
(expense)                3,176         297       20,424       4,504

(Loss) for
the period before
income taxes        (1,295,145)  (426,098)   (2,351,820) (1,159,231)

Income taxes                 0           0            0           0

Net (Loss) for
the period          $(1,295,145)         $   (426,098)$  (2,351,820)
$                   (1,159,231)

(Loss) per Share
(Note 3)            $     (0.17)      $       (0.06)$    (0.32) $
(0.17)

Weighted Average
Number of Shares Outstanding
(Note 3)              7,390,766  6,815,202     7,326,771   6,808,432


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Cash Position and Working Capital

The Company has experienced net losses and negative cash flow from operations for each of its last five fiscal years and for the nine months ended March 31, 1995, and had a negative net worth of $2,448,738 as of March 31, 1995. The Company has principally funded its activities through the sale of equity and debt securities, cash derived from operations and through non-refundable payments received under engineering and license agreements. The Company had cash and short-term investments of $908,273 at March 31, 1995, as compared with $416,210 at June 30, 1994, and $269,134 at June 30, 1993. At March 31, 1995, the
Company had a working-capital deficiency of $743,289, as compared with working capital of $220,243 at June 30, 1994. Current liabilities used to calculate working capital and net worth at March 31, 1995 include a note payable in the amount of $1,200,000, which management of the Company expects will be converted to redeemable preferred stock upon the conclusion of a proposed offering.

Substantial additional capital will be required to enable the Company to carry out needed marketing campaigns for its products, for continued upgrading of its present products, and for customer support. The Company is exploring options for the infusion of additional funds through strategic partnerships and investments. Although the Company has been engaged in discussions with potential sources of funding, the Company has not to date obtained a commitment for such additional funds, except for a limited commitment from Wand. Management of the Company is not in a position to predict the outcome of such discussions, and there can be no assurance that such additional financing will be available to the Company. If additional financing is not available, there is substantial doubt as to the Company's ability to continue as a going concern.

On April 25, 1994, the Company offered to certain warrantholders the right to exercise their warrants at a reduced price for a limited period of time. The Company received $641,250 representing the exercise price of warrants to acquire 320,625 shares of the Company's Common Stock.

On August 3, 1994, the Company sold to Wand $1.5 million of Series C Convertible Preferred shares and warrants to purchase one million shares of Common Stock. Such preferred stock is convertible into one million shares of Common stock, and the warrants are exercisable at $1.50 per share, subject to adjustment. The Company received from the sale of these equities a total of $1,500,000 (and paid $30,000 of closing costs).

The proceeds of Wand's investment in the Company were used primarily to implement an aggressive marketing plan for the Company's products, beginning in the second quarter of the fiscal year ended June 30, 1995. While the marketing plan produced a substantial increase in sales, customers for the Company's products responded more slowly than expected, and the Company's greatly increased expenditures resulted in the need for additional capital.

On March 16, 1995, the Company signed an agreement with Wand under which Wand loaned to the Company the sum of $1,200,000 evidenced by a promissory note (the "Note") which bears interest at the rate of 10% per annum payable in shares of Common Stock. The Note is callable at any time up to the commencement of a proposed offering in the event of a material adverse change in the condition or prospects of the Company. Upon the conclusion of a proposed offering, Wand has agreed to cancel and surrender the Note to the Company and to apply the principal amount, and an additional $800,000, to the purchase of additional shares of Series C Convertible Preferred Stock.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. With the sole exception of an arrangement made in December 1994 with Sligos, S.A., such prepayments have been non-refundable. Such prepayments are recognized as revenues under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage completed on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $507,789, $1,006,837 and $962,091 at March 31, 1995, June 30,
1994 and June 30, 1993, respectively.

The decrease in deferred income from March 31, 1994 to March 31,1995, occurred for three reasons: as the Company earned revenue, deferred income was reclassified to appropriate revenue categories; Sligos, S.A. agreed to convert $200,000 of its prepayment into equity; and the Company agreed to refund to Sligos, S.A. its prepayments of royalties and engineering fees under its license agreement with the Company, in consideration of the termination of the exclusiveness of Sligos' marketing rights in Europe to the Company's credit-card risk-assessment technology, which permitted the Company to market its products directly to European customers. The amounts to be refunded are equal to the greater of (a) seven per cent. of the Company's revenues from licensing of its credit-card risk-assessment products in Europe or (b) certain minimum payments aggregating $305,000 during the period ending December 31, 1996. The portion of such minimum payments due during the twelve months ending March 31, 1996 have been classified as current liabilities, and the portion due after March 31, 1996 has been classified as a long-term liability. The refunding of Sligos' prepayments based upon the Company's European risk-assessment revenues are expected to continue through December 1999, but in no event shall exceed in the aggregate prepayments made by Sligos reduced by refunds made to Sligos and by the amount of prepayments applied to the purchase of shares of Series A Preferred Stock of the Company. As at March 31, 1995, such prepayments remaining on the books of the Company amounted to $713,896, after giving effect to the application of $200,000 of prepayments to the purchase by Sligos of 100,000 shares of Series A Preferred Stock and to the refund by the Company to Sligos of $30,000 of prepaid royalties and engineering fees.

Future Commitments

The Company has no material commitments other than its obligation to Sligos, S.A., as described above, and a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator Chips for an aggregate purchase price of $97,500. The Company placed a purchase order in this amount with Intel Corporation in June 1995 and expects to take delivery of this order during the Company's fiscal year that began on July 1, 1995.

Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.

Results of Operations

Revenues in the quarter ended March 31, 1995, increased 40% over the prior year while expenses increased 118% resulting in a 203% increase in the loss for the quarter. For the nine-month period ending March 31, 1995, revenues increased 58% over the comparable period of the prior year. Expenses in the nine months ending March 1995 increased 70% over the prior-year period resulting in an 85% increase in the loss.

Revenues

During the quarter ended March 31, 1995, total revenues increased $191,797 to $665,766 from $473,969 in the corresponding quarter of the prior fiscal year. For the nine months ended March 31, 1995, revenues totaled $2,260,307, an increase of $826,853 from revenues of $1,433,454 in the nine months ended March 31, 1994. The increase in quarterly revenues from 1994 to 1995 reflects primarily an increase in product-licensing fees, which increased from $273,844 in the quarter ended March 31, 1994, to $480,201 in the current-year quarter. Similarly, the increase in year-to-date revenues from 1994 to 1995 reflects an increase in product-licensing fees, which increased $574,848 from $725,529 for the nine months ended March 31, 1994 to $1,300,377 in the comparable period of 1995.

Returns of the Company's products have been insignificant. Therefore, the Company has not had to establish an allowance for anticipated returns at the time of sale. Products shipped subject to customer approval do not give rise to revenues until such products have been accepted by customers.

Licensing

Product-licensing revenues totaled approximately $508,000 in the quarter ended March 31, 1995, as compared with $256,000 in the same quarter of the prior year. Revenues from the Company's NestorReader(TM) group of intelligent-character-recognition products totaled approximately $466,000 in the quarter ended March 31, 1995, an increase of $254,000 from $212,000 of similar revenues in the year-earlier period.

Most of the increase in product-licensing revenues for the nine months ended March 31, 1995 was attributable to the NestorReader product line, which accounted for 90% of the Company's licensing revenues in the nine months ended March 31, 1995. During that period, revenues from this product line increased to $1,145,000 from $607,000 in the corresponding period of the prior year.
This increase in revenues reflects two factors: unit shipping volume has increased and the Company realized revenues of $247,923 in the nine months ended March 31, 1995 from its OmniTools(TM) product, which was introduced in the fourth quarter of fiscal 1994.

Services

The services regularly offered by the Company consist mainly of engineering services that are required to customize the Company's products for particular customers or to apply the Company's technology to the development of solutions to commercial pattern-recognition problems. During the quarter ended March 31, 1995, revenues from such activities totaled approximately $157,000, as compared with $200,000 in the year-earlier period. For the nine month period ending March 31, 1995, revenues from engineering services totaled $689,171, an increase of $172,496 from the year-earlier revenues of $516,675.

Revenues   relating  to  the  customization  of  Nestor's   Fraud
Detection System totaled $43,000 in the third quarter of the current fiscal year compared to approximately $60,000 for similar work in the prior year. During the nine months ended March 31, 1995, such revenues totaled approximately $410,000, which were twice as great as the revenues realized from this market segment in the corresponding period of the prior fiscal year.

The  Company's  contracts  with the  Advanced  Research  Projects
Agency (ARPA), formerly called the Defense Advanced Research Projects Agency, require engineering services rendered by the
Company  to  develop  a  generic commercial  application  of  the
Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with ARPA. The first contract, which was signed in April 1990, is valued at $1,630,000; as of March 31, 1995, approximately $1,623,000 had been earned. The second contract, signed August 26, 1993, is expected to run 24 months and is valued at approximately $776,000. As of March 31, 1995, approximately $643,000 had been earned. Of the total ARPA contract of $776,000, the Company had billed approximately $766,000 to ARPA at June 30, 1995. The terms of both contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the quarter ended March 31, 1995, the Company recognized revenues totaling approximately $98,000 under its government contracts as compared with $146,000 in the year-earlier period. During the nine months ended March 31, 1995, revenues from the Company's government contracts totaled $220,000 as compared with revenues of $301,000 in the corresponding period of the prior fiscal year.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. For the three months ending March 31, 1995, sales of the Company's Ni1000 system totaled approximately $28,000. For the nine months ended March 31, 1995, revenues from the Company's Ni1000 Chip Development System totaled $270,000 as compared with $191,000 in the corresponding period of the prior fiscal year. The Ni1000 Development System was introduced in Beta in June 1993; 28% of the revenues in the nine months ended March 31,1995 derived from the Beta program as compared with 100% in the preceding year. Commercial shipments of the Ni1000 Development System, which began in June 1994, accounted for the remaining 72% of the revenues in the current year period.

Expenses

During the quarter ended March 31, 1995, total expenses were $1,964,087, as compared with total expenses of $1,405,858 in the preceding quarter and $900,364 in the corresponding quarter of the prior fiscal year. For the nine months ended March 31, 1995, total expenses were $4,632,551. For the corresponding period of the prior fiscal year, total expenses were $2,597,189. The majority of the increase in expenses derived from increases in salaries and promotional expenses as the Company increased its investment in marketing and sales.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended March 31, 1995, the Company paid $895,282 for wages and consulting fees, an increase of $406,474 from total wages and consulting fees of $488,808 paid in the corresponding quarter of the prior fiscal year. For the nine months ended March 31, 1995, the Company paid $2,321,404 for wages and consulting fees, an increase of $929,815 from total wages and consulting fees of $1,391,589 paid in the corresponding period of the prior fiscal year. The increase in labor costs reflects a growth in staff from 32 people in March 1994 to 53 in March 1995. The marketing and sales staff grew from five in March 1994 to 13 in March 1995; the engineering staff grew from 20 in March 1994 to 25 in March 1995; and a dedicated customer support staff that was begun in August 1994 totaled six in March 1995.

Cost of Services and Products Sold

Operating costs and expenses, which are primarily labor costs related to product development and engineering, increased from $475,220 in the quarter ended March 31, 1994, to $881,131 in the current-year quarter. For the nine months ended March 31, 1995, such costs increased to $2,084,123 from $1,382,590 for the nine months ended March 31, 1994, reflecting a 25% increase in staff with proportionate increases in compensation and in allocation of fixed costs. Approximately 70% of these costs and expenses are related to the production of revenues from product-licensing fees. The increase in such costs reflects the Company's commitment to the development and continuing enhancement of it products, primarily those related to document processing based upon the Company's intelligent character-recognition technology.

During the quarter ended March 31, 1995, the Company's expenditures for research and development were $792,000, as compared with $565,000 in the quarter ended March 31, 1994. For the nine months ended March 31, 1995, such costs totaled $1,922,388 as compared with $1,605,436 for the nine months ended March 31, 1994. The Company's research and development is almost entirely product related.

The Company's tangible products have a large software component, and the cost of goods sold amounted to approximately 5% of revenues in the nine months ended March 31, 1995. The higher cost component of these products in the prior-year period was largely the result of shipments under the Company's beta program, which had a larger hardware component of sales.

Selling and marketing expenses

The largest year-to-year percentage increase in expenses for the three and nine months ended March 31,1995 was in selling and marketing expenses. The increase reflected an aggressive marketing plan for the Company's NestorReader products. As noted above, the Company has increased its sales staff, its marketing expenditures, and its staffing of a customer-support group. For the quarter ended March 31, 1995, the Company's total marketing expenses, including salaries and fringes, promotional expenses and related overhead, were $594,969, as compared with marketing expenses of $201,390 in the year-earlier period. For the nine months ended March 31, 1995, the Company's marketing expenses totaled $1,642,045 as compared with $600,063 in the year-earlier period. Sales compensation, consisting of salaries, fringe benefits, and commissions, increases from $86,911 in the three months ended March 31, 1994, to $209,387 in the quarter ended March 31, 1995. Such costs increased from $306,180 for the nine months ended March 31, 1994 to $693,794 in the comparable period of 1995. Consulting increased from $22,767 in the first nine months of fiscal 1994 to $241,311 in the same period of fiscal 1995, including $139,836 paid and accrued to Hill & Partners in connection with the development and implementation of a marketing plan.

Promotional   expenses,   comprising   advertising,    promotion,
conventions and meetings, increased approximately $161,000 from $52,000 in the three months ended March 31, 1994 to $213,000 in the current-year quarter. For the nine months ended March 1995, promotional costs totaled $479,000, an increase of $353,000 from
$126,000  in  the  corresponding  period  of  the   fiscal  year.
Increased attendance at trade shows, media advertising and direct-mail expenses accounted for the increase in promotional expenses in the current fiscal period. Of this amount, expenditures for advertising and meetings increased from $115,202 to $460,725.

General and administrative expenses

General and administrative expenses totaled $462,295 for the three months ending March 31, 1995, including approximately $209,000 of non-cash charges related to the expense represented by the market value of 100,000 shares of Common stock issued to Wand as a commitment. In the three-month period ended March 31, 1994, general and administrative costs totaled $223,754 For the nine months ended March 31, 1995, general and administrative expenses totaled $791,547 including the non-cash charge mentioned above. In the corresponding period of the prior fiscal year, general and administrative charges totaled $614,536.

Investment in Product Development and Marketing

As noted above, the Company has continued to invest in internally funded product development and in marketing of its products and technology. The Company's development projects are entirely product-oriented, and the development of these products has not entailed a "working model" or "technological feasibility" phase because the capabilities of the Company's technology are well understood. As a result, development is continuous from inception to finished product, which is ready for marketing when development is completed. For this reason, development expenses have not been capitalized to date, and costs of product development and marketing have been charged to their respective product lines.

The  largest  investment  made by the Company  has  been  in  its
NestorReader character-recognition product. During the quarter ended March 31, 1995, the Company's NestorReader product-development and marketing expenses exceeded revenues by approximately $462,000 and such expenses exceeded revenues for the nine months then ended by approximately $977,000. Much of the Company's increased investment in marketing and sales was related to the NestorReader product line, which _ as noted above _ accounts for the bulk of the Company's licensing revenues.

Expenses of the Company's generic products (the ARPA hardware and the Company's proprietary software-development tools) exceeded revenues by approximately $202,000 for the quarter ended March 31, 1995, and such expenses exceeded revenues for the nine months then ended by $394,000. The Company began commercial shipping of the chip and related products in June 1994.

Expenses relating to the Company's Fraud Detection System exceeded revenues by approximately $158,000 during the quarter ended March 31, 1995. For the nine month period ended March 31, 1995, expense exceeded revenues by approximately $94,000. The Company has license agreements with Mellon Bank, with Europay International, an association of 700 banks in Europe, and with a European financial-services company for the use of this system.

Net Income Per Share

During the quarter ended March 31, 1995, the Company experienced a loss of $1,295,145 or $.17 per share, as compared with a loss of $484,558 or $.07 per share for the preceding quarter and a loss of $426,098 or $.06 per share for the quarter ending March 31, 1994. For the nine months ended March 31, 1995, the Company experienced a loss of $2,351,820 or $.32 per share, as compared with a loss of $1,159,231 or $.17 per share for the corresponding period in its prior fiscal year.

During the quarter ended March 31, 1995, there were outstanding a weighted average of 7,390,766 shares, as compared with 6,815,202 during the corresponding quarter of the previous year. For the nine months ended March 31, 1995, there were outstanding a weighted average of 7,326,771 shares, as compared with 6,808,432 during the corresponding period of the previous year.

                           FORM 10-QA

                          NESTOR, INC.



                            SIGNATURE





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NESTOR, INC.
                                    (REGISTRANT)







DATE:  April 12, 1996    BY:
David Fox
                                   President and CEO