Form 10-Q
period 1996-03-31
NESTOR INC
filed 1996-05-15
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended     March 31, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to           __
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

    Common stock, par value .01 per share:  8,041,286 shares
                outstanding as of March 31, 1996

                          NESTOR, INC.
                   FORM 10-Q - March 31, 1996
                              INDEX



PART 1         FINANCIAL INFORMATION

Item 1    Financial Statements:

            Statement of Consolidated Income (unaudited)
            -Three and Nine Months
             Ended March 31, 1996 and 1995

            Consolidated Balance Sheets (unaudited)
            -March 31, 1996 and June 30, 1995

            Statements of Consolidated Cash Flows (unaudited)
            -Nine Months
             Ended March 31, 1996 and 1995

            Notes to Consolidated Financial Statements


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART 2    Other Information

                          NESTOR, INC.

                STATEMENTS OF CONSOLIDATED INCOME
                           (Unaudited)

                                     Three Months Ended        Nine Months Ended
                                          March 31,               March 31,
                                       1996        1995         1996       1995
Revenues:
  Licensing fees              $  375,380   $  480,201     $1,277,301  $ 1,300,377

  Revenues from services         547,947      157,325      1,624,124      689,171

  Net Sales of tangible
  products                        50,726       28,240        221,716      270,759

     Total Revenue               974,053      665,766      3,123,141    2,260,307

Cost of Services and
Products Sold:
  Licensing fees                 129,775      693,532        526,829    1,519,415

  Revenues from services         507,868      185,907      1,304,459      550,907

  Net sales of tangible
  products                        35,524        1,692        143,091       13,801

     Total Cost of
     Services and
     Products Sold               673,167      881,131      1,974,379    2,084,123

Gross Profit
from Operations:                 300,886    (215,365)      1,148,762      176,184

Selling and marketing
expenses:                        381,212      594,969      1,278,701    1,642,045

General and administrative
expenses                         203,242      462,295        741,988      766,547

Related party consulting fee      51,838       25,692        137,364      139,836

Total costs and expenses         636,292    1,082,956      2,158,053    2,548,428

(Loss) from operations         (335,406)   (1,298,321)    (1,009,291) (2,372,244)

Other income (expense)             2,272        3,176       (47,070)       20,424

(Loss) for the period
before income taxes            (333,134)   (1,295,145)    (1,056,361) (2,351,820)

Income taxes                           0            0              0            0

Net (Loss) for the period     $(333,134)   $(1,295,145)   $(1,056,361)$(2,351,820)

 (Loss) Per Share             $   (0.04)   $     (0.17)   $     (0.14) $    (0.32)

Weighted Average Number of
 Shares Outstanding            7,909,010    7,390,766      7,782,124    7,326,771


                          NESTOR, INC.
                   CONSOLIDATED BALANCE SHEETS
                                   March 31, 1996  June 30, 1995
            ASSETS                  (Unaudited)
Current assets:
  Cash and cash equivalents             $    515,221    $   452,588
  Accounts receivable net of
   allowance for doubtful accounts         1,090,772        661,734
  Unbilled contract revenue                  306,592        208,352
  Due from employees, officers
    and directors                              9,111         11,323
  Other current assets                       129,575        119,840
    Total current assets                   2,051,271      1,453,837
Property and equipment at cost-
  net of depreciation                         300,178        347,325
Other assets                                   10,483         11,333
Total Assets                             $  2,361,932    $ 1,812,495

   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note Payable                          $          0    $ 1,700,000
  Accounts payable and
    accrued expenses                         813,160      1,381,457
  Due to SLIGOS, S.A.                        275,000        175,000
  Deferred income                            215,529         77,311
  Other current liabilities                    9,999          2,944
    Total current liabilities              1,313,688      3,336,712

Noncurrent liabilities:
  Long term obligations
    under capital lease                        9,792              0
  Due to SLIGOS, S.A.                              0        100,000
    Total liabilities                      1,323,480      3,436,712
Long term portion of
  deferred income                            430,899        438,896

Redeemable preferred stock
 (see Note 4)                               5,114,430      1,600,328

Stockholders' equity:
  Preferred stock, $1.00 par value,
   authorized 10,000,000 shares;
   issued and outstanding:
                                    Series A - 452,064 shares at
     June 30, 1995                                          452,064
   (liquidation value $904,128 -
     $2.00 per share)
   and 452,064 at March 31, 1996             452,064
   (liquidation value $904,128 -
     $2.00 per share)
   Series B - 2,540,000 shares at
     June 30, 1995                                        2,540,000
   (liquidation value $2,540,000 -
     $1.00 per share)
   and 2,210,000 shares at
   March 31, 1996,                         2,210,000
   (liquidation value $2,210,000 -
     $1.00 per share)
   Series D - None at June 30, 1995                               0
   (liquidation value $1.50 per
     share plus accrued dividends)
   and 186,671 shares at March 31, 1996,     290,257
   (liquidation value $290,257 -
     $1.50 per share)
   Series C, E, F, G, and H
   redeemable preferred stock
   (shown above) 1,500 shares at
   June 30, 1995 and 4,846 shares at
   March 31, 1996 (liquidation value
   $1,000 per share plus accrued
   dividends) - see Note 4.                       --             --
Common stock, $.01 par value.
   authorized 30,000,000 shares
   issued and outstanding:
   7,606,710 shares at June 30, 1995
   and 8,041,286 shares at
   March 31, 1996                             80,413         76,067
Warrants and options                          375,000        375,000
Additional paid-in capital                 11,351,769     11,103,449
Retained (deficit)                       (19,266,380)    (18,210,021)
  Total stockholders'
  equity (deficiency)                    (4,506,877)    (3,663,441)

Total Liabilities and
Stockholders' Deficit                    $  2,361,932    $ 1,812,495

                          NESTOR, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
<CAPTION)
                                        Nine Months Ended March 31,
                                           1996           1995
Cash flows from operating activities:
  Net (loss)                               $(1,056,361)           $
(2,351,820)
   Adjustments to reconcile net (loss)
     to net cash provided by
    operating activities:
    Depreciation and amortization               78,738       76,536
    Expenses recognized relating to options,
      warrants and capital transactions        209,448      210,500
    Changes in assets and liabilities:
         (Increase) in accounts receivable   (429,038)     (96,118)
         (Increase) in unbilled
           contract revenue                   (98,240)    (118,524)
         (Increase) decrease in due from
           employees, officers,and
           directors, and other
           current assets                      (7,523)    (109,930)
         (Increase) decrease in
           other assets                              0      (5,000)
         Increase (decrease) in accounts
          payable and accrued expenses       (554,633)      423,816
         Increase (decrease)
           in deferred income                  130,221     (55,548)

  Net cash (used) by operating activities  (1,727,388)  (2,026,088)

Cash flows from investing activities:
  Purchase of property and equipment          (21,857)    (214,702)

Net cash (used) by investing activities        (21,857)    (214,702)
Cash flows from financing activities:
  Repayment of obligations
    under capital leases                       (5,699)      (8,209)
  Proceeds of note payable                     300,000    1,200,000
  Rights offering expense                    (136,421)            0
  Proceeds from issuance of common stock         2,175       71,062
  Proceeds from issuance of
    preferred stock                          1,651,823    1,470,000
Net cash provided by financing activities     1,811,878    2,732,853


Net change in cash and cash equivalents          62,633      492,063

Cash and cash equivalents -
  beginning of period                           452,588      416,210

Cash and cash equivalents -
  end of period                            $   515,221 $    908,273

Supplemental cash flows information:
  Interest paid                            $     4,356 $      1,317

  Income taxes paid                        $         0 $          0


                            FORM 10-Q

                           NESTOR INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -Financial Statements:

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three months and nine months ended March 31, 1996 and 1995; (b) the Consolidated statement of cash flows for the nine months ended March 31, 1996 and 1995; and (c) Consolidated financial position at March 31, 1996 have been made.

Note 2 -Research and Development Expenses:

        Research and development expenses charged to operating expenses are summarized as follows:



                            Three Months Ended    Nine Months Ended
                                March 31,             March 31,

                             1996       1995       1996       1995
         Customer Funded   $547,947  $157,325  $1,624,124  $  711,671

         Company Funded     119,587   634,620     304,616   1,210,717

                           $667,534  $791,945  $1,928,740  $1,922,388


          For the three months ended March 31, 1996, the Company earned $547,947 of revenue and incurred costs of $507,868 under contracts to perform research and development for others. For the nine months then ended the Company earned $1,624,124 of revenue and incurred costs of $1,304,459 for such research and development. At March 31, 1996, a customer of the Company's Risk Management Group had placed an order for the installation of the Prism product. The Company expects to recognize under this contract an additional $300,000 through July 31, 1996. At March 31, 1996, there were no significant royalty arrangements, purchase provisions or license agreements in effect with customers for whom the Company had performed research and development services.



Note 3 -  Rights Offering and Note Payable:

          On August 16, 1995, a registration statement of the Company relating primarily to rights granted to the Company's shareholders became effective. Each right enabled the holder to purchase a Unit consisting of one share of series D Convertible Preferred Stock, convertible into one share of Common Stock after January 1, 1996 and one warrant to purchase one-half share of Common Stock for three years after the effective date of registration statement at a price of $2 per share. As of March 31, 1996, $10,250 of dividends was accrued and included in the amount shown on the accompanying Balance Sheet.

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

Note 4 -  Redeemable Preferred Stock

          The Company is required to redeem all of the following series of convertible preferred stock on or before August 1, 2004. Accordingly, this preferred stock subject to mandatory redemption has been presented separately outside of permanent stockholders' equity in the accompanying financial statements.


                                          March 31, 1996 June 30, 1995


        Series C, par value $1.00 per share,
        0 shares outstanding at March 31,
        1996, and 1,500 shares issued and
        outstanding at June 30, 1995.  $0 and
        $100,328 of accumulated dividends at
        March 31, 1996 and June 30, 1995,
        respectively.                     $        0   $  1,600,328



        Series E, par value $1.00 per share,
        1,444 shares outstanding at March 31,
        1996, and 0 shares issued and
        outstanding at June 30, 1995.
        $105,930 and $0 of accumulated
        dividends at March 31, 1996 and June
        30, 1995, respectively.            1,549,930              0



        Series F, par value $1.00 per share,
        599 shares outstanding at March 31,
        1996, and 0 shares issued and
        outstanding at June 30, 1995.  $9,019
        and $0 of accumulated dividends at
        March 31, 1996 and June 30, 1995,
        respectively.                        608,019              0



        Series G, par value $1.00 per share,
        777 shares outstanding at March 31,
        1996, and 0 shares issued and
        outstanding at June 30, 1995.  $4,856
        and $0 of accumulated dividends at
        March 31, 1996 and June 30, 1995,
        respectively.                        781,856              0



        Series H, par value $1.00 per share,
        2,026 shares outstanding at March 31,
        1996, and 0 shares issued and
        outstanding at June 30, 1995.
        $148,625 and $0 of accumulated
        dividends at March 31, 1996 and June
        30, 1995, respectively.            2,174,625              0


TOTAL:                            $5,114,430   $  1,600,328


        At June 30, 1995, there were issued and outstanding 1,500 shares of Series C Convertible Preferred Stock. In early October 1995, Wand Partners exchanged certain Notes payable for an additional 1,970 shares of Series C Preferred Stock. On January 31, 1996, Wand Partners exchanged all of its Series C Convertible Preferred Stock for 1,444 shares of Series E Convertible Preferred Stock and 2,026 shares of Series H Convertible Preferred Stock. On January 31, Wand Partners purchased 599 shares of Series F Convertible Preferred Stock for a total of $599,000. On March 7, 1996, Wand purchased 777 shares of Series G Convertible Preferred Stock. Each of these series of stock is described below.

        Series F and G Convertible Preferred Stock

        Except as noted below the Series F and G Preferred Stock have the same terms and conditions. Each share of Series F and G Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of (a) $1.25 per share, subject to adjustment, after June 30, 1996. With respect to dividend rights, redemption rights and rights on liquidation, winding up or dissolution, the Series F Preferred Stock ranks pari passus with the Series G Preferred Stock and ranks prior to the Series A, B, D, E, and H Preferred Stocks and the Common Stock of the Company.

        Except as provided herein, any holder of Series G Preferred Stock that is subject to the Bank Holding Company Act of 1956 ("BHCA Holder"), as amended, shall have no voting rights. Each holder of Series G Preferred Stock that is not a BHCA Holder shall be entitled to vote on all matters as to which stockholders of the Company are entitled to vote, and each such holder shall be entitled to cast a number of votes equal to the greatest number of whole shares of Common Stock into which such holder's shares of Series G Preferred Stock could be converted. The holders of the Series F Convertible Preferred Stock are entitled to one vote for each share of Common Stock into which the shares are convertible.

        In the event the Company is in default with respect to the payment of (i) two consecutive cash dividends after the "Restricted Period" as hereinafter defined or (ii) two dividends within any six consecutive dividend periods the holders of the Series F and G Preferred Stock shall have the right to elect two directors for so long as the default continues. In the event the Company is in default with respect to the payment of (i) four consecutive cash dividends after the Restricted Period as hereinafter defined or (ii) four dividend payments within any eight consecutive quarterly dividend periods, the holders shall have the right to elect four directors for so long as the default continues.

        In the event the Company violates the provisions of, or is in default under the terms of any loan agreement or in the event a judgment is entered against the Company or any subsidiary in the amount of $50,000 or more, the holders of the Series C Convertible Preferred Stock shall have the right to elect four directors.

        The holders of the Series F and G Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the Company legally available for such purpose as and when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of nine percent (9%) compounded daily per annum of the stated value per share ($1,000.00 on original issuance) of Series F and G Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any of the shares of Series F and G Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series F and G Preferred Stock means the period beginning on the date of issuance of the Series F or G Preferred Stock and ending on September 30, 1997. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

        The Company is obligated to redeem all the outstanding shares of Series F and G Preferred Stock outstanding at the stated value plus accrued dividends on August 1, 2004. The holders of the F and G Preferred Stock have the right to require that the Company redeem, to the extent the Company may lawfully do so, all or a portion of the then outstanding shares of Series C Convertible Preferred Stock at the stated value plus accrued and unpaid dividends in the event of a merger, reorganization, transfer of the majority of the voting securities of the Company, or sale of more than 25% of the assets of the Company.

        Series E and Series H Convertible Preferred Stock

        Except as noted below, the Series E and Series H Preferred Stock have the same terms and conditions.
        Each share of Series E and H Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of (a) $1.50 per share subject to adjustment prior to August 1, 2004 or (b) on or after August 1, 2004 at a conversion price which is the lower of $1.00 or the conversion price in effect pursuant to
        (a). With respect to dividend rights, redemption rights and rights on liquidation, winding up or dissolution, the Series E and H Preferred Stocks rank (i) junior to the Series F Preferred Stock and the Series G Preferred Stock; (ii) pari passus with the Series A Preferred Stock; and (iii) rank prior to the Series B Preferred Stock and the Series D Preferred Stock and the Common Stock of the Company.

        Except as provided herein, any holder of Series E Preferred Stock that is subject to the Bank Holding Company Act of 1956 ("BHCA Holder"), as amended, shall have no voting rights. Each holder of Series E Preferred Stock that is not a BHCA Holder shall be entitled to vote on all matters as to which stockholders of the Company are entitled to vote, and each such holder shall be entitled to cast a number of votes equal to the greatest number of whole shares of Common Stock into which such holder's shares of Series E Preferred Stock could be converted. The holders of the Series H Convertible Preferred Stock are entitled to one vote for each share of Common Stock into which the shares are convertible.

        Except as hereinafter provided, the holders of the Series E Preferred Stock and the Series H Preferred Stock shall have the right, voting separately as a class, to elect two directors to the Board of Directors of the Company. However, in the event the Company is in default with respect to the payment of (i) two consecutive cash dividends after the "Restricted Period" as hereinafter defined or (ii) payments within any six consecutive quarterly dividend periods, the holders shall have the right to elect four directors for so long as the default continues. In the event the Company is in default with respect to the payment of (i) four consecutive cash dividends after the 'Restricted Period" as hereinafter defined or (ii) four dividend payments within any eight consecutive quarterly dividend periods, the holders shall have the right to elect six directors for so long as the default continues.

        In the event the Company violates the provisions of, or is in default under the terms of any loan agreement or in the event a judgment is entered against the Company or any subsidiary in the amount of $50,000 or more, the holders of the Series C Convertible Preferred Stock shall have the right to elect eight directors.

        The holders of the Series E Preferred Stock and the Series H Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the Company legally available for such purpose as and when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of seven percent (7%) compounded daily per annum of the stated value per share ($1,000.00 on original issuance) of Series E and H Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any of the shares of Series E and H Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series E and H Preferred Stock means the period beginning on the date of issuance of the Series E and H Preferred Stock and ending on the earlier of (a) the first day of the calendar quarter in which the Company first pays cash dividends on its Common Stock or (b) June 30, 1998. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

        The Company is obligated to redeem all the outstanding shares of Series E and H Preferred Stock outstanding at the stated value plus accrued dividends on August 1, 2004. The holders of the E and H Preferred Stock have the right to require that the Company redeem, to the extent the Company may lawfully do so, all or a portion of the then outstanding shares of Series C Convertible Preferred Stock at the stated value plus accrued and unpaid dividends in the event of a merger, reorganization, transfer of the majority of the voting securities of the Company, or sale of more than 25% of the assets of the Company.






Liquidity and Capital Resources

Cash and Working Capital

The Company had cash and short-term investments of approximately $515,000 at March 31, 1996, as compared with $68,000 at December 31, 1995, and $276,000 at September 30, 1995. At March 31, 1996,
the Company had working capital of $737,000, as compared with a working-capital deficiency of $307,000 at December 31, 1995.

The Company had a negative net worth (stockholders' equity) of $4,507,000 at March 31, 1996, as compared with negative net worth of $4,117,000 at December 31, 1995, and negative net worth of $3,663,000 at September 30, 1995. Stockholders' equity does not include redeemable preferred shares in the amounts of $5,114,430 at March 31, 1996, and $3,689,635 at December 31, 1995. At June 30, 1995, there were $1,600,328 of redeemable preferred shares outstanding. See Note 4 to Consolidated Financial Statements.

Sale of Redeemable Preferred Stock

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

On March 7, 1996, the Company sold to Wand Partners $777,000 of Series G Convertible Preferred Stock and warrants to purchase 225,330 shares of Common Stock. Each share of Series G Preferred stock is convertible, after June 30, 1996, into Common Stock at the rate of $1.25 per share of Common Stock, subject to adjustment. The warrants are exercisable at $1.25, subject to adjustment. The Series G Convertible Preferred Stock has the right to receive dividends at the rate of 9% per annum of their stated value.

Additional capital may be required to enable the Company to carry out marketing campaigns for its products, for continued upgrading of its present products, and for customer support. The Company is exploring options for the infusion of additional funds through strategic partnerships. Although the Company has been engaged in discussions with potential sources of funding, the Company has not to date obtained a commitment for such additional funds. Management of the Company is not in a position to predict the outcome of discussions with potential strategic partners, and there can be no assurance that additional financing will be available to the Company. If additional financing is not available, management of the Company would have to curtail certain of the Company's operations until additional funds become available from outside sources or from revenues.

Deferred income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $646,000 at March 31, 1996, as compared with $516,000 at June 30, 1995.

Future commitments

During the quarter ended March 31, 1996, the Company acquired property and equipment (primarily computing and related equipment) at a cost of $18,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has no material commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator chips. The Company placed a purchase order in the amount of $97,500 with Intel Corporation in June 1995, took delivery of half of this order in the quarter ended March 1996, and expects to take delivery of the balance of this order in the Company's fourth fiscal quarter which begins April 1, 1996.

Results of Operations

Revenues in the quarter ended March 31, 1996, increased 46% over the corresponding quarter of the prior year while expenses decreased 33%, resulting in a 74% decrease in the loss for the quarter. For the nine month period ending March 31, 1996, revenues increased 38% over the prior year, while expenses in the nine months ending March 1996, decreased 11% compared to the prior year, resulting in a 55% decrease in the loss for the period.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services, and are discussed separately below.

During the quarter ended March 31, 1996, total revenues increased $308,000 to $974,000 from $666,000 in the corresponding quarter of the prior fiscal year. The increase in revenues from 1995 to 1996 reflects the net of an increase in engineering-service revenues and a decrease in licensing revenues.

For the nine months ended March 31, 1996, revenues totaled $3,123,000, an increase of $863,000 from revenues of $2,260,000 in the nine months ended March 31, 1995. The increase in nine-month revenues from 1995 to 1996 reflects the net of an increase in engineering-service revenues and a decrease in revenues from licensing and sales of tangible products.

Services

Revenues from engineering contracts increased $390,000 to $548,000 in the quarter ended March 31, 1996, from $157,000 in the year-earlier period. During the nine months ended March 31, 1996, revenues from engineering contracts totaled $1,624,000, an increase of $935,000 over revenues of $689,000 in the corresponding period of the prior fiscal year.

Revenues   relating  to  the  customization  of  Nestor's   Fraud
Detection System totaled $282,000 in the third quarter of the current fiscal year, compared to $44,000 for similar work in the prior year. During the nine months ended March 31, 1996, such revenues totaled $1,025,000, as compared with $410,000 in the corresponding period of the prior fiscal year.

Revenues from engineering contracts with industrial customers totaled $114,000 in the quarter ended March 31, 1996, as compared with $15,000 in the year earlier period. For the nine months ended March 1996, revenues from engineering contracts totaled $347,000, an increase of $266,000 over year-earlier revenues of $81,000.

The  Company's  contracts  with the  Advanced  Research  Projects
Agency (ARPA), formerly called the Defense Advanced Research Projects Agency, require engineering services rendered by the
Company  to  develop  a  generic commercial  application  of  the
Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with ARPA. The first contract, which was signed in April 1990, is in the amount of $1,630,000; as of March 31, 1996, approximately $1,623,000 had been earned. The second contract, signed August 26, 1993, is in the amount of $776,000; as of March 31, 1996, approximately $773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract, valued at approximately $597,000, is expected to run for 11 months from September 1995. The terms of the ARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the quarter ended March 31, 1996, the Company recognized revenues totaling $152,000 under its ARPA and JPL contracts, as compared with $99,000 in the corresponding quarter of the prior fiscal year. During the nine months ended March 31, 1996, revenues from the Company's ARPA and JPL contracts totaled $249,000, as compared with revenues of $220,000 in the year-earlier period.

Licensing Fees

Product-licensing revenues totaled $375,000 in the quarter ended March 31, 1996, as compared with $480,000 in the year-earlier period. The Company's NestorReader group of intelligent-character-recognition products accounted for all of the licensing revenues in both periods. The decrease in year-to-year product-licensing revenues reflects the net of an increase in royalty revenues from the Company's OEMs and a decrease in revenues from shipments of NestorReader products to individual customers.

For the nine months ended March 31, 1996, product-licensing revenues decreased to $1,277,000 from $1,300,000 in the corresponding period of the prior fiscal year. Revenues relating to NestorReader products decreased $95,000, from $1,199,000 to $1,104,000, again reflecting an increase in royalty revenues from the Company's OEMs and a decrease in revenues from direct shipments of NestorReader products.

Licensing fees from the Company's Fraud Detection System doubled from $75,000 in the nine months ended March 31, 1995, to $150,000 in the comparable period ending March 31, 1996.

Sales of tangible products

The tangible products currently sold by the Company are circuit boards incorporating the Company's Ni1000 Recognition Accelerator Chips, which are marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $51,000 in the quarter ended March 31, 1996, as compared with $28,000 in the corresponding quarter of the prior year. For the nine months ended March 31, 1996, Ni1000 Development System revenues totaled $222,000, a decrease of approximately $49,000 from revenues of $271,000 in the year-earlier period. Approximately $79,000 of total revenues in the year-earlier period derived from a Beta program which concluded in the period ending December 31, 1994.

Expenses

Total expenses -- consisting of operations, selling and marketing, and general and administrative expenses -- amounted to $1,309,000 in the quarter ended March 31, 1996, as compared with $1,303,000 in the preceding quarter (excluding a $131,000 non-cash charge relating to the issuance in that quarter of warrants exercisable below market - see Note 3 to Consolidated Financial Statements), and $1,964,000 in the corresponding quarter of the prior fiscal year. In the nine months ended March 31, 1996, expenses totaled $4,132,000, a decrease of $501,000 from total expenses of $4,633,000 in the year-earlier period. Expenses in the current year include the non-cash charge mentioned above; expenses in the year-earlier period include $210,000 of non-cash charges relating to the issuance of 100,000 shares of Common stock issued to Wand Partners as a commitment fee.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended March 31, 1996, the Company paid $746,000 for wages and consulting fees, a $149,000 decrease from $895,000 of such costs paid in the corresponding quarter of the prior fiscal year. For the nine months ending March 31, 1996, wages and consulting fees totaled $2,321,000, essentially unchanged as compared with $2,320,000 of wages and consulting fees in the year-earlier period.

The decrease in costs from comparable periods of the prior year reflects the results of a broad effort to reduce costs that began in the fourth quarter of the prior fiscal year. Expenses decreased in all areas -- operations, sales and marketing, and general and administrative. Staffing decreased from 53 full-time employees in June 1995 to 42 at the end of March 1996. This reduction in staffing reflects the layoff of employees and attrition without replacement throughout the period of June 1995 to February 1996. Further, the Company had reduced its promotional expenditures since the fourth quarter of the prior fiscal year.

Cost of services and products sold

The cost of services and products sold, which is primarily labor cost related to product development and engineering, totaled $673,000 or 69% of related revenues during the quarter ended March 31, 1996, as compared with $665,000 or 59% of related revenues in the preceding quarter and $881,000 or 132% of related revenues in the year-earlier period. During the nine months ending March 31, 1996, the cost of services and products sold totaled $1,974,000 or 63% of related revenues, as compared with $2,084,000 or 92% of related revenues n the year-earlier period.

Operating costs and expenses related to the production of revenues from product-licensing fees decreased $564,000 to $130,000 (35% of related revenues) in the quarter ended March 31, 1996, from $694,000 (145% of related revenues) in the corresponding quarter of the prior fiscal year. For the nine months ending March 31, 1996, such costs decreased $992,000 to $527,000 (41% of related revenues) from $1,519,000 (117% of related revenues) in the year-earlier period. The decrease reflects a shift in the allocation of engineering resources away from internally funded product-development efforts to customer-funded engineering projects.

Costs related to engineering services totaled $508,000 (93% of related revenues) in the quarter ended March 31, 1996, an increase of $322,000 over costs of $186,000 (118% of related revenues) in the corresponding quarter of the prior fiscal year. For the nine months ending March 31, 1996, costs related to engineering services totaled $1,304,000 or 80% of related revenues, an increase of $753,000 over costs of $551,000 or 80% of related revenues for similar work in the year-earlier period.

The Company's expenditures for research and development were $660,000 in the quarter ended March 1996, as compared with $792,000 in the corresponding quarter of the prior fiscal year. For the nine months ending March 31, 1996, research and development costs totaled $1,929,000, as compared with $1,922,000 in the year-earlier period.

Selling and marketing

Selling and marketing expenses totaled $381,000 or 39% of revenues in the quarter ended March 31, 1996, as compared with $391,000 or 34% of revenues in the preceding quarter and $595,000 or 89% of revenues in the corresponding quarter of the prior year. For the nine months ending March 31, 1996, selling and marketing costs totaled $1,279,000 (41% of revenues) as compared with $1,642,000 (73% of revenues) in the same period of last fiscal year. The quarter-to-quarter and year-to-year decreases reflect the results of the broad effort to reduce costs noted earlier.

Sales compensation, consisting of salaries, fringe benefits, and commissions totaled $226,000 in the quarter ended March 31, 1996, as compared with $248,000 in the preceding quarter and $262,000 in the quarter ended March 31, 1995. For the nine months ended March 1996, such costs totaled $811,000, as compared with $680,000 in the corresponding period of the prior fiscal year.

Promotional expenses -- comprising advertising, promotion, conventions and meetings -- totaled $52,000 in the quarter ended March 31, 1996, as compared with $55,000 in the preceding quarter and $213,000 in the corresponding quarter of the prior fiscal year. During the nine months ended March 31, 1996, such costs totaled $163,000, as compared with $461,000 in the year-earlier period.

General and administrative expenses

General  and  administrative expenses  totaled  $203,000  in  the quarter ended March 31, 1996, as compared with $335,000 in the preceding quarter, and $462,000 in the corresponding quarter of the prior fiscal year. Non-cash charges of $131,000 and $209,000 relating to the issuance of warrants at below market-value and the issuance of Common stock to Wand Partners are included in the quarters ended December 31, 1995, and March 31, 1996, respectively. During the nine months ended March 31, 1996, general and administrative expenses totaled $742,000, including the $131,000 non-cash expense, as compared with $767,000 of general and administrative expenses in the corresponding period of the prior year, including the $209,000 relating to the issuance of Common stock.

Other income (expense)

Other expenses, consisting of the net of interest income and interest expense, totaled approximately $2,000 of net interest income in the quarter ending March 31, 1996, as compared with $3,000 in the year-earlier quarter. During the nine months ending March 31, 1996, net interest expense totaled $47,000, as compared with net interest income of $20,000 in the corresponding period of the prior fiscal year. Approximately $48,000 in net interest expense in the nine months ended March 31, 1996, relates to interest on notes payable from Wand Partners that were converted into Convertible Preferred Stock in early October. The accumulated interest was paid to Wand Partners in Common Stock.


Investment in product development and marketing

The Company has continued to invest in product development and in marketing of its products and technology, and such expenses are not capitalized.

Expenses  relating  to  the  Company's  Fraud  Detection   System
exceeded revenues by $92,000 in the quarter ended March 31, 1996.
For the nine month period then ended, revenues exceeded expenses by $113,000.

During the quarter ended March 31, 1996, revenues from the NestorReader group of products exceeded expenses by $10,000. For the nine months ended March 1996, expenses of this group exceeded revenues by $133,000.

For the quarter ended March 31, 1996, revenues of the Company's generic products (the Ni1000 Recognition Accelerator and the Company's proprietary software-development tools) exceeded expenses by $1,000. During the nine months ended March 31, 1996, expenses of this group exceeded its revenues by $110,000.

Net Income Per Share

During the quarter ended March 31, 1996, the Company experienced a loss of $333,000 or $.04 per share, as compared with a loss of $298,000 or $.04 per share for the preceding quarter and a loss of $1,295,000 or $.17 per share for the quarter ended March 31, 1995.

During the quarter ended March 31, 1996, there were outstanding a weighted average of 7,909,010 shares of Common stock, as compared with 7,390,766 shares during the corresponding quarter of the previous year.
                          Nestor, Inc.

                   Form 10-Q -- March 31, 1996

Item 6.   Exhibits and reports on form 8-K

              (a)  Exhibits - None

              (b) Reports on Form 8-K: On February 5, 1996, the Corporation filed with the Securities and Exchange Commission a current report on form 8-K dated January 30, 1996.


              (c)   Reports on Form 8-K:  On  March 21, 1996, the
              Corporation   with  the  Securities  and   Exchange
              Commission filed a current report on form 8-K dated March 7, 1996.







                            FORM 10-Q

                          NESTOR, INC.

                            SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NESTOR, INC.
                                    (REGISTRANT)





DATE:  May 15, 1996                 BY:
                                             /s/ Charles Elbaum
                                                 Co-Chairman