Form 10-K
period 1996-06-30
NESTOR INC
filed 1996-09-27
CIK 720851

15
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended     June 30, 1996

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

   Securities registered pursuant to Section 12(b) of the Act:
                              NONE

   Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.01 Par Value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



                             Exhibit Index is on Page _________


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on September 17, 1996 was $11,189,677. The number of shares outstanding of the Registrant's Common Stock at September 17, 1996 was 8,548,141.

DOCUMENTS INCORPORATED BY REFERENCE.

Information to be included in registrant's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of registrant's fiscal year is incorporated by reference in Part III of the Form 10-K.





ITEM 1.    Business

Prospective Statements

The following discussion contains prospective statements regarding Nestor, Inc. ("Nestor" or "the Company"), its business, outlook and results of operations that are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation:, the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission.

General

Nestor, Inc. designs, develops, markets, and supports intelligent software solutions for mission-critical decision applications in real-time environments. Nestor employs proprietary neural network predictive models to convert existing data and business experiences into meaningful recommendations and actions. The Company has leveraged its neural-network software architecture across a wide range of markets, including financial-institution credit/debit card fraud and real-time traffic-control systems. In addition, the Company believes that its technology and software architecture are well suited for intelligent decision applications addressing a variety of other markets, including health care payments, long distance and mobile phone fraud, database marketing, and intranet/internet information discovery applications.

For its fiscal year ended June 30, 1996, the Company realized a 71% increase in operating revenues to $5,461,580 and experienced a profit of $12,690 after taxes. Year ended June 30, 1995 revenues were $3,195,563 and a net loss of $3,457,422 was reported. Revenues for fiscal 1996 include an initial license fee in the amount of $1,400,000 received by the Company in connection with the granting of an exclusive license to National Computer Systems, Inc. ("NCS") of the Company's "NestorReader" family of character-recognition products, and a non-recurring gain (net of expenses) of $213,000 on the sale of assets used in that business. These products accounted for $1,425,600 or 35% of the Company's revenues in fiscal 1996, excluding the two aforementioned items, and $1,713,897 or 54% of the Company's revenues in fiscal 1995. (See Item II, "Management's Discussion and Analysis".)

Background

The Company was incorporated under the laws of the State of Delaware on March 21, 1983, in order to exploit, develop and succeed to certain patent rights and know-how relating to the Nestor Learning SystemT ("NLS"), which the Company acquired in 1983 from its predecessor Nestor Associates, a limited partnership. NLS is an adaptive or self-organizing software system, commonly referred to as a neural network, that is capable of extracting the salient features of input patterns without being told what features to look for and of subsequently recognizing similar patterns identified by such features. Thus, NLS can be said to learn from its experience.


Nestor Products

Nestor offers complete application-software solutions that include adaptive decision models, implementation, education, training, consulting and engineering support services. Current Nestor software products detect credit/debit card fraud (PRISMT), provide remote traffic management of freeways and intersections (TrafficVisionT), and provide much greater efficiencies in document processing and fax distribution environments (OmniTools & N'Route, which were exclusively licensed to NCS in June 1996). Nestor's software solutions are designed for client-server implementation and flexible integration with customers' existing computing infrastructures. Installation time periods for the Company's software solutions depend upon the particular product involved, and can take as little as three days or as long as six months. The Company believes that PRISM customer payback periods for license, installation, and first year user fees are typically less than one year.

The Company designs and develops specialized software products utilizing its proprietary software and information-management knowledge, and, to a lesser degree, designs hardware components that will enhance the performance of its software products. The Company's products comprise the following categories: Fraud
Detection and Risk Assessment Systems - are designed to effectively detect and control fraudulent transactions for financial institutions that issue credit, debit, or other financial use cards. The Company is evaluating the expansion of these product technologies into additional applications such as health-care payments, long-distance telephone fraud, mobile-phone service theft, and database marketing. Traffic Management Systems - are a combination of internally developed software and internally and externally developed hardware components that perform as a traffic management system for open road and intersection applications. The products enable dual use of video networks to support both traffic/roadway surveillance and traffic data collection. Intelligent Character Recognition Systems - include packages of software applications such as OmniTools, NestorReader, and N'Route which increase productivity in document processing and fax distribution environments.

Fraud Detection and Risk-Assessment Systems

Custom software packages developed by the Company are the Proactive Risk Management (PRISMT) and the Nestor Fraud Detection
(FDST) systems, which have been licensed to six financial-services clients as of June 30, 1996. These systems can detect bank-card or credit-card fraud, and can be readily updated by clients to adapt to changing patterns of fraudulent transactions. By monitoring each cardholder's historical and current transactions, PRISM is capable of detecting unusual patterns of card use and of rapidly detecting a significant proportion of fraudulent transactions with an extremely low error rate. Customers have reported a reduction of more than 50% in their credit-card fraud loss experience within 30 days of installation.

In March 1993, the Company completed the installation of its FDS product at Mellon Bank. The success of the FDS installation at Mellon has been instrumental in obtaining additional orders for FDS and PRISM. Like many other credit-card issuers, Mellon Bank had been using a rule-based system for fraud detection. Mellon has reported to the Company that FDS is finding 20 times as many instances of fraud as their rule-based system, while requiring reviews of only one-third as many accounts.

In December 1994, the Company installed a merchant-fraud detection system at Europay International S.A., a Master Card affiliated association of 700 banks that settle international bank-card transactions involving currency exchange. Experience with United Kingdom and Belgium banks indicates a counterfeit detection rate of up to 50%.

In February 1995, the Company announced PRISMT. PRISM enhances the fraud-detection capabilities of FDS to include workflow management and other PC-based productivity tools that are designed to enable the fraud manager and fraud-control team to efficiently identify and track frauds detected by the system. The initial PRISM system was an FDS installed at G.E. Capital Consumer Financial Services, which was upgraded to incorporate PRISM in 1995.

PRISM is currently being installed at financial institutions expanding the company's presence into the retail credit card market and international markets.

The following are the primary attributes of the Fraud Detection and Proactive Risk Management Systems:

Flexible neural-network decision engine. The Company's software implements a powerful, patented neural-network technology for adaptive fraud detection that is accurate, fast, field-trainable and operates in real-time. The neural-network and rule-bases are provided through software that allows the Company's products to be customized to fit the customers needs and profiles without extensive custom programming. Unlike other rule-based systems, the Company's products learn from the experience of the specific customer accounts instead of only applying "industry" experience to the customer's environment. The Company's software can be rapidly trained to look for customer-specific fraud potential by requiring as few as three training passes through a customer's data. The system automatically adapts itself for problem complexity and maximizes the detection of actual fraud while minimizing false positive indications.

Automatic and ongoing learning ability. The Company's software is trained to detect fraudulent patterns based upon the customer's own historical data. Subsequent to installation, the software continues to update its records for current patterns and automatically modifies its predictive model to respond to changes in the customer's user base and environment. Other competitive systems may require extensive updating of the software to reflect current industry or customer experience. The Company's software allows the client to operate with the most current and customer-specific database possible, with simple updates entirely under client control.

Quick return on initial investment to customers. Due in part to customizing the PRISM software to react based upon a client's specific fraud experience, the product has resulted in fraud loss savings of greater than 50% at G.E. Capital Consumer Financial Services and over 50% in counterfeit detection at Europay International S.A.. Performance at this level would provide a customer experiencing average industry fraud losses a payback on their first year installation and use fees of approximately four to six months.

On-line, transaction-based capability. Nestor's software can provide an immediate, situation-specific response to each customer transaction. For example, the PRISM system can immediately detect and report fraudulent activity within the first one or two transactions, rather than within one or two days of transactions.

Flexible client-server and operating solutions. Nestor's solutions can be integrated into a customer's existing environment or architecture. The Company's products are based upon a distributed client-server architecture consisting of operating components that operate on a wide range of industry standard, client-server platforms, including the IBM, MVS/CICS, Tandem's proprietary, fault tolerant Non Stop Kernel (NSK), UNIX and Windows NT operating platforms. The Company believes that its product is the only one available today that is adapted to Tandem's NSK operating system, over which the Company estimates more than 65% of the world-wide volume of ATM and Debit-card transactions are processed. PRISM also provides an analysis environment consisting of: a user-friendly, MS Windows-compatible graphical user interface, an "open-systems" architecture that is easily adapted to a client's working environment, fully integrated work flow tools for enhanced productivity, customizable reporting tools, and in-depth fraud analysis and system maintenance tools.


Nestor's Fraud Detection and Risk Assessment Strategy

The Company's objectives are: to deliver high quality products and services using proprietary neural-network technology to the banking, retail, telecommunications and health-care management industries, and to accrete a growing revenue stream from ongoing product usage fees. The Company's strategy for achieving these objectives includes the following key elements:

Expand current distribution network. The Company plans to expand its worldwide direct sales, distribution and service forces. The Company intends to continue developing domestic markets while augmenting its international growth. Nestor has executed a nonexclusive PRISM reseller agreement with CSK Corporation in Japan during 1996 (See "Licensing, Joint Venture and Development Agreements"), and is negotiating marketing agreements in Europe and South America. The Company also intends to increase direct sales efforts in North America through expansion of direct sales staff and through marketing and service agreements with established providers of products and services to its target markets. On September 19, 1996, the Company signed a non-
exclusive  license  agreement with Applied  Communications,  Inc.
(ACI) under which ACI agreed to distribute PRISM throughout the world. (See "Licensing, Joint Venture and Development Agreements".)

Earn recurring revenues through on-going fees based upon product usage. The Company's products provide immediate and ongoing savings to the client through a reduction in the occurrence of undetected fraud losses. The Company has priced its product to include upfront fees for licensing and installation, thereby providing an attractive payback of the customer's initial investment as discussed above, and including an ongoing usage fee based upon the number of customer transactions or accounts being reviewed by the software. This ongoing revenue stream is expected to grow as new customers install the product. Future growth may also result from the customer's internal growth in the number of transactions or accounts being reviewed by the sofware.

Apply PRISM products to other markets. The Company believes that many markets exist which are experiencing fraud type losses and possess data characteristics similar to the financial institution industry. The Company plans to extend the successes of the PRISM product in credit-card fraud detection to other areas with a high level of transactions and a history of similar fraud-type loss experience. Some of these market opportunities may include health-care claim payments and long-distance telephone fraud. Nestor's strategy is to broaden its product offerings to address these markets in conjunction with development funding from strategic government and industry sources.


Traffic Management Systems

TrafficVision is a combination of Company-developed software and modular hardware components that provide for remote monitoring to support traffic data collection and control of traffic flows. The product is flexible and can be configured to a wide range of road configurations, including open roads and intersections. Features include remote video monitoring, real-time vehicle classification, individual vehicle tracking, simultaneous communication of video and traffic data over a single communication network, and generation and logging to a database of a variety of traffic-information measurements.

Historically, traffic sensing and control has been handled by wire induction loops buried beneath the road surface. The system provides basic information such as vehicle counts and speed (with multiple loop configurations), in support of the function of controlling traffic light signals when traffic is present. Such loops experienced a 100% failure rate within the first 10 years of operation. Replacement/repair is often not performed or performed long after loop failure due to the high cost of digging up the roadway.

TrafficVision provides all the benefits currently offered by loop systems and substantial additional options that increase the traffic controller's effectiveness in managing traffic congestion, infractions, and accidents. The fact that TrafficVision operates completely above ground aids in effective maintenance. Additionally, the Company believes that the technology will prove to be cost effective in comparison to loop technology in applications of multiple-lane intersections.

TrafficVision  is  designed to incorporate the  Company's  Ni1000
Recognition Accelerator hardware chip (See "Ni1000 Chip" below.)

Development of a working prototype model commenced on September 1, 1995, in conjunction with a funding agreement with California Institute of Technology Jet Propulsion Laboratory (see "Licensing, Joint Venture, and Development Agreements"). The Company expects the project to be completed in October 1996 and field testing to be completed in fiscal 1997.

The following are the primary attributes of the Company's Traffic
Management Systems:

Accurate, real-time interpretation of traffic video images. The Company has leveraged its patented neural-network decision engine discussed above in Fraud Detection to the application of real-time processing and learning in the context of video image interpretation for traffic management and control. Prior industry attempts to provide video-based detection of traffic have not proven effective due to the difficulty of designing robust detection algorithms under a variety of illumination, visibility and traffic conditions, as well as the need to implement such algorithms on cost-effective computing platforms that provide real-time operation. The Company's neural-network technology, combined with its Ni1000 chip ,discussed below, is able to interpret video images accurately and respond in a real-time environment.

Rapid deployment and increased services for customers. The Company's software solutions are designed for rapid deployment and to provide additional information to customers beyond that delivered by current loop systems. TrafficVision is designed to be installed entirely above ground and to tie into existing customer hardware where appropriate. Maintenance becomes more efficient than with underground loop systems. TrafficVision systems allow the customer to obtain the same information as is available through loop technology (e.g. vehicle count and detection for signal control), and additional benefits such as remote real-time video monitoring for traffic flow or incidence response.

Leverages customer investment in video infrastructure. State traffic departments are deploying roadside video cameras to provide images of road and traffic conditions to better manage traffic flows and incident response. Nestor's Traffic Monitoring Systems are designed to support "dual use" of pan-tilt-zoom equipped cameras for surveillance and traffic detection and monitoring, thus leveraging the customer's investment in video equipment. Additionally, Nestor's solution supports simultaneous video and data communication over a single video communication network, thus further leveraging the customer's video infrastructure investment.

Compatibility with industry standard platforms. Nestor's traffic monitoring solutions are architected around dominant industry-standard platforms: namely, the Windows 95/NT operating system, tools and communication support components and general "WinTel" hardware specifications. This facilitates integration into a customer's existing computing environment, leverages PC economics to offer a compelling price/performance advantage and lowers product engineering development costs. Additionally, the Company's Traffic Monitoring Systems are designed to support the emerging NTCIP communications standards being mandated in the traffic detector industry. Further, roadside TrafficVision detector stations will be compatible with existing and new traffic controller hardware, such as the new CALTRANS 2070 controller standard.

Nestor's Traffic Management System Strategy

The Company's objectives are to be the high-quality supplier of intelligent video-based traffic monitoring systems to replace loop detectors at those sites where video has advantages in either functionality or cost and to capture new traffic monitoring applications beyond the capability of loop detector systems. The Company's strategy for achieving these objectives contains the following key elements:

Expand national and worldwide distribution. The Company plans to target leading transportation departments (DOTs) through direct sales to provide convincing demonstrations of TrafficVision's superior performance, to create performance standards based upon TrafficVision functionality and to generate a market pull that will lead to volume distribution agreements with traffic integrators and traffic equipment suppliers. The Company intends to establish distribution agreements with foreign traffic integrators, concentrating initially in the Far East where the Company believes large investments are being planned in transportation infrastructure.

Maintain technology leadership and patent protection in developed solutions. As noted above, the Company has obtained patent protection for its proprietary neural networks and hardware systems (see "Patents") which the Company believes to be uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. The Ni1000 chip allows for high-speed processing applications, such as video-image processing, on a personal computer platform. The Company continues to maintain and explore new patent protection rights for its proprietary software applications. The Company was issued a new patent in fiscal 1996, and has an application pending relating to its work in the traffic-management areas.

Ni1000 Chip, PCI 4000 Recognition Accelerator Board and IBM ZISCT
Chip

Neural networks are inherently parallel systems whose operation, until recently, has only been simulated on serial computers. The relative slowness of serial simulation has prohibited the use of neural networks in many high-value applications that require high-
speed   learning   and   recognition.   The  Ni1000   Recognition
AcceleratorT chip is an embodiment of the Company's technology that increases typical processing speeds by hundreds of times and is expected to open these previously untapped markets to neural-network solutions. Manufactured by Intel and introduced by the Company in June 1994, the Ni1000 chip was developed with funding by the Defense Advanced Projects Research Agency ("DARPA"). Commercial delivery of Ni1000 chips and Ni1000 Development Systems began in June 1994. In April 1994, the Company and Intel Corporation signed an agreement which provided the Company with exclusive marketing rights to the Ni1000 Recognition Accelerator, subject to certain minimum purchases of the Ni1000 Recognition Accelerator by the Company. (See "Licensing, Joint Venture and Development Agreements.")

In connection with the development of the Ni1000 Recognition Accelerator, the Company and Intel were jointly named as winner of the 1994 Discover Awards for Technological Innovation in the category of Computer Hardware & Electronics. The Ni1000 Recognition Accelerator was selected by the editors of Electronic Design News as a finalist in their 1994 "Innovation of The Year" contest.

The Company's current development work in neural-network hardware is centered on the development of a PC-compatible circuit-board incorporating multiple Ni1000 Recognition Accelerators, and associated development-environment software. Development of the circuit board and software were funded, in part, by a contract dated August 26, 1993, between the Company and Office of Naval Research and administered by the Advanced Projects Research Agency of the Department of Defense ("ARPA"). In connection with such development work, the Company entered into a Technology Development Subcontract with Alta Technology Corporation on December 20, 1994 (see "Licensing, Joint Venture and Development Agreements", below).

PCI 4000 Recognition Accelerator Board

An outgrowth of the Company's ARPA-funded development work is the PCI 4000 Recognition AcceleratorT, which was developed cooperatively with Alta Technology Corporation. The PCI 4000 is a circuit board containing up to four Ni1000 Recognition Accelerators and a Pentium controller, which is compatible with any PC or workstation that provides PCI (Peripheral Component Interconnect) support.

IBM ZISCT Chip

On January 31, 1996, the Company signed a technology licensing agreement with IBM to use Nestor's pattern recognition technology in an IBM developed neural-network semiconductor device called the ZISCT (see "Licensing, Joint Venture and Development Agreements"). The Company believes that the entry of IBM into the field of neural-network applications may assist the Company in the marketing of its own hardware components.

Intelligent Character Recognition Products

On June 11, 1996, the Company licensed the exclusive development and marketing rights in its Intelligent Character-Recognition ("ICR") products (NestorReader, OmniTools, and N'Route) to
National Computer Systems, Inc. ("NCS"), and is no longer involved in developing, packaging and marketing these products (see "Licensing, Joint Venture and Development Agreements"). The Company expects to receive royalties from the sales of these products and any enhanced versions of these products by the licensee. The following are the principal ICR products developed and marketed by the Company through June 11, 1996, and marketed by NCS since then:

NestorReaderT

NestorReader is a software product that is designed to perform character recognition from images of hand-printed and machine-printed characters in intelligent character recognition systems. A principal application of NestorReader has been to replace the human process of reading data from forms and entering the data into computers by means of a keyboard. NestorReader is licensed to original equipment manufacturers, value-added resellers and systems integrators for integration into image-processing systems. NestorReader extends the range of optical character recognition to include hand print and faxed characters at a price/performance ratio that the Company believes is unequaled by competitive technologies. In optical character recognition, existing techniques have successfully solved the problem of reading conventional, clean, machine-printed characters. Management believes that hand printed characters - with their high degree of variability - and faxed characters, with their high noise level, can only be read satisfactorily by more powerful technologies like NestorReader.

OmniToolsT

OmniTools is a software product that enables corporate applications developers to access the functionality of NestorReader from within Windows applications without the need for C programming. Developers need only use such familiar tools as Visual Basic or applications macro languages including Visual Basic for Applications. ICR solutions can thus be developed from Access, Excel, Foxpro, Lotus 123, Paradox and other Windows applications. The Company began marketing OmniTools in fiscal 1994.

N'Route

N'Route is a Windows end-user application that automatically routes incoming faxes and scanned images directly to their intended recipients. N'Route does this by recognizing the name or other identifier written on a document and then routing the document to its destination "mailbox" on Lotus Notes, cc:Mail or Windows for Workgroups users with Microsoft Mail. Installation and maintenance by a network administrator is by dialog boxes and menus and requires no programming or character-recognition expertise. In February 1995, N'Route was awarded the Imaging Magazine "Product of The Year" award for 1994.

Sales, Marketing and Methods of Distribution

The  Company sells and markets its software and services in North
America  through a direct sales organization.  Outside  of  North
America, the Company negotiates marketing agreements with various industry service providers.

The Company's product lines are targeted toward large commercial users (e.g., banks for the PRISM product), or federal and state government agencies (e.g., Departments of Transportation for the TrafficVision product). The products require technical assistance through the sales and installation processes. Accordingly, the Company maintains an in-house staff of engineers to support the sales, installation, and customer-service functions.

The Company's FDS and PRISM products are licensed directly by the Company to financial institutions. The TrafficVision products will be marketed directly to governmental traffic management departments or their chosen integrators. The Ni1000 Recognition Accelerator and the Ni1000 Development System are marketed directly by the Company to developers of high-speed applications, and are used in internally developed products. The Company's Intelligent Character Recognition Products are marketed exclusively by NCS. The Company obtains product inquiries from product mailings, attendance at trade shows, media advertising and trade-press coverage.

In financial services, the Company has in the past created custom
applications  including  risk  assessment  for  bank-card   fraud
detection, mortgage origination and insurance, consumer credit and securities trading. Nestor's FDS and PRISM products are an outgrowth of such development projects. In the United States and Canada the Company markets FDS and PRISM directly. In the United States and throughout the world, ACI, will package PRISM with its
BASE24  and  TRANS24  products for  worldwide  distribution.   In
Japan,  custom  financial applications are marketed  through  its
licensee,  CSK  Corporation.   FDS  and  Prism  are  licensed  to
applications developers in Europe and Japan under a standard, non-transferable, non-exclusive software license limited to a single computer. Developers of applications may not make, use or sell multiple copies of such applications without entering into
additional  licensing arrangements with the Company.   Management
of the Company believes that the success of the PRISM and FDS products will create a valuable franchise in each institution, leading to extensions of the Company's technology to other risk-assessment applications.

In   fiscal   1996,   National  Computer  Systems   and   Europay
International  accounted  for  30%  and  13%  of  the   Company's
revenues, respectively. In fiscal 1995, Europay International accounted for 16% of the Company's revenues.

The Company is not required to maintain significant inventories in order to deliver its products. The Company does not generally grant payment terms to customers in excess of 90 days. At June 30, 1996, the Company had a backlog of approximately $408,140 in undelivered development and installation contracts and approximately $431,000 in prepaid royalties and engineering fees. As of June 30, 1995, the Company had a backlog of approximately $101,000 in undelivered development and installation contracts and $439,000 of prepaid royalties and fees.

Technology

The Company's technology deals with the problem of pattern recognition. When presented with a pattern of information, it can be valuable to identify that pattern, whether it is a pattern of fraudulent credit card use, fraudulent health care claims, handwritten characters, vehicles in a traffic flow, and so on. Several methods currently exist to address the problem of processing information in order to recognize a pattern in the information. Included among these are "expert" systems of rules, and neural networks. The Company's products combine both of these methods to optimize pattern recognition capabilities.

Rule-Based Technology. The Company's systems employ expert or rule-based technology to define customer strategy, policy and procedures in its products. Rule-based systems contain decision trees of conclusions based on the existence of various conditions. For example, a credit card transaction has been authorized. To determine if that transaction was fraudulent and whether or not an account should be investigated, the following set of questions may be asked: has the card been reported lost or stolen since the transaction occurred? If "yes", the transaction equals "fraud"; if no, did the purchase amount exceed the credit limit? If "yes", did the purchase occur less than one hour after the previous purchase? If "yes, and so on. It is almost impossible to cover all possibilities of combinations of circumstances even with the most comprehensive suite of rules. So, while allowing the implementation of select rules may be beneficial, a decision based solely on rules may not always be correct or practical.

Neural-Network Technology. Neural-networks simulate a virtual network of interconnected units, processing data in parallel, and communicating with each other at lightning speeds. A trained neural-network expects input and then outputs a response: either "unrecognized", "recognized", or "not sure". Exceeding the capability of if-then-else conditional rules, the power of the neural-networks is in their ability to accurately recognize input, such as attempting to recognize characters from a scanned handwritten sample, which is ill-defined (i.e. written in very light pencil), affected by "noise" (i.e. smudged), or blatantly unusual (i.e. overly large or small, or containing skewed characters). Nestor, as the result of extensive research, has created a proprietary neural-network technology referred to as the Restricted Coulomb Energy ModelT (RCE) which has been granted five patents.

The RCE model has many unique features. It has the fastest learning and processing speed of any neural-network system. It has been demonstrated that the RCE will learn to recognize patterns orders of magnitude faster than a typical public domain neural-network such as Back Propagation (BP). RCE has the ability to add new features or classes without the need to retrain and re-engineer the complete system. For example, using BP, experts must re-engineer and completely retrain the entire system if new features or classes are added. Re-engineering and retraining is impractical for many real-world applications. RCE is a dynamic configuration of the network so that it can scale and configure itself to accommodate the complexity of a problem and make the most efficient use of available hardware. With BP, one must precisely engineer the number of neurons through experimentation in order to use the technology, and a stable solution is not guaranteed.

Nestor has also been granted a sixth patent for a multi-unit system referred to as the Nestor Learning SystemT (NLS) which is ideally suited for many real-world pattern recognition applications. The NLS has a patented hierarchical, multi-network system for better control and accuracy. This approach is analogous to the way the human neural-network is believed to function. The Company believes that the rapid model development and operational flexibility afforded by its technology provides a competitive advantage in the development of intelligent-decision software solutions.



Research and Development Activities of the Company

The Company believes that its future depends upon its ability to improve its current technologies and products and to develop new technologies and products. The Company intends to pursue new and enhanced technologies and products. The Company attempts to locate external resources to assist in the costs of developing new technologies or products, but may bear all or a portion of such costs internally.

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents relating to improvements to the Company's basic technology (see "Patents"). The Company received one new patent in fiscal 1996 and has one application pending as of June 30, 1996. These improvements are incorporated into the Company's products.

The market for the Company's products may be impacted by changing technologies. The Company's success will depend upon its ability to maintain and enhance its current products and develop new products in a timely and cost-effective manner that meets changing market conditions. There can be no assurance that the Company will be able to develop and market on a timely basis, if at all, product enhancements or new products that respond to changing market conditions or that will be accepted by customers. Any failure by the Company to anticipate or to respond adequately to changing market conditions, or any significant delays in product development or introduction could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company expended, in the fiscal years ended June 30, 1996, 1995, and 1994 respectively, $260,870, $1,563,836, and $1,146,789 in support of the various aspects of Company-sponsored research and development, and $2,378,133, $1,195,201, and $641,579 respectively of customer-sponsored research.

Patents

The Company has continually sought and obtained patent protection for its proprietary neural networks and systems, which have as a principal feature rapid learning from a relatively small number of examples. The Company believes that this capability makes the Company's technology uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. The Company's patents also cover multiple-neural-network systems, which enable the company to develop products that combine high accuracy with high processing speeds; and the Company's RCE neural network, which exhibits rapid learning and minimizes the internal connections needed for its functioning. This sparse connectivity has enabled the Company to develop, with Intel Corporation, a neural-network integrated circuit (the Ni1000 Recognition AcceleratorT chip) containing many more nodes than has been possible with other designs.

The Company owns ten United States patents and twenty-three foreign patents issued in eleven countries. In addition, there is one application pending in the United States, and there are five applications pending in various foreign countries, as of June 30, 1996. The foreign patents and patent applications correspond to one or more of the United States patents.

The Company believes that seven of its United States patents, and eleven corresponding foreign patents, are material to its business. These United States patents expire at various times from 1998 to 2008. The corresponding foreign patents expire at various times from 1995 to 2008. The following table lists the Company's material United States patents:



 Patent Number    Title                              Date of Issue       Year of
                                                                         Expiration
 4,254,474        An Information Processing System   March 3, 1981       1998
                  Using Threshold Passive
                  Modification
 4,326,259        Self-organizing General Pattern    April 20, 1982      1999
                  Class Separator and Identifier
 4,760,604        Parallel, Multi-unit, Adaptive,    July 26, 1988       2005
                  Nonlinear Pattern Class Separator
                  and Identifier
 4,897,811        N-Dimensional Coulomb Neural       January 30, 1990    2007
                  Network Which Provides for
                  Cumulative Learning of Internal
                  Representations
 4,958,375        Parallel, Multi-unit, Adaptive     September 18, 1991  2008
                  Pattern Classification System
                  Using Inter-unit Correlations And
                  An Intra-class Separator
                  Methodology
 5,054,093        Parallel, Multi-unit, Adaptive,    October 1, 1991     2008
                  Nonlinear Pattern Class Separator
                  and Identifier
 5,479,574        Method and Apparatus for Adaptive  December 26, 1995   2012
                  Classification


Competition

In the field of fraud-detection and risk-assessment systems, the Company encounters competition from a number of sources, including (a) other software companies, (b) companies' internal MIS departments, (c) network and service providers, and (d) neural-network tool suppliers. In the fraud-detection market, the Company has experienced competition from Fair, Isaac & Co., HNC Software, Inc., IBM, NeuralTech Inc., Neuralware, Inc., Visa International and others. The Company's fraud detection product also competes against other methods of preventing credit-card fraud, such as card-activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. The introduction of these and other new technologies will result in increased competition for the Company and its products.

In the field of traffic management systems, the Company's TrafficVision products (see "Recent Product Developments") face competition primarily from standard providers of existing loop system products. Other technologies exist from various sources that provide some of the basic traffic management functions provided by the loop system, such as Microwave, Ultrasonic, Infrared, and Acoustic. These technologies have limitations and do not provide the full range of options available through
TrafficVision. Video-based systems are also available through other companies such as Econolite, Peek Traffic, Odetics, Traficon, Siemens, and Rockwell International. However, the Company believes that the platform on which these video-based products operate does not provide the image processing capabilities possessed by TrafficVision and the Ni1000 Recognition Accelerator Chip.

In the field of high-speed processing, the Company's Ni1000 Recognition Accelerator products (see "Recent Product Developments", above) faces competition primarily from Adaptive Solutions, Inc., whose CNAPS board contains proprietary parallel-processing integrated circuits. The Company believes that the CNAPS board is a general-purpose parallel processor that is not optimized for pattern classification. The Company further believes that the CNAPS board and associated software have a list price that is approximately 50% higher than similar configurations of the Company's Ni1000 products, and that the Company's hardware products typically operate at speeds 10 to 50 times faster than the CNAPS product in pattern-classification applications.

Most of the Company's competitors have significantly greater financial, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, promotion and sale of their products than the
Company. Competitive pressures faced by the Company may materially adversely affect its business, financial condition and results of operations.


Employees

As of June 30, 1996, the Company had 31 full-time employees, including 22 in product development, 3 in sales and marketing and 6 in finance and administration. Three of these employees have earned Ph.D. degrees. One of the Company's current directors (and a founder of Nestor Associates) received the Nobel Prize in Physics in 1972. All of these employees are located in the United States. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good.

The Company's success depends to a significant degree upon the continued employment of the Company's key personnel. Accordingly, the loss of any of the Company's key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations. No employee currently has an employment contract in place with the Company. The Company believes its future success will depend upon its ability to attract and retain industry-skilled managerial, engineering, and sales personnel, for whom the competition is intense. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales people. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such qualified personnel, and the failure to attract, assimilate and retain key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations.

Licensing, Joint Venture and Development Agreements

The Company seeks to enter into license agreements and research and development contracts in order to obtain greater market penetration and additional funding of the development of its technology in specific fields of use.

Applied Communications, Inc. (ACI)

On September 19, 1996, the Company entered into a non-exclusive license agreement with ACI which grants to ACI the right to integrate PRISM with ACI's products and distribute on a worldwide basis. ACI provides authorization and transaction processing software to more than 475 customers throughout the world. The Company will receive royalties based on PRISM license, engineering and ongoing use fees received from ACI sublicenses.

National Computer Systems, Inc. (NCS)

On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with NCS transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. The Company received $1,400,000 as an initial license fee pursuant to the Licensing Agreement, and expects to receive royalties on future sales of the product by NCS. Minimum annual royalties range from $160,000 in 1997 to $350,000 in 2001 and beyond. If NCS terminates its exclusive rights under the contract, minimum royalty payments would not be required subsequent to such termination.

The Asset Purchase Agreement transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000.
The initial license fee and asset sale proceeds are recognized as revenues in Fiscal 1996.

IBM ZISCT

On January 31, 1996, the Company signed a technology licensing agreement with IBM to use Nestor's pattern recognition technology in an IBM developed neural network semiconductor device. IBM has the right to use the technology in the IBM ZISC (zero instruction set computing) digital integrated Neural Network chip and in future versions of the chip and related product enhancements. The IBM ZISC chip is expected to enable such complex mission-critical applications as image recognition for satellite, military and medical operations, financial data management and risk assessment, automotive applications, as well as highly sensitive identification systems such as sonar and fingerprinting and other crime-scene type analysis. The Company will receive royalties from the sales of the chip and related products.

California  Institute  of  Technology Jet  Propulsion  Laboratory
(JPL)

On September 1, 1995, the Company commenced a partially funded development agreement with JPL to design a Traffic Surveillance and Detection Technology capable of directly measuring desired traffic parameters simultaneously, combined with higher accuracy and at a lower cost than available with current technology. The Company is applying its expertise in rapid pattern recognition and neural network designs to the project. The prototype and initial program is scheduled to be completed in October 1996.

The  total   value  of  the  contract is $597,000,  and  revenues
totaling $378,000 have been recognized as of June 30, 1996.

DARPA/ARPA

The Company entered into a development agreement dated March 13, 1990 with DARPA for the development of a neural-network chip prototype embodying the Company's proprietary technology. On April 21, 1992 the Company and DARPA agreed to increase the contract to approximately $1,630,000 and extended the expected completion date to May 1993. In May 1990, the Company signed a Technology Development Agreement with Intel Corporation, under which Intel agreed to provide the design and manufacturing capabilities to satisfy the requirements of the contract with
DARPA. The total cost to the Company of the subcontract with Intel is $750,000. On April 30, 1992, the cost of the subcontract was increased to $1,050,000. During the year ended June 30, 1993 the Company included in revenue approximately $436,000 relating to its work under the DARPA contract.

On August 26, 1993, the Company entered into a follow-on program with ARPA (formerly known as DARPA) to design and produce a PC compatible application design and development environment, comprising both hardware and software, which will enable users to incorporate the Ni1000 into products. The total value of this contract, which was completed in December 1995, was $776,167, of which approximately $423,000 was realized in fiscal 1994.

CSK

On  June  13,  1996,  the Company executed a  nonexclusive  PRISM
Reseller  Agreement  with  CSK Corporation  to  market,  install,
maintain,  train  and support the PRISM product  in  Japan.   The
agreement is for a term of two years.

Intel Corporation

On  October  15,  1993,  the Company and  Intel  Corporation  had
entered into a license agreement, pursuant to which Intel acquired a non-exclusive right to develop and sell products incorporating the Company's technology. On April 7, 1994, the license agreement was amended to grant to the Company exclusive marketing rights to the Ni1000 Recognition Accelerator Chip, which Intel will manufacture and sell to the Company subject to the Company's meeting certain minimum purchase requirements. If such minimum purchase requirements are not met by the Company, the Company's right to market the Ni1000 Recognition Accelerator Chip will become non-exclusive. The Company placed the first required minimum purchase order in June 1995 and has maintained minimum order requirements.

Alta Technology

On December 20, 1994, the Company entered into a Technology Development Subcontract ("the Subcontract") with Alta Technology Corporation ("Alta") relating to the development of a multi-chip Ni1000 circuit board. Pursuant to the Subcontract, the Company and Alta granted to each other licenses to use certain of their respective proprietary technologies that are required for manufacturing the Ni1000 circuit board, including Ni1000 boards to be delivered to ARPA under a contract between the Company and the Office of Naval Research. The Subcontract is in the amount of $154,200 payable by the Company to Alta, upon receipt by the Company of payments by ARPA, during the period ending May 31, 1995. As of June 30, 1995, the Alta subcontract had been re-
negotiated to $194,200, and Alta had billed the Company in the aggregate amount of $198,000. Of the total ARPA contract of $776,167, the Company had billed $765,841 to ARPA at June 30, 1995, and the remainder in 1996.




Recent Financing

On August 4, 1994, Wand Partners, Inc. purchased from the Company, for an aggregate purchase price of $1,500,000, (i) 1,500 shares of Series C Convertible Preferred Stock of the Company which are presently convertible into 1,000,000 shares of Common Stock of the Company, and (ii) a warrant to purchase 1,000,000 shares of Common Stock of the Company at a price of $1.50 per share ("Wand Warrants"). The net proceeds to the Company of this transaction, after expenses, were $1,470,000.

Pursuant to a Standby Financing and Purchase Agreement dated March 16, 1995, Wand loaned to the Company the sum of $1,200,000 evidenced by a promissory note (the "Note") which bears interest at the rate of 10% per annum payable in shares of Common Stock of the Company valued at $1.00 per share until September 15, 1995 when the Note matures. On June 30, 1995, the Company and Wand entered into a First Amended and Restated Standby Financing and Purchase Agreement, pursuant to which Wand made an additional loan to the Company bringing the principal amount of the Note to $1,700,000 and extended the term of the note to October 15, 1995. The Note is callable by the holder at any time up to the commencement of the rights offering in the event of a material adverse change in the condition or prospects of the Company. Wand has agreed to waive the Rights that it otherwise would have been entitled to receive in the rights offering to shareholders described below. Instead, upon the conclusion of the rights offering, Wand has agreed to cancel and surrender the Note to the Company and to apply the principal amount of the Note, and an additional $300,000 first to the purchase of up to a maximum of 220,000 Unregistered Units (in proportion to the Units purchased by other stockholders of the Company pursuant to this offering) and then to the purchase of additional shares of Series C Convertible Preferred Stock. The terms and conditions of such Series C Convertible Preferred Stock are the same as the 1,500 shares of Series C Convertible Preferred Stock previously owned by Wand. Concurrently with the purchase by Wand of such additional shares of Series C Convertible Preferred Stock, the Company reduced the exercise price of the Wand Warrants from $1.50 per share to $0.65 per share. The Company will record an expense as a result of the reduction in exercise price upon exercise of warrants. The expense will represent the difference between the market value of the Company's Common Stock being acquired and the aggregate reduced exercise price of the warrants on the date of exercise, but not more than the reduction in exercise price. The maximum such expense to be recorded will be $850,000.

As consideration for this commitment, the Company has issued to Wand as a commitment fee 100,000 shares of the Common Stock of the Company, the market value of which was charged to operating expenses in 1995. Upon completion of the offering and the conversion of the Note as described above, the Company has agreed to issue to Wand 700,000 ten-year warrants to purchase shares of the Common Stock of the Company at $1.00 per share, and the difference between the market value of the underlying Common Stock of the Company and the aggregate exercise price of such warrants was charged to operating expenses at the time of issuance of such warrants in the amount of $131,250 during fiscal 1996.

On August 16, 1995, a registration statement filed by the Company with the Securities and Exchange Commission became effective. The registration statement related to the shares received upon the exercise of warrants in April 1994 as described above, and to the shares underlying certain warrants issued to the Selling Agent of the first private placement described above. The registration statement was filed principally to effect a rights offering to shareholders of the Company, each of whom was granted the right to purchase one Unit for each five shares of Common Stock owned or into which convertible preferred stock was convertible. A Unit consisted of one share of Series D Convertible Preferred Stock, which is convertible into Common Stock at any time after January 1, 1996, and a warrant to purchase one-half share of Common Stock at a purchase price of $2.00 per share. Such warrants are exercisable immediately and for a term of three years after the effective date of the registration statement.

At June 30, 1995, there were outstanding 1,500 shares of Series C Convertible Preferred Stock. In early October 1995, Wand exchanged certain Notes payable for an additional 1,970 shares of Series C Preferred Stock. On January 31, 1996, Wand exchanged all of its Series C Convertible Preferred Stock for 1,444 shares of Series E Convertible Preferred Stock and 2,026 shares of Series G Convertible Preferred Stock. In addition, on January 31, 1996, Wand purchased 599 shares of Series F Convertible Preferred Stock for a total of $599,000. On March 7, 1996, Wand purchased 777 shares of Series G Convertible Preferred Stock for a total of $777,000. See below and Item III, Financial Statements and Footnotes.

Series E,F,G and H Convertible Preferred Stock

Each share of Series F and G Preferred Stock is convertible at the option of the holder at any time after June 30, 1996 into shares of Common Stock at the conversion price of $1.25 per share, subject to adjustment. Each share of Series E and H Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at the conversion price of (a) $1.50 per share subject to adjustment prior to August 1, 2004 or (b) on or after August 1, 2004 at a conversion price which is the lower of $1.00 or the conversion price in effect pursuant to (a).

Except as provided herein, any holder of Series E and G Preferred Stock that is subject to the Bank Holding Company Act of 1956 ("BHCA Holder"), as amended, shall have no voting rights. Each holder of Series E and G Preferred Stock that is not a BHCA Holder shall be entitled to vote on all matters as to which stockholders of the Company are entitled to vote, and each such holder shall be entitled to cast a number of votes equal to the greatest number of whole shares of Common Stock into which such holder's shares of Series E and G Preferred Stock could be converted. The holders of the Series F and H Convertible Preferred Stock are entitled to one vote for each share of Common Stock into which the shares are convertible.

In the event the Company is in default with respect to the payment of (i) two consecutive cash dividends after the "Restricted Period" as hereinafter defined or (ii) two dividends within any six consecutive dividend periods the holders of the Series F and G Preferred Stock shall have the right to elect two directors and the holders of the Series E and H Preferred Stock shall have the right to elect four directors for so long as the default continues. In the event the Company is in default with respect to the payment of (i) four consecutive cash dividends after the Restricted Period as hereinafter defined or (ii) four dividend payments within any eight consecutive quarterly dividend periods, the holders of the Series F and G shall have the right to elect four directors and the holders of the Series E and H Preferred Stock shall have the right to elect eight directors for so long as the default continues.

In the event the Company violates the provision of, or is in default under the terms of any loan agreement or in the event a judgment is entered against the Company or any subsidiary in the amount of $50,000 or more, the holders of the Series F and G Convertible Preferred Stock shall have the right to elect four directors and the holders of the Series E and H Preferred Stock shall have the right to elect eight directors for so long as the default continues.

The holders of the Series F and G Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the  Company  legally  available for such  purpose  as  and  when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of nine percent (9%) compounded daily per annum of the stated par value per share ($1,000 on original issuance) of Series F and G Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any shares of Series F and G Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series F and G Preferred Stock means a period beginning on the date of issuance of the Series F and G Preferred Stock and ending on September 30, 1997. While no dividends are payable during the Restricted
Period,  they  will accrue and accumulate during  the  Restricted
Period.

The holders of the Series E and H Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the  Company  legally  available for such  purpose  as  and  when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of seven percent (7%) compounded daily per annum of the stated par value per share ($1,000 on original issuance) of Series E and H Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any shares of Series E and H Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series E and H Preferred Stock means a period beginning on the date of issuance of the Series E and H Preferred Stock and ending on the earlier of (a) the first day of the calendar quarter in which the Company first pays cash dividends on its Common Stock or (b) June 30, 1998. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

The Company is obligated to redeem all outstanding shares of Series E, F, G and H Preferred Stock outstanding at the stated value plus accrued dividends on August 1, 2004. The holders of the Series E, F, G and H Preferred Stock have the right to require that the Company redeem, to the extent the Company may lawfully do so, all or a portion of the then outstanding shares of Series E, F, G and H Convertible Preferred Stock at the stated value plus accrued interest and unpaid dividends in the event of a merger, reorganization, transfer of the majority of the voting securities of the Company, or sale of more than 25% of the assets of the Company.


ITEM 2.   Properties.

The Company leases offices and research and development facilities, consisting of approximately 10,000 square feet, located at One Richmond Square, Providence, Rhode Island 02906, for which the annual base rental is $134,993. The Company believes these facilities will be adequate to serve its needs in the foreseeable future.


ITEM 3.  Legal Proceedings.

There are no material pending legal proceedings as of the date of this filing.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.


ITEM 5.   Market for Registrant's Common Stock
          and Related Securityholder Matters

The Company's common stock was first offered to the public in December, 1983. The principal market in which the Company's common stock is traded is the over-the-counter market. The quotations below reflect inter-dealers prices, and do not include retail markups, markdown or commissions and may not necessarily represent actual transactions. The shares of common stock are traded in the over-the-counter market and bear the symbol "NEST".


                            Low Bid        High Ask
Year Ended June 30, 1996
     1st Quarter              1 1/4          1 11/16
     2nd Quarter              9/16           1 3/8
     3rd Quarter              23/32          2 3/16
     4th Quarter              1 3/8          3 3/16

Year Ended June 30, 1995
     1st Quarter              1              2-3/8
     2nd Quarter              5/8            1-1/4
     3rd Quarter              1/2            3-3/8
     4th Quarter              1-1/4          2-1/2

As at September 17, 1996, the number of holders of record of the issued and outstanding common stock of the Company was 425.

The Company has not declared any cash dividends with respect to its common stock since its formation.


ITEM 6.   Selected Financial Data





                                       Years Ended June 30,

                      1996         1995        1994         1993       1992


Operating revenue  $5,461,580  $ 3,195,563  $ 2,230,474  $ 1,849,104  $ 2,219,425
Other income
(expense)          $   39,950  $  (221,024) $  (282,418) $   (27,459)   $   3,137
Net income
(loss)             $   12,690  $(3,457,422) $(1,758,584) $(1,613,565) $(1,814,856)
Earnings per share
 Weighted
 number of
 outstanding
 shares             7,847,510   7,411,502    6,840,407   6,801,929   6,788,006
    Income (loss)
      per share   $       .00  $     (.47)  $     (.26) $    (.22)   $(.27)


SELECTED BALANCE SHEET DATA:
Total assets       $3,351,871  $ 1,812,495  $1,096,314  $ 935,337   $1,793,782
Working capital    $1,983,661  $(1,882,875) $  220,243  $ 131,827   $  535,126
Long-term
Capital leases     $    9,455  $    ---     $    3,363  $   5,413   $    ---
Deferred  income   $  430,899  $   438,896  $  954,491  $ 954,491   $  954,491



Prior period Selected Financial Data has been reclassified to conform to 1996 classifications.


ITEM 7:   Management's Discussion and Analysis


Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $2,013,000 at June 30, 1996; $452,000 at June 30, 1995; and
$416,000 at June 30, 1994. At June 30, 1996, the Company had working capital of $1,983,000, as compared with a working-capital deficiency of $1,882,000 at June 30, 1995. The increase in working capital reflects the net of several effects: an increase in cash, resulting from the sale of stock, less the net cash used in operations (See "Results of Operations"); and the conversion of current Notes payable to Redeemable convertible preferred stock (See Note 18 to "Notes to Consolidated Financial Statements").

The Company had a negative net worth of $3,433,000 at June 30, 1996, as compared with negative net worth of $3,663,000 at June
30, 1995.

Rights Offering and Sale of Series D Preferred Stock

On August 16, 1995, a registration statement of the Company relating primarily to rights granted to the Company's shareholders became effective. Each right enabled the holder to purchase a Unit consisting of one share of Series D Convertible Preferred Stock, convertible into one share of Common Stock after January 1, 1996 and one warrant to purchase one-half share of Common Stock for three years after the effective date of the registration statement at a price of $2 per share. (See Notes 15 and 18 to "Notes to Consolidated Financial Statements.")

Gross proceeds of the Rights Offering, which closed on September 29, 1995, totaled $285,823. In early October the Company received the proceeds of the offering and issued the stock. Costs of the offering, which were charged to additional paid-in capital, totaled approximately $136,000.

Sale of Redeemable Preferred Stock

On January 31, 1996, the Company sold to Wand Partners $599,000 of Series F Convertible Preferred Stock and warrants to purchase 173,710 shares of Common Stock. On March 7, 1996, the Company sold to Wand Partners $777,000 of Series G Convertible Preferred Stock and warrants to purchase 225,330 shares of Common Stock. Each share of Series F and G Preferred stock is convertible, after June 30, 1996, into Common Stock at the rate of $1.25 per share of Common Stock, subject to adjustment. The warrants are exercisable at $1.25, subject to adjustment. (See Note 16 to "Notes to Consolidated Financial Statements.")

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as at June 30, 1996, to meet the Company's anticipated cash requirements through the end of the fiscal year ending June 30, 1997. If the Company does not realize revenues sufficient to maintain its operation at the current level, management of the Company would curtail certain of the Company's operations until additional funds become available through investment or revenues.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $517,000 at June 30, 1996, as compared with $516,000 at June 30,
1995.

Future Commitments

The Company purchased additional computers and related equipment during the fiscal years ended June 30, 1996 and 1995, and valued its investments in computers and related equipment (net of depreciation) at $219,788 at June 30, 1996. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The company has no material commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator chips. The Company placed a purchase order in the amount of $195,000 with Intel Corporation in June 1996, and expects to take delivery of this order during the third quarter of the fiscal year that began on July 1, 1996.

Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.

 Results of Operations

For its fiscal year ended June 30, 1996, the Company realized a 71% increase in revenues over the prior fiscal year while expenses decreased 15% from the prior year, resulting in a profit of $12,688 after taxes.

Included in Total Revenues for the fiscal year ended June 30, 1996 is an initial license fee of $1,400,000 that the Company received pursuant to a Licensing Agreement signed in June 1996. On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with National Computer Systems, Inc. ("NCS") transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition ("ICR") products to NCS. In addition to the initial license fee, the Company will receive royalties on future sales of the products by NCS. Minimum annual royalties range from $160,000 in 1997 to $350,000 in 2001 and beyond.

The Asset Purchase Agreement transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000. The net gain on the sale of these assets was approximately $213,000 and is recognized as "Other income" in the quarter ended June 30, 1996.

Revenues

The  Company  realized  revenues from  operations  of  $5,461,000 during the fiscal year ended June 30, 1996, including the $1,400,000 license fee from NCS, as compared with $3,195,000 realized during fiscal 1995, and $2,230,000 realized during fiscal 1994.

Total revenues for the fiscal year ended June 30, 1994 included $300,000 of revenue received pursuant to an agreement with Intel Corporation relating to the acquisition by the Company of exclusive marketing rights to the Ni1000 Recognition Accelerator. As part of this agreement, the Company agreed to a price increase for the Ni1000 Recognition Accelerator and agreed to make minimum purchases over a two-year period in order to retain its exclusive marketing rights. Intel delivered to the Company certain marketing materials; assigned to the Company its interest in future accounts receivable under the beta program for the Ni1000 Recognition Accelerator; and, as additional consideration for the Company's entering into the agreement, paid to the Company the sum of $300,000. As there were no specific performance requirements or identifiable costs associated with this payment and the Company had no liability to return any part of such payment, the Company recorded this payment as revenue, which revenue is non-recurring.


Software Licensing

The Company's software licensing revenues in fiscal 1996 derived primarily from licenses of its ICR products. Licensing fee revenues totaled $2,825,000 in the fiscal year ending June 30, 1996, including the $1,400,000 license fee from NCS, as compared with $1,714,000 in the prior fiscal year and $1,349,000 in the fiscal year ended June 30, 1994. The increase in revenues from 1994 to 1995 was driven by an increase in unit volume. The increase in revenues from 1995 to 1996 is attributable to the initial license fee paid by NCS; excluding that transaction, license fee revenues decreased from 1995 to 1996 as a result of lower unit volume.

For 1997, the Company will not receive ICR licensing fees but expects to receive royalties from NCS on future sales of the ICR products by NCS under the Licensing Agreement signed in June 1996. The minimum annual royalty for 1997 is $160,000. (See
"Expenses", below, for a discussion of the effect on the Company's expenses of this licensing arrangement.)

Engineering Services

Revenues from engineering contracts totaled $2,378,000 in  fiscal
1996, as compared with $1,195,000 in the prior year and $641,000 in fiscal 1994. The components of these revenues are separately analyzed below.

During the fiscal year ended June 30, 1996, the Company realized revenues from engineering contracts with industrial and commercial customers of approximately $324,000, as compared with $81,000 during the preceding year and $24,000 during fiscal 1994. The increase in these revenues from 1995 to 1996 reflects a shift in the allocation of engineering efforts from internally funded product-development efforts to customer-funded projects, in part intended to offset reduced ICR licensing revenues.

During fiscal 1996, customizing the Company's fraud-detection system produced engineering revenues of approximately $1,593,000, as compared with $771,000 in fiscal 1995 and $236,000 in fiscal
1994.

The  Company's  contracts  with the  Advanced  Research  Projects
Agency (ARPA), formerly called the Defense Advanced Research Projects Agency, require engineering services rendered by the
Company  to  develop  a  generic commercial  application  of  the
Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with ARPA. The first contract, which was signed in April 1990, is in the amount of $1,630,000; as of June 30, 1996, approximately $1,623,000 had been earned. The second contract, signed August 26, 1993, is in the amount of $776,000; as of June 30, 1996, approximately $773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract, valued at approximately $597,000, is expected to run for 13 months from September 1995. The terms of the ARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the fiscal year ended June 30, 1996, revenues from the Company's government contracts totaled $378,000, as compared with such revenues of $342,000 in the prior year and $423,000 of such revenues in the fiscal year ended June 30, 1994.

Tangible Product Sales

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $257,000 in the fiscal year ended June 30, 1996, as compared with $286,000 in the preceding year and $239,000 in fiscal 1994. In April 1994, the Company and Intel Corporation signed an agreement which provided the Company with exclusive marketing rights to the Ni1000 Recognition Accelerator, subject to the Company's being obligated to make minimum purchases of the Ni1000 Recognition Accelerator in the amount of $97,500 to be ordered by June 30, 1995, and $195,000 to be ordered by June 30, 1996. The Company has placed orders for the required minimum purchases.

Expenses

Total Expenses - consisting of operations, selling and marketing, and general and administrative expenses - amounted to $5,488,000 for the fiscal year ended June 30, 1996, as compared with $6,431,000 in the prior year, and $3,706,000 in 1994.

Expenses in fiscal 1995 and 1994 reflect the reclassification of $210,500 and $287,969, respectively, to "Other income (expense)".
These amounts represent non-cash charges relating to the issuance of stock or exercise of warrants at below-market prices.

Included in fiscal 1996 expenses are approximately $1,997,000 of expenses attributable to the ICR products, which were licensed to NCS in June 1996. Most of the expenses associated with the ICR products will no longer be incurred by the Company as NCS hired most of the staff assigned to development, sales, and support of the ICR products.

Management expects expenses to decrease initially in fiscal  1997 reflecting the License of the ICR products to NCS. However, as the Company invests in existing and new product opportunities, management expects expenses to increase.

The decrease in expenses from 1995 to 1996 reflects both staff attrition and management's efforts to reduce expenses. The majority of the decrease in total expenses derived from decreases in promotion, salaries and consulting, recruiting and subcontracting.

Labor costs continue to be the Company's single greatest expense category. During fiscal 1996, the Company paid $3,103,000 for wages and consulting fees, as compared with $3,302,000 in the prior year and $1,955,000 in fiscal 1994. The decrease from 1995 to 1996 reflects a decrease in staffing: full-time employees totaled 33 at June 30, 1996, as compared with 53 at June 30 1995, and 31 at June 30, 1994. In mid-June 1996, NCS hired 14 full-time employees who had been employed by the Company prior to signing the License agreement with NCS. Immediately prior to the transfer of these employees, the Company had 47 employees.

Operating Expenses

Operating expenses, which are primarily labor costs related to product development, engineering and sales totaled $5,488,000 for the fiscal year ended June 30, 1996, as compared with $6,431,000 in the prior year and $3,706,000 in fiscal 1994.

Operating costs and expenses related to the production of revenues from software licensing totaled $686,000 in fiscal 1996, as compared with $1,979,000 in the preceding year and $1,159,000 in fiscal 1994. The decrease in such costs from 1995 to 1996 reflects management's decision to shift engineering resources from internally funded product-development efforts to customer-funded engineering projects.

Costs related to engineering services totaled $1,833,000 in the fiscal year ended June 1995, as compared to $665,000 in the prior year and $628,000 in fiscal 1994. The increase of these costs reflects the increase in engineering services revenues.

The Company's expenditures for research and development were $2,639,000 in fiscal 1996; $2,759,000 in fiscal 1995; and
$1,788,000 in fiscal 1994.


Selling and marketing expenses represented the largest decrease in expenses from 1995 to 1996. Such expenses totaled $1,764,000 in the fiscal year ending June 30, 1996, as compared with $2,547,000 in the preceding year and $951,000 in fiscal 1994. The decrease in expenses from 1995 to 1996 reflected management's decision in the fourth quarter of 1995 to terminate an aggressive marketing plan for the Company's ICR products, which had begun in the second quarter of fiscal 1995. That plan had entailed increases in sales staff, promotional expenditures, and the staffing of a customer-support group dedicated to ICR product support.

Sales and marketing compensation, consisting of salaries, fringe benefits, and commissions, totaled $999,000 in fiscal 1996, as compared with $1,030,000 in the prior year and $431,000 in the fiscal year ending June 1994. Related consulting decreased to $69,000 in fiscal 1996 from $195,000 in 1995 and $31,000 in 1994.

Promotional expenses, comprising advertising, promotion, and conventions and meetings, decreased $513,000 to $232,000 in fiscal 1996 from $745,000 in the prior year. Such costs totaled
$226,000 in the fiscal year ended June 30, 1994.

General and administrative expenses totaled $828,000 in fiscal 1996, as compared with $843,000 in the preceding year and
$782,000   in   fiscal  1994.   As  noted  above,   general   and
administrative expenses in fiscal 1995 and 1994 reflect the reclassification of $210,500 and $287,969, respectively, to "Other income (expense)". These amounts represent non-cash charges relating to the issuance of stock or exercise of warrants at below-market prices.

Other Income (Expense)

In fiscal 1996, the Company recorded "Other income" of approximately $40,000, net of "Other expense". Included in this amount is a gain on the sale of intangibles of $213,000 relating to the Asset Purchase Agreement with NCS signed in June 1996. The Company recorded interest expense, net of interest income, totaling $39,000. Additionally, the Company recorded a non-cash expense of $131,000 relating to the reduction of exercise price of outstanding warrants in connection with the Rights Offering completed in the second fiscal quarter.

In  the  fiscal  year ended June 30, 1995, the  Company  recorded
"Other expense" of $221,000. Non-cash charges relating to the issuance of stock at below-market prices totaled $210,000, and the Company recorded net interest expense of $11,000.

In fiscal 1994, "Other expense" totaled $282,000, reflecting primarily non-cash charges relating to the exercise of warrants at below-market prices, of $288,000.

Investment in Product Development and Marketing.

The largest investment made by the Company was in its Intelligent Character Recognition group. During the fiscal year ended June 1996, product-development and marketing expenses exceeded revenues (excluding the initial license fee paid by NCS) by approximately $436,000. As noted above, on June 11, 1996, National Computer Systems, Inc. signed a License Agreement which transferred to them the right to develop and market these products. NCS is required to pay minimum annual royalties to maintain its exclusive license. The Company has since terminated most of the costs associated with these products.

Expenses of the Company's generic products (the Ni1000 Recognition Accelerator and the Company's proprietary software-development tools) exceeded revenues by approximately $212,000 in fiscal 1996. In September 1995, the Company began work on a contract with the Jet Propulsion Laboratory to develop a prototype sensor system designed for vehicular-traffic surveillance and detection.

Revenues relating to the Company's PRISM and Fraud Detection System exceeded expenses by approximately $256,000 in fiscal 1996. The Company has license agreements with Mellon Bank, GE Consumer Credit Financial Services, Bank One, Europay International (an association of 700 banks in Europe), and with a European financial-services company for the use of these products.

Net Income Per Share

For the fiscal year ended June 1996, the Company experienced a gain of $12,690 or $.00 per share, as compared with a loss of $3,457,422 or $.47 per share in the prior year and a loss of $1,758,584 or $.26 per share in fiscal 1994. For the fiscal year ended June 1996 there were outstanding a weighted average of 7,847,510 shares, as compared with 7,411,502 in fiscal 1995 and 6,840,407 in fiscal 1994.



                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NESTOR, INC.
                                   (Registrant)



                                   /s/David Fox
                                   President and CEO

Date:  September 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures                 Title                         Date


/s/Leon N Cooper      Co-Chairman of the Board        September 26, 1996
                      and
                      Director

/s/Charles Elbaum     Co-Chairman of the Board        September 26, 1996
                      and
                      Director

/s/David L. Fox       President, Chief                September 26, 1996
                      Executive Officer and
                      Director

/s/Herbert S. Meeker  Secretary and Director          September 26, 1996


/s/Sam Albert         Director                        September 26, 1996

/s/Jeffrey Harvey     Director                        September 26, 1996

/s/Thomas F. Hill     Director                        September 26, 1996

/s/Bruce Schnitzer    Director                        September 26, 1996













               CONSOLIDATED FINANCIAL STATEMENTS




                            FORM 10-K




                         JUNE 30, 1996






                          NESTOR, INC.                    Part II
                                                           Item 8
                            CONTENTS




Independent Auditor's Report



                                                    Statement No.




Consolidated Balance Sheets - June 30, 1996 and 1995     1


Consolidated Statements of Operations -
 For the Years Ended June 30, 1996, 1995 and 1994        2


Consolidated Statements of Cash Flows -
 For the Years Ended June 30, 1996, 1995 and 1994        3


Consolidated Statements of Stockholders' Equity -
 For the Three Years Ended June 30, 1996                 4


Notes to Consolidated Financial Statements

                                                          Part II
                                                           Item 8




                  INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
 of Nestor, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nestor, Inc. as of June 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/ GASSMAN, REBHUN & CO., P.C.
New York, New York
September  6, 1996


NESTOR, INC.
Consolidated Balance Sheets

                     ASSETS                       June 30,1996  June 30, 1995
Current assets:
 Cash and cash equivalents                         $ 2,013,317   $   452,588
 Accounts receivable, net of allowance for
 doubtful accounts                                     594,310       661,734
 Unbilled contract revenue                             282,936       208,352
 Other current assets                                  230,738       131,163
    Total current assets                             3,121,301     1,453,837

Property and equipment at cost - net of                219,787       347,325
depreciation

Other assets                                            10,783        11,333

Total Assets                                       $ 3,351,871   $ 1,812,495

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Notes payable                                     $       ---   $ 1,700,000
 Accounts payable and accrued expenses                 768,411     1,381,457
 Due to Sligos, S.A.                                   275,000       175,000
 Deferred income                                        86,104        77,311
 Other current liabilities                               8,125         2,944
    Total current liabilities                        1,137,640     3,336,712

Noncurrent liabilities:
 Long term obligations under capital leases              9,455           ---
 Due to Sligos, S.A.                                       ---       100,000
    Total liabilities                                1,147,095     3,436,712
 Long term portion of deferred income                  430,899       438,896
 Redeemable Convertible Preferred Stock              5,207,538     1,600,328
    (see below)
 Commitments and contingencies                             ---           ---

Stockholders' deficit:
 Preferred stock, $1.00 par value,
    authorized 10,000,000 shares; issued and
    outstanding:
    Series A - 452,064 shares at June 30, 1996
    and 1995
    (liquidation value $904,128 - $2.00 per            452,064       452,064
    share)
    Series B - 2,075,000 shares at June 30, 1996
    (liquidation value $2,075,000 - $1.00 per
    share)
    and 2,540,000 shares at June 30, 1995
    (liquidation value $2,540,000 - $1.00 per        2,075,000     2,540,000
    share)
    Series D - 184,671 shares at June 30, 1996
    (liquidation value $277,007 - $1.50 per
    share plus accrued dividends) and none at
    June 30, 1995                                      277,007           ---
    (liquidation value $1.50 per share plus
    accrued dividends)
    Series C, E, F, G and H redeemable
    convertible preferred stock shown above:
    4,846 shares at June 30, 1996 and 1,500
    shares at June 30, 1995 (liquidation value             ---           ---
    $1,000 per share plus accrued dividends)
 Common stock, $.01 par value.
    authorized 30,000,000 shares; issued and
    outstanding:
    8,280,941 shares at June 30, 1996 and               82,809        76,067
    7,606,710 shares at June 30, 1995
 Warrants and options                                  375,000       375,000
 Additional paid-in capital                         11,501,790    11,103,449
 Retained (deficit)                                (18,197,331   (18,210,021)
    Total stockholders' deficit                     (3,433,661)   (3,663,441)
Total Liabilities and Stockholders' Deficit        $ 3,351,871   $ 1,812,495

                  The notes to the financial statements are an
                       integral part of this statement




NESTOR, INC.
Consolidated Statements of Operations


                                    For the Years Ended June 30
                                  1996          1995           1994
Revenues:

 Software licensing            $ 2,825,600   $ 1,713,897     $ 1,349,470

 Engineering services            2,378,135     1,195,201         641,579

 Tangible product sales            257,845       286,465         239,425

    Total revenue                5,461,580     3,195,563       2,230,474

Operating Expenses:

 Software licensing                686,006     1,979,067       1,159,920

 Engineering services            1,833,531       665,421         628,448

 Tangible product sales            169,183       128,387          89,775

 Selling and marketing           1,764,585     2,547,911         951,426

 General and administrative        828,085       843,240         782,875

 Related party consulting          207,450       267,935          94,196
and legal fee

    Total operating expenses     5,488,840     6,431,961       3,706,640

Loss from operations               (27,260)   (3,236,398)     (1,476,166)

Other income (expense) - net         39,950     (221,024)       (282,418)

Income (loss) for the year           12,690   (3,457,422)     (1,758,584)
before income taxes

Income taxes                            ---          ---             ---

Net Income (Loss) for the      $     12,690  $(3,457,422)    $(1,758,584)
Year

Income (Loss) per Share        $        ---  $     (0.47)    $     (0.26)

Weighted Average Number of        7,847,510    7,411,502       6,840,407
Shares Outstanding

          The notes to the financial statements are an integral
                         part of this statement

<|TABLE>




NESTOR, INC.
Consolidated Statements of Cash Flows



                                              For the Years Ended June 30
                                          1996               1995           1994
Cash flows from operating
activities:
 Net income (loss)                  $      12,690        $ (3,457,422) $(1,758,584)
 Adjustments to reconcile net
 income (loss) to net
 cash provided by operating
 activities:
      Depreciation & amortization         104,559             113,562      200,460
      Loss on disposal of fixed assets      4,346                 ---          106
      Expenses charged to
      operations relating to
      options, warrants and               178,375             210,500      287,969
      capital transactions
      Changes in assets and
      liabilities:
        (Increase) decrease  in            67,424            (340,651)     (69,791)
        accounts receivable
        (Increase) decrease  in
        unbilled contract revenue         (74,584)            (87,674)     (60,274)
        (Increase) decrease in
        other current assets              (99,575)           (110,721)      (8,193)
        (Increase) decrease in
        other assets                          500              (5,000)        ---
        (Decrease) increase in
        accounts payable
         and accrued expense             (568,309)            786,010      144,294
        (Decrease) increase in
        deferred income                       796             (15,630)      44,746

        Net cash (used) by
        operating activities             (373,728)         (2,907,026)  (1,219,267)

Cash flows from investing
activities:
 Purchase of property and
 equipment                                (57,531)           (249,319)     (66,292)
 Proceeds from the disposal of
 fixed assets                              85,000                 ---        1,900

Net cash provided (used) by
investing activities                       27,469             (249,319)     (64,392)

Cash flows from financing
activities:
 Repayment of obligations under
 capital leases                            (7,924)             (10,796)      (5,998)
 Proceeds from notes payable              300,000            1,700,000          ---
 Rights offering expense                 (136,421)             (39,769)         ---
 Proceeds from issuance of
 common stock                              99,510               73,288      625,125
 Proceeds from issuance of
 preferred stock - net                  1,651,823            1,470,000      811,608

      Net cash provided by
        financing activities            1,906,988            3,192,723    1,430,735

Net change in cash and cash
equivalents                             1,506,729               36,378      147,076

Cash and cash equivalents -
beginning of year                         452,588               416,210     269,134

Cash and cash equivalents -         $   2,013,317            $  452,588   $ 416,210
End of Year

Supplemental cash flows
information:
 Interest paid                      $       4,372            $    3,728   $   1,685

 Income taxes paid                  $         ---            $      ---   $     ---


                  The notes to the financial statements are
                    an integral part of this statement



Nestor's Stockholders' Equity


                  Common Stock      Preferred Stock      Additional     Retained       Stock
                Shares     $ Amt.   Shares     $Amt.      Paid-in      (Deficit)      Warrants   Total
                                                          Capital
Balance at
June 30, 1993   6,802,710  68,027   2,407,064  2,407,064  10,033,105  (12,994,015)       ---    (485,819)
Issuance of
Capital Stock     332,625   3,326     815,000    815,000     906,367           ---       ---    1,724,693
Conversion of
Preferred Stock
to Common Stock    95,000     950    (95,000)   (95,000)      94,050           ---       ---          ---
(Loss) for the
year ended
June 30, 1994         ---     ---         ---        ---         ---   (1,758,584)       ---  (1,758,584)
Balance at
June 30, 1994   7,230,335  72,303   3,127,064  3,127,064  11,033,522  (14,752,599)       ---    (519,710)
Issuance of
Capital Stock     141,375   1,414         ---        ---     282,374           ---       ---      283,788

Issuance of
Preferred Stock       ---     ---     100,000    100,000     100,000           ---       ---      200,000

Cost of rights
offering              ---     ---         ---        ---    (39,769)           ---       ---     (39,769)
Conversion of
Preferred Stock
to Common Stock   235,000   2,350   (235,000)  (235,000)     232,650           ---       ---          ---
Dividends
accrued
on Redeemable
Convertible
Preferred Stock
Series C              ---     ---         ---        ---   (100,328)           ---       ---    (100,328)
Reclassification
of Series C
Redeemable
Convertible
Preferred Stock
from capital          ---     ---         ---        ---   (405,000)           ---   375,000     (30,000)
(Loss) for the
year ended
June 30, 1995         ---     ---         ---        ---         ---   (3,457,422)       ---  (3,457,422)
Balance at
June 30, 1995   7,606,710  76,067   2,992,064  2,992,064  11,103,449  (18,210,021)   375,000  (3,663,441)
Issuance of
Common Stock      177,998   1,780         ---        ---     175,928           ---       ---      177,708
Issuance of
Preferred Stock       ---     ---     210,549    315,824    (10,000)           ---       ---      305,824
Conversion of
Preferred Stock
to Common Stock   490,878   4,909   (490,878)  (503,817)     498,908           ---       ---          ---
Dividends on
Preferred Stock
Series D paid in
Common Stock        5,355      53         ---        ---      13,495           ---       ---       13,548
Dividends
accrued on
Redeemable
Convertible
Preferred Stock       ---     ---         ---        ---   (274,819)           ---       ---    (274,819)
Expenses
incurred
in reduction of
Exercise Price
of Outstanding
Warrants              ---     ---         ---         ---    131,250           ---       ---        131,250
Costs incurred
in connection
with August
1995 securities
registration          ---     ---         ---        ---   (136,421)           ---       ---       (136,421)
Income for the
year ended
June 30, 1996         ---     ---         ---        ---         ---        12,690       ---         12,690
Balance at
June 30, 1996   8,280,941  82,809   2,711,735  2,804,071  11,501,790   (18,197,331)   375,000     (3,433,661)

The notes to the financial statements are an integral part of this statement


Note 1 -Summary of significant accounting policies:

      A.   Organization
            Nestor, Inc. was organized on March 21, 1983 in Delaware to exploit, develop and succeed to certain patent rights and know-how which the Company in 1983 acquired from its predecessor, Nestor Associates, a limited partnership. The Company's principal office is located in Providence, RI.

            The accompanying financial statements include the accounts of Nestor, Inc. and Nestor Financial Services Group, a joint venture (organized in December, 1986, and dissolved effective December 31, 1995 - See Note 8). All intercompany transactions and balances have been eliminated.

      B.   Income taxes
             Nestor,   Inc.   provides  for   income   taxes   on
      transactions in the period they enter into the determination of net income irrespective of when they are recognized for income tax purposes. Where timing differences result in taxable income being different from that recorded in the accounts, the tax effect is shown as "Deferred Income Tax" in the balance sheet.

      C.   Product and patent development costs
            The costs of development of the Company's software which consist primarily of labor and outside consulting and which are an inherent cost of the Company's business and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs would be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. At June 30, 1996, the Company had no capitalized software development costs because the products developed were simultaneously available for general release to customers when technological feasibility was established. Capitalized costs are amortized on a straight-line basis over the estimated economic life (three to five years) of the product.

             Patent-development  costs  are  similarly   treated.
      Their amortization would be on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

      D.   Investment tax credits
           Investment tax credits are accounted for on the "flow-through" method as a reduction of the current provision for federal income taxes.

      E.   Depreciation and amortization
              Depreciable   assets   are   recorded   at    cost.
      Depreciation is provided for on the straight-line method over the estimated useful lives of the respective assets.

            Maintenance  and  repairs are expensed  as  incurred.
      Major renewals and betterments are capitalized.

      F.   Revenue recognition
             The  Company  recognizes  revenue  based  upon   the
      following methods:

        a) Revenue from software licensing/sales is recognized upon shipment provided that no significant vendor and post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Where there are insignificant post-contract support obligations and/or warranties remaining at the time of shipment, the Company recognizes revenue and accrues the estimated cost of fulfilling such obligations or warranties.

          Product returns or exchanges are charged to operations as incurred. Where the Company anticipates significant returns of products sold, the Company establishes an allowance for anticipated returns or exchanges at the time of sale. When a product is sold subject to customer approval, revenue is recognized upon approval by the customer.

        b) Engineering contract revenue from long-term contracts is recognized on the percentage-of-completion method, based upon the pattern of actual performance under the agreement with the customer. Management records expected losses on contracts in the period in which such losses become foreseeable.

        c)         Training  revenue  is  recognized   upon   the
        completion of training sessions with the customer.

        d) The Company recognizes revenue with respect to customer-funded research and development as the expense is incurred on the percentage-of-completion method.



      G.   Cash equivalents
            For  the purpose of the statement of cash flows,  the
      Company   considers  all  highly  liquid  debt  instruments
      purchased with a maturity of 90 days or less to be cash equivalents.

      H.   Foreign currency translation
            Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates; revenue and expense items are translated into United States dollars using a weighted average exchange rate for the period. The effects of foreign currency translation adjustments are deferred until realized and included as a component of stockholders' equity.

      I. Accounting for issuance and exercise of warrants and options to purchase Common Stock
            The Company records no expense upon the issuance of warrants and options issued at fair market value. For warrants and options issued at an exercise price below fair market value, the Company records an expense equal to the difference between the market value of the underlying shares of Common Stock and the exercise price of such options or warrants. When the Company induces warrant or option holders to exercise at a price lower than the original exercise price, the Company recognizes an expense equal to the fair value of the securities issued less the proceeds received for the securities, but not more than the reduction in the exercise price.

      J.   Concentrations of credit risk
            The  Company's financial instruments that are exposed
      to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

      K.   Inventory
            Inventory, consisting primarily of finished goods, is valued at the lower of cost or market on the first-in, first-out basis.

      L.   Estimates
            The preparation of financial statements in conformity
      with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 -    Income (loss) per share:

       Income (loss) per share amounts are based on the weighted average number of common shares outstanding. For the years ended June 30, 1996, 1995 and 1994 options, warrants and preferred stock were not included in the calculation as this would result in anti-dilution.


Note 3 -    Intangible assets:

       On   August   15,   1991,  the  Company   purchased   from
       Diversified Research Partners (DRP), a New York partnership, all of DRP's right, title and interest in and to a Joint Venture between the Company and DRP. In this transaction, the Company paid $10,000 in cash and issued 80,000 shares of its Common Stock to DRP. Accordingly, the Company recorded as an intangible asset its acquisition cost of $320,000 and is amortizing this asset over 36 months. Amortization expense was $0, $13,333, and $106,683 for the years ending June 30, 1996, 1995 and 1994 respectively.

       Amortization expense for the periods presented is included in the consolidated statements of operations under the caption "General and administrative expenses," and in the consolidated statements of cash flows under the caption "Cash flows from operations."

Note 4 -  Income tax expense:

       Effective July 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. There was no income effect of this accounting change. Prior-year financial statements have not been restated to apply the provisions of SFAS 109.

       Taxes on income are based on income (loss) before taxes as follows:


                                 Years Ended June 30
                            1996        1995           1994

     Income (Loss)     $   12,690   $(3,457,422)   $(1,758,584)


     The components of the provision (benefit) are:
                                       Years Ended June 30,
                                    1996      1995       1994

     Current:   Federal          $   ---     $  ---     $  ---
                  Other              ---        ---        ---

     Deferred:  Federal              ---        ---        ---
                  Other              ---        ---        ---

     Total taxes on income       $   ---     $  ---     $  ---


       A reconciliation of the provision for income taxes to the amount computed using the Federal statutory rate consists of the following:

                                                        Years Ended June 30,
                                                   1996        1995         1994

     Income tax at expected statutory rate     $   1,800    $    ---     $     ---
     State income tax
     (net of Federal tax benefit)                    ---         ---           ---
     Benefit of operating loss carry forward     (1,800)         ---           ---
                                               $     ---     $    ---    $     ---


       The Company has available at June 30, 1996, unused operating loss carry forwards, which may be applied against future taxable income, that expire as follows:
              Expiring Subsequent      Unused Operating Loss
                  to June 30,             Carry-Forwards

                     1998                  $     23,543
                     1999                        81,462
                     2000                        92,544
                     2001                       882,591
                     2002                     1,226,101
                     2003                     2,125,517
                     2004                     1,591,143
                     2005                     2,066,691
                     2006                       301,919
                     2007                     1,073,647
                     2008                     1,853,381
                     2009                     1,399,803
                     2010                     3,714,240
                     2011                       539,000

                                           $ 16,971,582

       In  addition, the Company at June 30, 1996, has investment
       tax   credits   and  research  and  development   credits,
       expiring  at  various  dates,  in  the  total  amount   of
       $10,217.

Note 5 - Accounts receivable, net of allowance for doubtful accounts:

                                               June 30,
                                            1996      1995

          Trade accounts receivable       $760,019   $719,710
          Allowance for doubtful accounts (165,709)  $(57,976)
          Accounts Receivable, Net of
          Allowance for Doubtful
          Accounts                        $594,310   $661,734

Note 6 -  Commitments and contingencies:

       The Company leases a facility in Rhode Island under an operating lease dated July 1, 1985, and modified on September 21, 1988, July 11, 1991, December 9, 1991,
       August 5, 1994, and March 7, 1995. This lease provides for minimum annual rentals of $134,993 until February 1997 and $141,742 until February 1998. The Company is also obligated to pay its proportionate share of increases in real estate taxes and common area maintenance over a base period. Commencing March 1, 1996, the base rent is to be increased by the percentage increase in the C.P.I. index over the prior year, but not less than 5%.

       Rent  expense  of  $171,928, $153,385,  and  $118,731  was charged to operations for the years ended June 30, 1996, 1995 and 1994 respectively.

       On August 1, 1994, the Company signed a Financial Advisory Agreement with Wand Partners, Inc. The terms of the Agreement specify that Wand Partners, Inc. will provide consulting services for a fee of $40,000 per year, plus out-of-pocket expenses. The Agreement is in effect so long as Wand Partners, Inc. owns at least
       500,000 shares of Nestor's Common Stock, or other equities which are convertible into that number of shares of Common Stock (See Note 17 - Related party transactions.)

       The aggregate minimum payments due over the remaining term of the above agreements is as follows:

                    June 30, 1997     $    177,242
                    June 30, 1998          134,495
                    June 30, 1999           40,000
                    June 30, 2000           40,000
                    June 30, 2001           40,000
                                      $    431,737

Note 7 -  Warrants and options:

          Incentive Stock Option Plan
       On April 1, 1984, the Company adopted an Incentive Stock Option Plan providing for the granting of options to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. Options are exercisable for five years from the date of grant.

                                          June 30,
                                1996         1995        1994

 Authorized                  2,450,000     2,450,000   1,600,000
 Under option:
   officers/directors          881,000       958,000    737,500
   other employees             475,000       441,000    403,500
 Total Under Option          1,356,000     1,399,000   1,141,000
 Shares Exercised by
   End of Period               423,110       322,610    308,735
 Shares Available
   for Grant                   670,890       728,390    150,265
 Eligible, End of Year
   for Exercise
   Currently
   (At Prices Ranging from
$0.87 to $3.00
    per share)               1,023,500       943,000    738,125
 Stock options granted       1,406,000       348,000    412,500
 Low exercise price        $        .91  $       1.09  $    1.62
 High exercise price       $       2.00  $       2.12  $    3.00

 (See Note 1i)

 Other warrants and options:

       The  Company, at the discretion of the Board of Directors, has granted warrants and options from time to time.
                              Other Outstanding Warrants
                                    and Options at
                                        June 30,
                             1996          1995          1994

  Officers                   60,000      218,000        198,000
  Others                  4,006,964    2,549,375      1,284,375

  Eligible, End of Year
  for Exercise
  Currently (At Prices
  Ranging From $.65 to
  $3.00 Per Share)         4,066,964     2,767,375    1,482,375

  Warrants issued          1,309,589     1,410,000      407,500
  Low exercise price       $     .65   $      1.50   $     3.00
  High exercise price      $    2.00   $      2.00   $     3.00

       The following is a summary of all shares under warrant and option:

                                          June 30,
                              1996          1995          1994

  Outstanding, beginning
  of year                  4,166,657      2,623,657     2,176,282
  Granted during
  the year                 2,715,589      1,758,000       820,000
  Canceled during
  the year                (1,358,500)     (176,125)       (40,000)
  Exercised during
  the year
  (At Prices Ranging From
  $.87 to $2.00 Per Share)  (100,500)      (38,875)      (332,625)


  Outstanding, End of Year
  (At Prices Ranging From
  $0.65 to $3.00 Per Share) 5,423,246     4,166,657      2,623,657

  Eligible, End of Year for
  Exercise
  Currently (At Prices Ranging
  From $0.65 to $3.00
  Per Share)                 5,090,464     3,710,375     2,513,500

  Charges against earnings:
  Warrants issued
  below market              $      ---    $      ---    $      ---

  Reduction of exercise
  price
  on previously issued
  warrants                  $   131,250    $     ---    $   287,969

  Total                     $   131,250    $     ---    $   287,969


       For the fiscal years ended June 30, 1996, 1995 and 1994, when warrants and options were issued at market value, no expense was recorded by the Company. When warrants and options were issued below market value, a charge against earnings was recorded. During the year ended June 30, 1996 the exercise price of 1,000,000 warrants issued in the prior year was reduced from $1.50 to $.65. The maximum expense to be recorded by the Company upon exercise of these warrants will be $850,000.


Note 8 -  Joint venture agreements:

       Nestor, Inc. entered into a joint venture agreement with Oliver, Wyman & Co., a New York corporation, dated December 4, 1986 and amended on May 8, 1990. The joint venture, known as Nestor Financial Services Group, was organized for the purpose of engaging in the trade and business of developing and exploiting certain technology licensed to the joint venture by Nestor, Inc. Nestor, Inc. owned fifty percent of this joint venture and, pursuant to the joint venture agreement, as amended, has sole management control of the joint venture.

       Nestor Financial Services Group had no operations subsequent to July 1, 1991 and was dissolved effective December 31, 1995. The consolidated balance sheets of Nestor, Inc., at June 30, 1995, included the only asset of Nestor Financial Services Group in cash, and no liabilities.


Note 9 -    Major customers:

       In 1996 one customer accounted for 30% of the Company's total revenues. Another customer accounted for 13% of the Company's revenues in 1996 and 16% of the Company's revenues in 1995. A third customer accounted for 11% of the Company's revenues in 1995 and 19% of the Company's revenues in 1994. A fourth customer accounted for 17% of the Company's revenues in 1994.


Note 10 -   Research and development expenses:

       Research and development expenses charged to operating costs and expenses are summarized as follows:

Years Ended June 30,
                               1996        1995          1994

          Customer funded   $2,378,133   $1,195,201  $  641,579

          Company funded    $  260,870   $1,563,836  $1,146,789

          The revenues and costs incurred under contracts to perform research and development for others are:


                                           Years Ended June 30,
                                       1996        1995       1994

          Compensation earned      $2,378,133   $1,195,201    $641,579

          Costs incurred           $1,833,531   $  665,421    $628,448

          As at June 30, 1996 and June 30, 1995:
          a. No  customer  had  committed
          itself to provide any material additional funding.
          b. No    significant   royalty
          arrangements, purchase provisions or license agreements were in effect with customers for whom the Company had performed research and development services.
          c. The Company has no obligations
          to repay any funds related to its research and development activities, except as described in Note 19.


Note 11 - Property and equipment at cost - net:

                                                       Useful Life
                                                       In Years or
                                    June 30            Lease Term
                                 1996        1995
  Leasehold improvements     $   22,945   $    22,945   Lease Term
  Office furniture and
  equipment                     199,254       201,942     5 - 7
  Computer equipment          1,103,851     1,200,514     3 - 5
                             $1,326,050   $ 1,425,401

  Less:  Accumulated
  depreciation and
  amortization                1,106,263     1,078,076

                             $  219,787   $   347,325


       Depreciation and amortization expense on the above assets of $104,559, $100,229, and $93,777 was recorded for the years ended June 30, 1996, 1995 and 1994, respectively.


Note 12 - Revenue from sources outside the United States:

       Revenues from licenses, engineering and sales of tangible products sold outside the United States were as follows:


                                    Years Ended June 30,
                                 1996         1995       1994

  France                    $   65,085   $   98,785  $   35,450
  Belgium                      727,375      507,900     169,000
  Australia                     66,590       18,400      63,195
  Germany                      173,877       81,649      23,000
  Japan                         36,424        2,100      21,368
  Canada                        41,710       27,985      17,145
  Singapore                     65,530       65,315         ---
  All other countries          213,208      271,101     156,935

                            $1,389,799   $1,073,235  $  486,093


Note 13 -   Accounts payable and accrued expenses:

       Accounts payable and accrued expenses consists of the following:


                                            June 30,
                                      1996           1995
 Trade accounts payable            $  313,004     $  850,276
 Accrued salaries                     276,004        327,812
 Other accrued expenses               179,403        203,369

                                   $  768,411     $1,381,457


Note 14 - Common stock:

       In June 1995, the Company's certificate of incorporation was amended to increase the aggregate number of shares of stock which the Corporation is authorized to issue from 30,000,000 shares to 40,000,000 shares consisting of 30,000,000 shares of common stock $.01 par value per share, and 10,000,000 shares of preferred stock $1.00 par value per share.


Note 15 - Preferred stock:

       Series A Preferred Stock is convertible at any time into one fully paid and nonassessable share of Common Stock. Series A Preferred has the same dividend rights as shares of Common Stock but carries no voting rights. Each share of Series A Preferred has the right to receive in liquidation $2.00 before any distribution is made on Common Stock or on any other class of stock ranking junior to Series A.

       Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive in liquidation $1.00 before any distribution is made to holders of the Common Stock.

       Series D Convertible Preferred Stock is convertible after January 1, 1996 at the option of the holder at any time, and from time to time, into one fully paid and non-assessable share of Common Stock of the Company. The Series D Preferred shall have the right to receive annual dividends at the rate of seven percent (7%) of the stated value per share ($1.50), which dividend shall be paid in cash or in shares of Common Stock at the option of the Company. The Company shall have the right, after June 1, 1996, to redeem in cash the Series D Preferred, in whole or in part from time to time, at the stated value per share plus accrued dividends.

       The Series D Convertible Preferred Stock ranks on a parity with Series B Convertible Preferred Stock with respect to dissolution, liquidation, or winding up the
       Company and is entitled to receive, out of assets of the Company available for distribution upon liquidation, dissolution or winding up of the Company, $1.50 per share plus an amount equal to all dividends on shares accrued but unpaid, and is junior to the Series A Convertible Preferred Stock and all series of Redeemable Convertible Preferred Stock. The holders of the Series D Preferred are entitled to one vote for each share of Common Stock into which the Series D Preferred is convertible, and therefore shall have the same voting rights on a share-for-share basis, as the holders of the Common Stock. The holders of the Common Stock and of the Series D Preferred shall vote together as one class on all matters submitted to a vote of shareholders of the Company.


Note 16 -  Redeemable Convertible Preferred Stock:

         The Company is required to redeem all of the following series of convertible preferred stock on or before August
       1,  2004.   Accordingly, this preferred stock  subject  to
       mandatory   redemption   has  been  presented   separately
       outside   of   permanent  stockholders'  equity   in   the
       accompanying financial statements.
                                   June 30, 1996  June 30, 1995
 Series  C,  par  value  $1.00  per
 share,  0  shares  outstanding  at
 June  30,  1996, and 1,500  shares
 issued  and  outstanding  at  June
 30,  1995.   $0  and  $100,328  of
 accumulated dividends at June  30,
 1996 and 1995, respectively.        $      ---   $  1,600,328

 Series  E,  par  value  $1.00  per
 share,  1,444  shares  outstanding
 at  June  30, 1996, and  0  shares
 issued  and  outstanding  at  June
 30,  1995.   $133,213  and  $0  of
 accumulated dividends at June  30,
 1996 and 1995, respectively.         1,577,213            ---

 Series  F,  par  value  $1.00  per
 share,  599 shares outstanding  at
 June   30,  1996,  and  0   shares
 issued  and  outstanding  at  June
 30,  1995.   $22,802  and  $0   of
 accumulated dividends at June  30,
 1996 and 1995, respectively.           621,802            ---

 Series  G,  par  value  $1.00  per
 share,  777 shares outstanding  at
 June   30,  1996,  and  0   shares
 issued  and  outstanding  at  June
 30,  1995.   $18,619  and  $0   of
 accumulated dividends at June  30,
 1996 and 1995, respectively.           795,619            ---

 Series  H,  par  value  $1.00  per
 share,  2,026  shares  outstanding
 at  June  30, 1996, and  0  shares
 issued  and  outstanding  at  June
 30,  1995.   $186,904  and  $0  of
 accumulated dividends at June  30,
 1996 and 1995, respectively.         2,212,904            ---

TOTAL:                               $5,207,538   $  1,600,328


        At June 30, 1995, there were issued and outstanding 1,500 shares of Series C Convertible Preferred Stock. In early October 1995, Wand Partners, Inc. exchanged certain Notes payable for an additional 1,970 shares of Series C Preferred Stock. On January 31, 1996, Wand Partners, Inc. exchanged all of its Series C Convertible Preferred Stock for 1,444 shares of Series E Convertible Preferred
       Stock and 2,026 shares of Series H Convertible Preferred Stock. On January 31, Wand Partners, Inc. purchased 599 shares of Series F Convertible Preferred Stock for a total of $599,000. On March 7, 1996, Wand purchased 777 shares of Series G Convertible Preferred Stock. Each of these series of stock is described below.

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

         In the event the Company violates the provisions of, or is in default under the terms of any loan agreement or in the event a judgment is entered against the Company or any subsidiary in the amount of $50,000 or more, the holders of the Series F and G Convertible Preferred Stock shall have the right to elect four directors.

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

         The Company is obligated to redeem all the outstanding shares of Series F and G Preferred Stock outstanding at the stated value plus accrued dividends on August 1, 2004. The holders of the F and G Preferred Stock have the right to require that the Company redeem, to the extent the Company may lawfully do so, all or a portion of the then outstanding shares of Series F and G Convertible Preferred Stock at the stated value plus accrued and unpaid dividends in the event of a merger, reorganization, transfer of the majority of the voting securities of the Company, or sale of more than 25% of the assets of the Company.

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

         In the event the Company violates the provisions of, or is in default under the terms of any loan agreement or in the event a judgment is entered against the Company or any subsidiary in the amount of $50,000 or more, the holders of the Series E and H Convertible Preferred Stock shall have the right to elect eight directors.

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

         The Company is obligated to redeem all the outstanding shares of Series E and H Preferred Stock outstanding at the stated value plus accrued dividends on August 1, 2004. The holders of the E and H Preferred Stock have the right to require that the Company redeem, to the extent the Company may lawfully do so, all or a portion of the then outstanding shares of Series E and H Convertible Preferred Stock at the stated value plus accrued and unpaid dividends in the event of a merger, reorganization, transfer of the majority of the voting securities of the Company, or sale of more than 25% of the assets of the Company.


Note 17 -Related party transactions:

       Herbert S. Meeker, a director of the Company, is a partner in the law firm of Baer, Marks & Upham, which the Company uses for legal services. For the years ended June 30, 1996, 1995, and 1994, the Company recorded an expense for Baer, Marks & Upham of $14,440, $14,440 and $14,000, respectively. In addition, in the year ended June 30, 1995, the Company recorded a charge against additional paid-in capital of $26,736 for the work done by Baer, Marks & Upham on the Company's Rights Offering. Included in accounts payable and accrued expenses at June 30, 1996 and 1995 are $8,885 and $10,181, respectively, due Baer, Marks & Upham.

       Bruce W. Schnitzer, who became a director of the Company in August 1994, is Chairman of Wand Partners, Inc., a private investment firm that the Company uses for management consulting. For the years ended June 30, 1996 and 1995, the Company recorded an expense for Wand
       Partners, Inc. of $46,076 and 43,530, respectively. Included in accounts payable and accrued expenses at June 30, 1996 and 1995 are $0 and $1,519, respectively, due Wand Partners, Inc.

       Thomas F. Hill, who became a director of the Company in August 1994, is President of Hill & Partners, a consulting firm that the Company uses for marketing consulting. For the year ended June 30, 1995, the
       Company recorded an expense for Hill & Partners of $106,679. Included in accounts payable and accrued expenses at June 30, 1995 is $37,661 due Hill & Partners.

       Thomas D. Halket, who became an officer of the Company January 1993, is an outside counsel for the Company. For the years ended June 30, 1996, 1995 and 1994, the Company recorded an expense for Thomas Halket of $144,176, $103,326, and $80,196, respectively. Included in accounts payable and accrued expenses at June 30, 1996, 1995 are $34,799 and $6,900, respectively.


Note 18 -Notes payable.

       On  August  16,  1995,  a registration  statement  of  the
       Company relating primarily to rights granted to the Company's shareholders became effective. Each right enabled the holder to purchase a Unit consisting of one share of Series D Convertible Preferred Stock, convertible into one share of Common Stock after January 1, 1996, and one warrant to purchase one-half share of Common Stock for three years after the effective date of the registration statement at a price of $2.00 per share.

       Gross proceeds of the rights offering, which closed on September 29, 1995, totaled $285,823. In early October the Company received the proceeds of the offering and issued the stock. Costs of the offering, which were charged to additional paid-in capital, totaled approximately $136,000.

       Pursuant to a Standby Financing and Purchase Agreement dated March 16, 1995, as amended on June 30, 1995, Wand Partners, Inc. loaned to the Company the sum of $1,700,000 evidenced by promissory notes, which bore interest at the rate of 10% per annum, payable in shares of Common Stock of the Company. On September 12, 1995, Wand Partners, Inc. made an additional loan to the Company in the amount of $300,000, bringing the principal amount of all of the Company's promissory notes to $2,000,000. In early October, Wand Partners, Inc. exchanged these notes for 20,000 unregistered Units and 1,970 shares of Series C Preferred Stock. The terms and conditions of such Series C Convertible Preferred Stock are the same as the 1,500 shares of Series C Convertible Preferred Stock previously purchased by Wand Partners, Inc..

       Upon completion of the offering and the conversion of the notes described above, the Company issued to Wand Partners, Inc. 700,000 ten-year warrants to purchase shares of the Common Stock of the Company at $1.00 per share. The Company recorded a charge of $131,250 representing the difference between the market value of the underlying Common Stock of the Company and the aggregate exercise price of such warrants.


Note 19 -Long-term portion of deferred income.

       In December 1994, Sligos, S. A. agreed to convert $200,000 of its prepayment into equity; and the Company agreed to refund to Sligos, S. A. its prepayments of royalties and engineering fees under its license agreement with the Company. The amounts to be refunded are equal to the greater of (a) seven percent (7%) of the Company's revenues from licensing of its credit-card risk assessment products in Europe or (b) certain minimum payments during the period ending December 31, 1996. The refunding of Sligos' prepayments based upon the Company's European risk-assessment revenues is expected to continue through December 1999, but in no event shall exceed in the aggregate prepayments made by Sligos, reduced by refunds made to Sligos and by the amount of prepayments applied to the purchase of Series A Preferred Stock of the Company. As at June 30, 1996, such long-term portion of deferred income remaining on the books of the Company amounted to $430,899 after giving effect to the application of $200,000 of deferred income to the purchase by Sligos of 100,000 shares of Series A
       Preferred Stock, $30,00 refunded by the Company to Sligos, and the reclassification of $275,000 to current liability due Sligos. There is no interest on these amounts due Sligos.


Note 20 - Significant Transactions.

       On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with National Computer Systems, Inc. (NCS) transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. The Company received $1,400,000 as an initial license fee pursuant to the Licensing Agreement, and will receive royalties on future sales of the product by NCS. Minimum annual royalties range from $160,000 in 1997 to $350,000 in 2001 and beyond. If NCS terminates its exclusive rights under the contract, minimum royalty payments would not be required subsequent to such termination. The initial license fee is included in software licensing revenue.

       The  Asset  Purchase  Agreement transferred  tangible  and intangible assets used exclusively in the ICR business  to
       NCS  for  $300,000.   The net gain on the  sale  of  these
       assets is recognized as Other income.

Note 21 -Other income (expense) - Net:

       Other income (expense) as reflected in the consolidated statement of operations consists of the following:

                                    Years Ended June 30,
                                1996        1995         1994

 Interest expense           $ (51,574)   $ (34,801)  $   1,685)
 Expense relating to
 financing operations        (131,250)    (210,500)   (287,969)
 Net gain on sale of
  tangible and
  intangible assets
  (See Note 20)                213,185          ---         ---
 Other - net                     9,589       24,277       7,236

 Other Income
  (Expense) - Net           $   39,950   $(221,024)  $(282,418)

       Expenses relating to financing operations for 1995 and 1994 as reflected above, have been reclassified in these financial statements from general and administrative expenses. Such reclassification had no effect on reported net loss.





                                                          Part IV
                                                          Item 14





           INDEPENDENT AUDITOR'S REPORT ON  SCHEDULE





To the Board of Directors and Stockholders
 of Nestor, Inc.
Providence, Rhode Island

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Nestor, Inc. included or incorporated by reference in this Form 10-K, and have issued our report thereon dated September 6, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The consolidated financial statement schedule, Valuation and Qualifying Accounts and Reserves, is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The consolidated financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/GASSMAN, REBHUN & CO., P.C.
New York, New York
September 6, 1996







                                                         Part IV
                                                         Item 14



NESTOR, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                   Addition
                              Balance at                Charged to                Balance at
                               Beginning   Charged to      Other     Deductions       End
        Description            of Period     Expense     Accounts       from       of Period
                                                                       Reserve
Allowances deducted
 from accounts receivable:
   Year ended June 30, 1994   $  1,550    $ 21,680      $    -       $      -       $  23,230

   Year ended June 30, 1995   $ 23,230    $ 45,276      $    -       $(10,530)      $  57,976

   Year ended June 30, 1996   $ 57,976    $120,656      $    -       $(12,923)      $ 165,709









ITEM 8.   Financial Statement and Supplementary Data

          See annexed financial statements.


ITEM 9.   Disagreement on Accounting and Financial disclosure

          None.


ITEM 10.  Directors and Executive Officers of the Registrant.

                Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


ITEM 11.  Executive Compensation.

                Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


ITEM 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management.

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


ITEM 13.  Certain Relationships and Related Transactions.

                Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.

ITEM 14.  Exhibits, Financial Statement, Schedules and Reports on
          Form 8-K.
          (a)The  following documents are filed as part  of  this
          report:
              (1)   The  financial statements of the Company  and
          accompanying  notes,  as  set  forth  in            the
          contents to the financial statements annexed hereto, are included in Part II, Item 8.

          Schedule V:  Property Plant and Equipment

          Schedule VI: Accumulated Depreciation,
                      Depletion and Amortization of Property,
                      Plant and Equipment

          Schedule X:  Supplementary Income Statement Information
             (2) Exhibits numbered in accordance with Item 601 of Regulation S-K.

(See Exhibit Index)


          Exhibits filed herewith:
          (None)
                (b)  Reports on Form 8-K:  On June 18, 1996,  the
          Company filed with the Commission a Current Report on Form 8-K dated June 11, 1996.





INDEX OF EXHIBITS

   Exhibit   Description of Exhibit
   Number

   3.1 Certificate of Incorporation of the Company, filed as an Exhibit to the Company's Registration Statement on Form S18, Commission File No. 286182-B, is hereby incorporated herein by reference.

   3.2 Amendment to the Certificate of Incorporation of the Company, dated December 5, 1985, filed as an Exhibit to the Company's Form 8 amending the Company's Form 10-K for the fiscal year ended June 30 1987 (the "1987 Form 8"), is hereby incorporated herein by reference.

   3.3 Amendment to the Certificate of Incorporation of the Company, dated December 4, 1986, filed as an Exhibit to the 1987 Form 8, is hereby incorporated herein by reference.

   3.4 Bylaws of the Company, as amended, filed as Exhibit to the 1987 Form 8, is hereby incorporated herein by reference.

   4 Nestor, Inc. Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed May 5, 1987, is hereby incorporated herein by reference.

   10.1 Non-Exclusive Field-of-Use License Agreement dated June 21, 1988 between the Company and Morgan Stanley & Co. Incorporated, filed as an Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1988, is hereby incorporated herein by reference.

   10.2 Cooperative Marketing Agreement dated May 26, 1988 between the Company and Arthur D. Little, Inc., filed as an Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1988, is hereby incorporated herein by reference.

   10.3 Lease Rider dated February 6, 1985 between Richmond Square Technology Park Associates and the Company, filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended June 30, 1986, is hereby incorporated herein by reference.

   10.4 Employment Agreement dated August 4, 1986 between the Company and Michael G. Buffa, filed as Item 5 of the Company's Report on Form 8-K dated September 11, 1986, is hereby incorporated herein by reference.

   10.5      Joint  Venture Agreement between the  Company  and
             Oliver, Wyman & Co., dated December 4, 1986, filed as an Exhibit to the 1987 Form 10-K, is hereby incorporated herein by reference.

   10.6      Employment  Agreement dated as  of  July  1,  1989
             between  the  Company and David Fox  filed  as  an
             Exhibit   to   the  1989  Form  10-K   is   hereby
             incorporated by reference.

   10.7      Employment  Agreement dated as  of  September  15,
             1988 between the Company and Douglas L. Reilly filed as an Exhibit to the 1989 Form 10-K is hereby incorporated by reference.

   10.8      Memorandum  dated January 1, 1989 regarding  stock
             bonus  plan  for  Douglas L. Reilly  filed  as  an
             Exhibit   to   the  1989  Form  10-K   is   hereby
             incorporated by reference.

   10.9 Amendment to Joint Venture Agreement dated May 8, 1990 between the Company and Oliver, Wyman & Co. filed as an Exhibit to the 1992 Annual Report on Form 10-K is hereby incorporated by reference.

   10.10 License Agreement dated October 26, 1990 by and between the Company and Sligos, S. A. filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K is hereby incorporated by reference.

   10.11 Supplemental License Agreement dated September 9, 1991 by and between the Company and Sligos, S. A., filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K, is hereby incorporated by reference.

   10.12 NestorWriterT License and Development Agreement dated September 11, 1991 between the Company and Poqet Computer Corporation.

   10.13     License  Agreement  for  Product  Development  and
             Marketing  dated  October  30,  1990  between  the
             Company and Lyonnaise des Eaux-Dumez.

   10.14     Software  Development Agreement dated October  30,
             1990  between the Company and Lyonnaise des  Eaux-
             Dumez.

   10.15 License Agreement dated November 27, 1990 between the Company and Atari Corporation.

   10.16     License  Agreement  for  Product  Development  and
             Marketing dated March 18, 1991 between the Company and Dassault Electronique.

   10.17 Agreement of Purchase and Sale dated August 16, 1991 between the Company and Diversified Research Partners filed as Item 5 of the Company's report on Form 8-K dated August 21, 1991 is hereby incorporated herein by reference.

   10.18 License Agreement dated October 15, 1993, between the Company and Intel Corporation filed as an Exhibit to the Company's 1994 Annual Report on Form 10-K is hereby incorporated by reference.

   10.19 Exclusive Marketing Agreement dated April 7, 1994, between the Company and Intel Corporation filed as an Exhibit to the Company's Current Report on Form 8-K dated April 7, 1994, is hereby incorporated by reference.

   10.20 Securities Purchase Agreement dated August 1, 1994, between the Company and Wand/Nestor Investments L.P. ("Wand") filed as Item 5 of the Company's report on Form 8-K dated August 8, 1994, is hereby incorporated herein by reference.

   10.21 Standby Financing and Purchase Agreement dated as of March 16, 1995 between the Company and Wand, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 16, 1995, is hereby incorporated by reference.

   10.22 First Amended and Restated Standby Financing and Purchase Agreement dated June 30, 1995 between the Company and Wand, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 7, 1995, is hereby incorporated by reference.

   10.23 Amendment Agreement dated December 20, 1994 between the Company and Sligos, S.A., filed as an Exhibit to the Company's Registration Statement on Form S-2, Commission File No. 33-93548, is hereby incorporated herein by reference.

   10.24 Technology Development Subcontract dated December 20, 1994, between the Company and Alta Technology Corporation, filed as an Exhibit to the Company's Registration Statement on Form S-2, Commission File No. 33-93548, is hereby incorporated herein by reference.

   10.25 Agreements between the Company and Europay International S.A. ("Europay") consisting of: (i) Fraud Study Agreement dated August 3, 1993, together with appendices and exhibits thereto;
             (ii) Confidentiality Agreement dated August 3, 1993; (iii) Nestor Fraud Detection System User License dated September 21, 1994; (iv) Source Code Addendum to Nestor Fraud Detection System User License, dated September 22, 1994; and (v) Memorandum of Understanding dated May 5, 1995, filed as an Exhibit to the Company's Registration Statement on Form S-2, Commission File No. 33-93548, is hereby incorporated herein by reference.

   10.26 Lease of executive offices of the Company, together with the most recent rider thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2, Commission File No. 33-93548, is hereby incorporated herein by reference.

   10.27 Non-Exclusive License Agreement between the Company and International Business Machines Corporation, filed as an Exhibit to the Company's Current Report on Form 8-K dated January 30, 1996, is hereby incorporated by reference.

   10.28 Securities Purchase and Exchange Agreement between the Company and Wand/Nestor Investments L.P., filed as an Exhibit to the Company's Current Report on Form 8-K dated January 30, 1996, is hereby incorporated by reference.

   10.29 Securities Purchase Agreement between the Company and Wand/Nestor Investments L.P., filed as an Exhibit to the Company's Current Report on Form 8-K dated March 7, 1996, is hereby incorporated by reference.

   10.30 Asset Purchase Agreement and License Agreement between the Company and National Computer Systems, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated June 11, 1996, is hereby incorporated by reference.

   22 Subsidiaries of the Company, filed as an Exhibit to the 1987 Form 10-K, is hereby incorporated herein by reference.