Form 10-Q
period 1996-09-30
NESTOR INC
filed 1996-11-14
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended September 30, 1996


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

                Yes  X              No _________




    Common stock, par value .01 per share: 8,669,841 shares outstanding as of September 30, 1996


                          NESTOR, INC.

                  FORM 10Q - September 30, 1996

                              INDEX



PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Statements of Operations (Unaudited)
        Three Months Ended September 30, 1996 and 1995

        Consolidated Balance Sheets (Unaudited)
        September 30, 1996 and June 30, 1996

        Consolidated Statements of Cash Flows (Unaudited)
        Three Months Ended September 30, 1996 and 1995

        Notes to Consolidated Financial Statements


Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations



PART 2  OTHER INFORMATION





                        Nestor, Inc.
           Consolidated Statements of Operations

                                      For the Three Months
                                       Ended September 30,
                                   1996                 1995
Revenues:
 Engineering services         $    635,178      $       433,185
 Software licensing                183,783              470,852
 Tangible product sales             32,906              108,464

    Total revenues                 851,867            1,012,501

Operating Expenses:
 Engineering services              602,735              329,345
 Research and development          109,926              306,418
 Selling and marketing             215,883              506,457
 General and administrative        154,268              203,381
 Related party consulting
   and legal fee                    55,956               43,200

    Total operating expenses     1,138,768            1,388,801

Loss from operations              (286,901)            (376,300)

Other income (expense) - net        15,170              (49,209)

Loss for the period before
 income taxes                    (271,731)              (425,509)

Income taxes                           ---                   ---

Net Loss for the Period       $  (271,731)      $       (425,509)

Loss Per Share                $      (0.03)     $          (0.06)

Weighted Average Number of
 Shares Outstanding              8,534,326              7,666,384


The notes to the financial statements are an integral part of this statement.


                        Nestor, Inc.
                Consolidated Balance Sheets

           Assets             Sept. 30, 1996  June 30, 1996
Current assets:
 Cash and cash equivalents    $  1,362,905    $ 2,013,317
 Accounts receivable, net
   of allowance for doubtful
   accounts                        381,800        594,310
 Unbilled contract revenue         736,555        282,936
 Other current assets              276,021        230,738
    Total current assets         2,757,281      3,121,301

Property and equipment at
 cost - net of depreciation        230,249        219,787

Other assets                        10,783         10,783

Total Assets                  $  2,998,313    $ 3,351,871

Liabilities and Stockholders'Deficit
Current Liabilities:
 Accounts payable and
   accrued expenses           $    578,700    $   768,411
 Due to Sligos, S.A.               275,000        275,000
 Deferred income                    44,973         86,104
 Other current liabilities           7,500          8,125
   Total current liabilities       906,173      1,137,640

Noncurrent liabilities
 Long term obligations under
   capital leases                    6,922          9,455
    Total liabilities              913,095      1,147,095

Long term portion of deferred
 income                            430,896        430,899

Redeemable preferred stock
 (see footnote)                  5,302,352      5,207,538

Stockholders' deficit:
 Preferred stock, $1.00 par
   value, authorized
   10,000,000 shares; issued
   and outstanding:
   Series A - 452,064 shares
   at September 30, 1996 and
   June 30, 1996 (liquida-
   tion value $904,128 -
   $2.00 per share)                452,064        452,064
   Series B- 1,840,000
   shares at September 30,
   1996 (liquidation value
   $1,840,000 - $1.00 per
   share) and 2,075,000
   shares at June 30, 1996,
   (liquidation value
   $2,075,000 - $1.00 per
   share)                        1,840,000      2,075,000
   Series D - 184,671 shares
   at September 30, 1996 and
   (liquidation value
   $281,882 - $1.50 per
   share plus accrued divi-
   dends) and 184,671 shares
   at June 30, 1996 (liqui-
   dation value $277,007 -
   $1.50 per share plus
   accrued dividends)              281,882        277,007
   Series C, E, F, G and H
   redeemable preferred
   stock (shown above) 4,846
   shares at Sept. 30, 1996
   and June 30, 1996
   (liquidation value $1,000
   per share plus accrued
   dividends)                          ---            ---
 Common stock, $.01 par
   value authorized
   30,000,000 shares issued
   and outstanding:
   8,669,841 shares at
   September 30, 1996 and
   8,280,941 shares at
   June 30, 1996                    86,698         82,809
Warrants and options               375,000        375,000
Additional paid-in capital      11,785,385     11,501,790
Retained (deficit)            (18,469,059)    (18,197,331)
   Total stockholders'
   deficit                     (3,648,030)     (3,433,661)

Total Liabilities and
 Stockholders' Deficit        $  2,998,313    $ 3,351,871


The notes to the financial statements are an integral part of this statement.


                        Nestor, Inc.
           Consolidated Statements of Cash Flows

                                       Three Months
                                   Ended September 30,
                                   1996            1995
Cash flows from operating
 activities:
 Net (loss)                   $  (271,731)    $  (425,509)
   Adjustments to reconcile
    net (loss) to net cash
    provided by operating
    activities:
     Depreciation and
      amortization                  25,206         26,183
     Changes in assets and
      liabilities:
      Decrease in accounts
        receivable                 212,510        140,113
      (Increase) in unbilled
        contract revenue         (453,619)       (196,331)
      (Increase) in other
        current assets            (45,283)        (15,170)
      Increase (decrease) in
        accounts payable and
        accrued expenses         (189,298)         50,903
      Increase (decrease) in
        deferred income           (41,134)         69,984

      Net cash (used) by
        operating activities     (763,349)       (349,827)

Cash flows from investing
 activities:
 Purchase of property and
   equipment                      (35,667)        (13,698)
      Net cash (used) by
        investing activities      (35,667)        (13,698)

Cash flows from financing
 activities:
 Repayment of obligations
   under capital leases            (3,571)           (942)
 Proceeds from note payable            ---        300,000
 Rights offering expense               ---       (112,101)
 Proceeds from issuance of
   common stock                    152,175            ---
      Net cash provided by
        financing activities       148,604        186,957

Net change in cash and cash
 equivalents                     (650,412)       (176,568)

Cash and cash equivalents -
 beginning of period             2,013,317        452,588

Cash and cash equivalents -
 end of period                $  1,362,905    $   276,020

Supplemental cash flows
 information:
 Interest paid                $      2,792    $     3,694

 Income taxes paid            $        ---    $       ---


The notes to the financial statements are an integral part of this statement.





           Notes to Consolidated Financial Statements


Note 1 -  Financial statements:

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three months ended September 30, 1996 and 1995; (b) the consolidated statements of cash flows for the three months ended
          September 30, 1996 and 1995; and(c) consolidated financial position at September 30, 1996 have been made.

Note 2 -  Research and development expenses:

          Research and development expenses charged to operating expenses have been reclassified in these financial statements from Cost of Revenue and are presented in a separate caption on the Statement of Income.

Note 3 -  Stock-based compensation:

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation. FAS 123 was adopted by the Company as required for its fiscal 1997 financial statements and is not expected to have a material effect on the Company's financial position or results of operations. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the Intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Note 4 -  Redeemable convertible preferred stock:

          The Company is required to redeem all of the following series of convertible preferred stock on or before August 1, 2004. Accordingly, this preferred stock subject to mandatory redemption has been presented separately outside of permanent stockholders' equity in the accompanying financial statements.

                                            9/30/96     6/30/96
Series E, par value $1.00 per share,      $1,604,975   $1,577,213
1,444 shares outstanding at September
30, 1996 and June 30, 1996.  $160,975
and $133,213 of accumulated dividends
at September 30, 1996 and June 30, 1996, respectively.

Series F, par value $1.00 per share, 599     635,898      621,802
shares outstanding at September 30, 1996
and June 30, 1996.  $36,898 and $22,802
of accumulated dividends at September 30, 1996 and June 30, 1996 respectively.

Series G, par value $1.00 per share, 777     809,623      795,619
shares outstanding at September 30, 1996
and June 30, 1996.  $32,623 and $18,619
of accumulated dividends at September 30, 1996 and June 30, 1996, respectively.

Series H, par value $1.00 per share        2,251,856    2,212,904
2,026 shares outstanding at September 30, 1996 and June 30, 1996. $225,856 and
$186,904 of accumulated dividends at
September 30, 1996 and June 30, 1996,
respectively.

TOTAL:                                    $5,302,352   $5,207,538





ITEM 2:   Management's discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $1,363,000 at September 30, 1996, as compared with $2,013,000 at
June 30, 1996, and $515,000 at March 31, 1996.  At September 30,
1996, the Company had working capital of $1,851,000 as compared with $1,983,000 at June 30, 1996.

The Company had a negative net worth of $3,648,000 at September
30, 1996, as compared with negative net worth of $3,433,000 at June 30, 1996.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as at September 30, 1996, to meet the company's anticipated cash requirements through the end of its fiscal year ending June 30, 1997. If the Company does not realize revenues sufficient to maintain its operation at the current level, management of the Company would curtail certain of the Company's operations until additional funds become available through investment or revenues.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $475,000 at September 30, 1996, as compared with $517,000 at June 30, 1996.

Future commitments

During the quarter ended September 30, 1996, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $36,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has no material commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator Chips. The Company placed a purchase order in the amount of $195,000 with Intel Corporation in June 1996, and expects to take delivery of this order during the third quarter of the fiscal year that began on July 1, 1996.

Results of Operations

On June 11, 1996, the Company entered into an exclusive Licensing Agreement with National Computer Systems, Inc. (NCS) transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. Under the License Agreement the Company received an initial license fee, which was recognized as revenue in the fiscal year ended June 1996, and will receive royalties on sales of the products by NCS. Minimum annual royalties range from $160,000 in 1997 to $350,000 in 2001 and beyond. Largely as a result of the transfer of ICR operations to NCS, for the quarter ended September 30, 1996, the Company realized a 16% decrease in revenues compared to the prior year and an 18% decrease in operating expenses, resulting in a 24% decrease in the operating loss for the quarter. ICR revenues in the quarter ended September 30, 1995, accounted for 44% of total revenues while related expenses accounted for 43% of total operating expenses.



Revenues

The following table compares revenues for the quarter ended
September 30, 1996 with revenues for the comparable fiscal quarter of the preceding year, including and excluding revenues from ICR operations transferred to NCS:

                                       Total
  Total        Total     Year-to-    Revenues     Year-to-
 Revenues    Revenues      year         Q/E         year
   Q/E          Q/E       Change      9/30/95      Change
 9/30/96      9/30/95                Excluding
                                        ICR

 $851,000   $1,012,000     -16%      $570,000       +49%



The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the quarter ended September 30, 1996, revenues decreased by $161,000 to $851,000 from $1,012,000 in the quarter ended September 30, 1995. Revenues in the year-earlier period included $442,000 of revenues associated with the ICR products that were licensed to NCS in June 1996.


Engineering Services

During the quarter ended September 30, 1996, revenues from engineering contracts increased $202,000 to $635,000 from $433,000 in the corresponding quarter of the prior fiscal year. Prior year revenues included $47,000 of engineering revenues relating to the ICR products.

Revenues relating to customer-funded modifications of Nestor's
Fraud Detection System totaled $451,000, an increase of $95,000 over year-earlier revenues of $356,000.

The Company's contracts with the Defense Advanced Research Projects Agency (DARPA) require engineering services rendered by the Company to develop a generic commercial application of the Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with DARPA. The first contract, which was signed in April 1990, is in the amount of $1,630,000; as of September 30, 1996, approximately $1,623,000 had been earned. The second contract, signed August 26, 1993, is in the amount of $776,000; as of September 30, 1996, approximately $773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract, valued at approximately $597,000, is expected to be completed by the end of 1996. The terms of the DARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the quarter ended September 30, 1996, the Company recognized revenues totaling $184,000 under its government contracts. In the year-earlier period such revenues totaled
$7,000.

Software Licensing

Product-licensing revenues totaled $184,000 in the quarter ended September 30, 1996, as compared with $471,000 in the same quarter of the prior year. The decrease in software licensing revenues reflects, primarily, the absence of ICR licensing revenues: such revenues totaled $375,000, or 80%, of total software licensing revenues in the quarter ended September 30, 1995.

Subsequent to the signing of the Licensing Agreement with NCS in June 1996, the Company will not receive ICR licensing fees but expects to receive royalties from NCS on future sales of ICR products by NCS. The minimum annual royalty for 1997 is $160,000. (See Operating Expenses, below, for a discussion of the effect on the Company's expenses of this licensing arrangement.)

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $33,000 in the quarter ended September 30, 1996, as compared with $108,000 in the corresponding quarter of the prior fiscal year. The Company is currently developing its TrafficVision(TM) product, which will incorporate the Ni1000 Recognition Accelerator Chip (see Investment in Product Development and Marketing, below).

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,138,000 in the quarter ended September 30, 1996, as compared with $1,487,000 in the preceding quarter and $1,388,000 in the corresponding quarter of the prior fiscal year.

Included in expenses for the quarter ended September 1995 are approximately $591,000 of expenses attributable to the ICR products, which were licensed to NCS in June 1996. Most of the expenses associated with the ICR products are no longer incurred by the Company as NCS hired most of the staff assigned to development, sales, and support of the ICR products.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended September 30, 1996, the Company paid $628,000 for wages and consulting fees, a decrease of $177,000 from total wages and consulting fees of $805,000 paid in the corresponding quarter of the prior fiscal year. The decrease in labor costs reflects the decline in staffing primarily attributable to the transfer of the ICR products group to NCS: full-time employees totaled 34 at September 30, 1996, as compared with 49 at September 30, 1995.

Engineering Services

Costs related to engineering services totaled $602,000 in the quarter ended September 30, 1996, as compared to $329,000 in the corresponding quarter of the prior fiscal year. As a percentage of revenues, these costs increased from 76% last year to 95% this year reflecting the growth in engineering revenues from the Company's government contracts, where the Company's margins are not as strong as they are for financial-services projects.

Research and Development

Research and development expenses totaled $110,000 in the quarter ended September 30, 1996, as compared with $306,000 in the year-earlier period. The decrease in such costs was due primarily to the transfer of the ICR products to NCS: research and development costs relating to the ICR products totaled $221,000 in the quarter ended September 1995, while there were no such costs in the quarter ended September 1996.

Selling and Marketing

The largest decrease in expenses was in selling and marketing. In the quarter ended September 30, 1996, selling and marketing expenses decreased $290,000 to $216,000 from $506,000 in the corresponding quarter of the prior fiscal year. The decrease in selling costs reflects the net of the absence of selling and marketing costs associated with the ICR products in this year's first quarter and an increase in selling costs associated with the Prism and TrafficVision products. ICR selling costs in last year's first quarter totaled $347,000.

General and Administrative

General and administrative expenses totaled $154,000 in the quarter ended September 30, 1996, as compared with $203,000 in the corresponding quarter of the prior fiscal year. The decrease in costs from 1995 to 1996 is the net of numerous account decreases and increases, with no single expense changing materially.

Investment in Product Development and Marketing

Revenues relating to the Company's PRISM and Fraud Detection System exceeded expenses by $87,000 in the quarter ended September 30, 1996. The Company has installed its products at Mellon Bank, GE Consumer Credit Financial Services, Banc One, Europay International (an association of 700 banks in Europe), and with a European financial-services company. In September 1996, the Company signed a license agreement with Applied Communications, Inc. (ACI) enabling ACI to integrate Nestor's products with certain products of ACI. ACI provides authorization and transaction-processing software to nearly 500 financial institutions worldwide.

The largest investment made by the Company was in its Intelligent Sensors Division, which is responsible for the development and marketing of the TrafficVision products, an outgrowth of work under the JPL contract. The Company expects to make required deliveries to JPL in the quarter ending December 1996 and expects commercial products will be available early in 1997. For the quarter ended September 30, 1996, expenses of this group exceeded revenues by $154,000.

The Company began development in July 1996 of products for use in internet and intranet environments. Costs associated with this effort totaled $73,000 in the quarter ended September 30, 1996.

Net Income Per Share

During the quarter ended September 30, 1996, the Company experienced a loss of $271,000 or $.03 per share, as compared with a loss of $425,000 or $.06 per share for the quarter ended September 30, 1995. In the quarter ended June 30, 1996, the Company realized a gain of $1,069,000 or $.14 per share, when Nestor realized a license fee of $1,400,000 under the License Agreement with NCS.

During the quarter ended September 30, 1996, there were outstanding a weighted average of 8,534,326 shares of Common
Stock as compared with 7,666,384 during the corresponding quarter of the previous year.




                          Nestor, Inc.

                 Form 10-Q -- September 30, 1996


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

                                     NESTOR, INC.
                                     (REGISTRANT)


DATE:  November 14, 1996             By: /s/Nigel P. Hebborn
                                     Chief Financial Officer