Form 10-KT
period 1996-12-31
NESTOR INC
filed 1997-04-03
CIK 720851

48
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K

     [ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended     December 31, 1996

     [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from
               July 1, 1996    to   December 31, 1996

                 Commission file Number 0-12965

                          NESTOR, INC.
     (Exact name of registrant as specified in its charter)

      DELAWARE                               13-3163744
(State of incorporation)                     (I.R.S. Employer
                                             Identification No.)

      One Richmond Square, Providence, Rhode Island    02906
         (Address of principal executive offices)(Zip Code)

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

                     Yes        X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.              X



                         Exhibit Index is on Page _________


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on March 21, 1997 was $11,229,203. The number of shares outstanding of the Registrant's Common Stock at March 21, 1997 was 8,915,741.

DOCUMENTS INCORPORATED BY REFERENCE.

Information to be included in registrant's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of registrant's fiscal year is incorporated by reference in Part III of the Form 10-K. Forms 8-K dated September 19, 1996 and December 10, 1996 are incorporated by reference.





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

On December 10, 1996, the Company changed its fiscal year-end from June 30 to December 31 to better reflect the underlying nature and timing of the Company's product lines. The change in fiscal year-end was effective for the six months ended December 31, 1996 ("transition period").

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


Nestor Products

Nestor offers complete application-software solutions that include adaptive decision models, implementation, education, training, consulting and engineering support services. Current Nestor software products detect credit/debit card fraud (PRISMT), provide remote traffic management of freeways and intersections (TrafficVisionT), provide responsive on-line information to internet Web site visitors (InterSite) and provide much greater efficiencies in document processing and fax distribution environments (OmniTools & N'Route, which were exclusively licensed to NCS in June 1996). Nestor's software solutions are designed for client-server implementation and flexible integration with customers' existing computing infrastructures. Installation time periods for the Company's software solutions depend upon the particular product involved, and can take as little as three days or as long as six months. The Company believes that PRISM customer payback periods for license, installation, and first year user fees are typically less than one year.

The Company designs and develops specialized software products utilizing its proprietary software and information-management knowledge, and, to a lesser degree, designs hardware components that will enhance the performance of its software products. The Company's products comprise the following categories: Fraud
Detection and Risk Assessment Systems - are designed to effectively detect and control fraudulent transactions for financial institutions that issue credit, debit, or other financial use cards. The Company is evaluating the expansion of these product technologies into additional applications such as health-care payments, long-distance telephone fraud, mobile-phone service theft, and database marketing. Traffic Management Systems - are a combination of internally developed software and internally and externally developed hardware components that perform as a traffic management system for open road and intersection applications. The products enable dual use of video networks to support both traffic/roadway. Internet Web Server0 Systems - are designed to synthesize information from multiple data sources within an organization and provide content to present to Web site visitors based on the current state of the visitor's information. Intersite's purpose is to provide scores of site visitors which are useful in predicting the purchasing behavior of visitors. Intelligent Character Recognition Systems
- include packages of software applications such as OmniTools, NestorReader, and N'Route which increase productivity in document processing and fax distribution environments.

Fraud Detection and Risk-Assessment Systems

Custom software packages developed by the Company are the Proactive Risk Management (PRISMT) and the Nestor Fraud Detection
(FDST) systems, which have been licensed to six financial-services clients as of December 31, 1996. These systems can detect bank-card or credit-card fraud, and can be readily updated by clients to adapt to changing patterns of fraudulent transactions. By monitoring each cardholder's historical and current transactions, PRISM is capable of detecting unusual patterns of card use and of rapidly detecting a significant proportion of fraudulent transactions with an extremely low error rate. Customers have reported a reduction of more than 50% in their credit-card fraud loss experience within 30 days of installation.

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

PRISM is currently being marketed to financial institutions expanding the company's presence into the retail credit card market and international markets.

The following are the primary attributes of the Fraud Detection and Proactive Risk Management Systems:

Flexible neural-network decision engine. The Company's software implements a powerful, patented neural-network technology for adaptive fraud detection that is accurate, fast, field-trainable and operates in real-time. The neural-network and rule-bases are provided through software that allows the Company's products to be customized to fit the customers needs and profiles without extensive custom programming. Unlike other rule-based systems, the Company's products learn from the experience of the specific customer accounts instead of applying "industry" experience to the customer's environment. The Company's software can be rapidly trained to look for customer-specific fraud potential by requiring as few as three training passes through a customer's data. The system automatically adapts itself for problem complexity and maximizes the detection of actual fraud while minimizing false positive indications.

Automatic and ongoing learning ability. The Company's software is trained to detect fraudulent patterns based upon the customer's own historical data. Subsequent to installation, the software continues to update its records for current patterns and automatically modifies its predictive model to respond to fraud pattern changes in the customer's user base and environment. Other competitive systems may require extensive updating of the software to reflect current industry or customer experience. The Company's software allows the client to operate with the most current and customer-specific database possible, with simple updates entirely under client control.

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

Expand current distribution network. The Company plans to expand its worldwide direct sales, distribution and service forces. The Company intends to continue developing domestic markets while augmenting its international growth. Nestor has executed a nonexclusive PRISM reseller agreement with CSK Corporation in Japan during 1996 (See "Licensing, Joint Venture and Development Agreements"), and is negotiating marketing agreements in Europe and South America. The Company also intends to increase direct sales efforts in North America through expansion of direct sales staff and through marketing and service agreements with established providers of products and services to its target markets. On September 19, 1996, the Company signed a non-
exclusive  license  agreement with Applied  Communications,  Inc.
(ACI), a subsidiary of Transaction Systems Architects, Inc., under which ACI agreed to distribute PRISM throughout the world. (See "Licensing, Joint Venture and Development Agreements".)

Earn recurring revenues through on-going fees based upon product usage. The Company's products provide immediate and ongoing savings to the client through a reduction in the occurrence of undetected fraud losses. The Company has priced its product to include upfront fees for licensing and installation, thereby providing an attractive payback of the customer's initial investment as discussed above, and including an ongoing usage fee based upon the number of customer transactions or accounts being reviewed by the software. This ongoing revenue stream is expected to grow as new customers install the product. Future growth may also result from the customer's internal growth in the number of transactions or accounts being reviewed by the software.

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

TrafficVision  is  designed to incorporate the  Company's  Ni1000
Recognition Accelerator hardware chip (See "Ni1000 Chip" below).

Development of a working prototype model commenced on September 1, 1995, in conjunction with a funding agreement with California Institute of Technology Jet Propulsion Laboratory (see "Licensing, Joint Venture, and Development Agreements"). The project was completed in December 1996 and phase II field testing is expected to be ordered and completed in fiscal 1997.

The following are the primary attributes of the Company's Traffic
Management Systems:

Accurate, real-time interpretation of traffic video images. The Company has leveraged its patented neural-network decision engine discussed above in Fraud Detection to the application of real-time processing and learning in the context of video image interpretation for traffic management and control. Prior industry attempts to provide video-based detection of traffic have not proven effective due to the difficulty of designing robust detection algorithms under a variety of illumination, visibility and traffic conditions, as well as the need to implement such algorithms on cost-effective computing platforms that provide real-time operation. The Company's neural-network technology, combined with its Ni1000 chip, discussed below, is able to interpret video images accurately and respond in a real-time environment.

Rapid deployment and increased services for customers. The Company's software solutions are designed for rapid deployment and to provide additional information to customers beyond that delivered by current loop systems. TrafficVision is designed to be installed entirely above ground and to tie into existing customer hardware where appropriate. Maintenance becomes more efficient than with underground loop systems. TrafficVision systems allow the customer to obtain the same information and accuracy as is available through loop technology (e.g. vehicle count and detection for signal control), and additional benefits such as remote real-time video monitoring for traffic flow, vehicle tracking or incidence response.

Leverages customer investment in video infrastructure. State traffic departments are deploying roadside video cameras to provide images of road and traffic conditions to better manage traffic flows and incident response. Nestor's Traffic Monitoring Systems are designed to support "dual use" of pan-tilt-zoom equipped cameras for surveillance and traffic detection and monitoring, thus leveraging the customer's investment in existing video equipment. Additionally, Nestor's solution supports simultaneous video and data communication over a single video communication network, thus further leveraging the customer's video infrastructure investment.

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

Continued development work in neural-network hardware was centered on the development of a PC-compatible circuit-board incorporating multiple Ni1000 Recognition Accelerators, and associated development-environment software. Development of the circuit board and software were funded, in part, by a contract dated August 26, 1993, between the Company and Office of Naval Research and administered by the Advanced Projects Research Agency of the Department of Defense ("ARPA"). In connection with such development work, the Company entered into a Technology Development Subcontract with Alta Technology Corporation on December 20, 1994 (see "Licensing, Joint Venture and Development Agreements", below).

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

Internet Web Server Systems

During 1996, the Company began development of an internet product incorporating the neural-network technology called Nestor InterSite. Nestor InterSite is server-side software that enables the Web host to understand individual on-line customers and dynamically present personalized content.

To date, the Internet has largely been used as a medium for the broadcast of static information. Its potential for truly interactive dialogs has not been realized. However, the Internet, or more specifically the World Wide Web, is undergoing a revolution. New technologies are being introduced which will cause Internet web sites to become dynamic and personalized.

The growth of commerce on the Internet is just beginning. However, the Company believes several industries are poised to rapidly expand their sales through this channel. Most prominent among these is the financial services industry, which is expected to rapidly adopt the internet as a viable business medium.

Nestor InterSite will allow vendors to learn about their web visitor community, permitting the web host to tailor its products and services accordingly. Vendors should retain more customers, sell more products to those customers and identify customers who are interested in premium products and services.



The following are the primary attributes of Nestor InterSite:

Neural Network Scoring Models: Nestor InterSite employs multiple models by which to score visitors, producing scores in several basic categories:
  Attitudinal: analyze visitors into psychographic categories according to their answers to information source preferences and produce a probability of affiliation with one attitudinal segment.
  Conceptual: analysis of full-text within visited Web pages, call center logs, and chat and news groups enables the extraction of semantic interests. Nestor InterSite produces the top 10 conceptual categories for each visitor.
  Sales Receptivity: models the correlation between source data and purchasing behavior. The purchasing behavior which is scored includes the probability of interest in an up-sell, a cross-sell, or a promotion.

Data Acquisition: Nestor InterSite stores a visitor profile for all registered visitors. The system collects data from all available sources which are relevant for scoring customer interests. Supported data sources include legacy databases, call center logs, Web page forms, and Web site text. Nestor InterSite combines data from these sources into a set of SQL tables which are stored locally on the Nestor InterSite server.

Control Center: Site visitors' scores are matched to available content through a powerful user interface. The Control Center enables the analysis of the visitor community according to model measures along with the assignment of content based on scores.

Nestor's Internet Web Server System Strategy

The Company's objective is to deliver high quality products and services coupling proprietary neural-network technology with industry-standard Unix and Microsoft platforms. The financial services industry will be the first industry the Company targets. The Company's strategy for achieving its objective includes the following key elements:

Complete initial installations. The Company will concentrate on completing and installing beta versions of InterSite by mid 1997.
These installations will become the references for full product-rollout in late 1997.

Develop sales channels. Nestor InterSite will be sold as a complete backoffice solution to automate marketing communications through the Web. A sale will include integration with legacy systems, development of custom models, training of webmasters and business managers and annual maintenance. This type of product dictates a consultative sales strategy. The Company's initial approach will be through direct sales. These efforts will be augmented by teaming with partners who can complement the productivity improvements provided by Nestor InterSite. Internationally, Nestor will initially employ direct sales efforts, leveraging off of the Company's international success with the Prism product.

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

NestorReader(TM)

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

OmniTools(TM)

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

Sales, Marketing and Methods of Distribution

The Company sells and markets its software and services in North America through a direct sales organization and through third-party licensing agreements. Outside of North America, the Company negotiates marketing agreements with various industry service providers.

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

The Company's FDS and PRISM products are licensed directly by the Company to financial institutions. The TrafficVision products will be marketed directly to governmental traffic management departments or their chosen integrators. The Ni1000 Recognition Accelerator and the Ni1000 Development System are marketed directly by the Company to developers of high-speed applications, and are used in internally developed products. The Company's Intelligent Character Recognition products are marketed exclusively by NCS. The Company obtains product inquiries from product mailings, attendance at trade shows, media advertising, trade-press coverage and its internet site.

In financial services, the Company has in the past created custom
applications  including  risk  assessment  for  bank-card   fraud
detection, mortgage origination and insurance, consumer credit and securities trading. Nestor's FDS and PRISM products are an outgrowth of such development projects. In the United States and Canada the Company markets FDS and PRISM directly. The Company has worldwide licenses with Total Systems, Inc. (Total) to provide its PRISM product to customers for which Total provides card processing services, and ACI who packages PRISM with its
BASE24  and  TRANS24  products for  worldwide  distribution.   In
Japan,  custom  financial applications are marketed  through  its
licensee,  CSK  Corporation.   FDS  and  Prism  are  licensed  to
applications developers in Europe and Japan under a standard, non-transferable, non-exclusive software license limited to a single computer. Developers of applications may not make, use or sell multiple copies of such applications without entering into
additional  licensing arrangements with the Company.   Management
of the Company believes that the success of the PRISM and FDS products will create a valuable franchise in each institution, leading to extensions of the Company's technology to other risk-assessment applications.

During the transition period, the Jet Propulsion Laboratory, GE Consumer Credit Financial Services, BankOne, Mellon Bank and Customer Services, Inc. accounted for 19%, 18%, 15%, 13% and 11%, of the Company's revenues respectively. In fiscal 1996, National Computer Systems and Europay International accounted for 30% and 13% of the Company's revenues, respectively. In fiscal 1995, Europay International accounted for 16% of the Company's revenues. The loss of any of these customers for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is not required to maintain significant inventories in order to deliver its products. The Company does not generally grant payment terms to customers in excess of 90 days. At December 31, 1996, the Company had a backlog of approximately $209,000 in undelivered development and installation contracts and approximately $582,000 in prepaid royalties. As of June 30, 1996, the Company had a backlog of approximately $408,000 in undelivered development and installation contracts and $431,000 of prepaid royalties and fees. As of June 30, 1995, the Company had a backlog of approximately $101,000 in undelivered development and installation contracts and $439,000 of prepaid royalties and fees.

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

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents relating to improvements to the Company's basic technology (see "Patents"). The Company received one new patent in fiscal 1996 and has one application pending as of December 31, 1996. These improvements are incorporated into the Company's products.

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

The Company expended, in the six months ended December 31, 1996, and in the fiscal years ended June 30, 1996, 1995, and 1994 respectively, $294,000, $823,000, $2,093,000 and $1,160,000 in
support of the various aspects of Company-sponsored research and development.

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

The Company owns ten United States patents and twenty-three foreign patents issued in eleven countries. In addition, there is one application pending in the United States, and there are five applications pending in various foreign countries, as of December 31, 1996. The foreign patents and patent applications correspond to one or more of the United States patents.

In the field of web server systems, the Company faces competition from a number of sources, including commodity-software providers, traditional database vendors, and vertical solution providers. The first two groups include such companies as Microsoft, Netscape and Oracle. Companies providing vertical solutions include BroadVision, Inc. and Firefly, Inc. The market for internet-oriented products is intensely competitive with new competitors emerging frequently.

The Company believes that seven of its United States patents, and eleven corresponding foreign patents, are material to its business. These United States patents expire at various times from 1998 to 2008. The corresponding foreign patents expire at various times from 1995 to 2008. The following table lists the Company's material United States patents:




<CAPTION

                 Patent                                                               Year of
                 Number                                    Title               Date of Issue
                 Expiration
4,254,474        An Information Processing
                 System Using Threshold
                 Passive Modification                      March 3, 1981          1998

4,326,259        Self-organizing General
                 Pattern Class Separator and
                 Identifier                                April 20, 1982         1999

4,760,604        Parallel, Multi-unit,
                 Adaptive, Nonlinear Pattern
                 Class Separator and
                 Identifier                                July 26, 1988          2005

4,897,811        N-Dimensional Coulomb
                 Neural Network Which
                 Provides for Cumulative
                 Learning of Internal
                 Representations                           January 30, 1990       2007

4,958,375        Parallel, Multi-unit,
                 Adaptive Pattern
                 Classification System Using
                 Inter-unit Correlations And
                 An Intra-class Separator
                 Methodology                               September 18, 1991     2008

5,054,093        Parallel, Multi-unit,
                 Adaptive, Nonlinear Pattern
                 Class Separator and
                 Identifier                                October 1, 1991        2008

5,479,574        Method and Apparatus for
                 Adaptive Classification                   December 26, 1995      2012


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

In the field of traffic management systems, the Company's TrafficVision products (see "Recent Product Developments") face competition primarily from standard providers of existing loop system products. Other technologies exist from various sources that provide some of the basic traffic management functions provided by the loop system, such as Microwave, Ultrasonic, Infrared, and Acoustic. The Company believes that these technologies have limitations and do not provide the full range of options available through TrafficVision. Video-based systems are also available through other companies such as Econolite, Peek Traffic, Odetics, Traficon, Siemens, and Rockwell International. However, the Company believes that the platforms on which these video-based products operate do not provide the image processing capabilities possessed by TrafficVision and the Ni1000 Recognition Accelerator Chip.

In the field of high-speed processing, the Company's Ni1000 Recognition Accelerator product (see "Recent Product Developments", above) faces competition primarily from Adaptive Solutions, Inc., whose CNAPS board contains proprietary parallel-processing integrated circuits. The Company believes that the CNAPS board is a general-purpose parallel processor that is not optimized for pattern classification. The Company further believes that the CNAPS board and associated software have a list price that is approximately 50% higher than similar configurations of the Company's Ni1000 products, and that the Company's hardware products typically operate at speeds 10 to 50 times faster than the CNAPS product in pattern-classification applications.

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

Employees

As of December 31, 1996, the Company had 37 full-time employees, including 23 in product development, 7 in sales and marketing and 7 in finance and administration. Three of these employees have earned Ph.D. degrees. One of the Company's current directors (and a founder of Nestor Associates) received the Nobel Prize in Physics in 1972. All of these employees are located in the United States. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good.

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

Total Systems, Inc.

During the six month period ended December 31, 1996, the Company designed and installed a fraud detection system for Total Systems, Inc., a major provider of card processing services for financial institutions. Total Systems will provide PRISM fraud detection services to its customers along with the other transaction processing services. The Company will receive fees based upon the number of transactions that are scored by PRISM and expects revenues to commence in the second quarter of 1997.

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

IBM ZISC (TM)

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

California  Institute  of  Technology Jet  Propulsion  Laboratory
(JPL)

On September 1, 1995, the Company commenced a partially funded development agreement with JPL to design a Traffic Surveillance and Detection Technology capable of directly measuring desired traffic parameters simultaneously, combined with higher accuracy and at a lower cost than available with current technology. The Company is applying its expertise in rapid pattern recognition and neural network designs to the project. The prototype and initial program was completed in December 1996. The Company expects to receive a Phase II contract for field testing of the prototype in early 1997.

The  total   value of the contract is $597,000, all of which  had
been recognized as revenue by December 31, 1996.

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

CSK

On June 13, 1996, the Company executed a nonexclusive PRISM Reseller Agreement with CSK Corporation to market, install, maintain, train and support the PRISM product in Japan. The agreement is for a term of two years. As of December 31, 1996, CSK had received orders from three Japanese financial institutions for PRISM feasibility studies.

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

Pursuant to a Standby Financing and Purchase Agreement dated March 16, 1995, Wand loaned to the Company the sum of $1,200,000 evidenced by a promissory note (the "Note") which bears interest at the rate of 10% per annum payable in shares of Common Stock of the Company valued at $1.00 per share until September 15, 1995 when the Note matures. On June 30, 1995, the Company and Wand entered into a First Amended and Restated Standby Financing and Purchase Agreement, pursuant to which Wand made an additional loan to the Company bringing the principal amount of the Note to $1,700,000 and extended the term of the note to October 15, 1995. The Note is callable by the holder at any time up to the commencement of the rights offering in the event of a material adverse change in the condition or prospects of the Company. Wand has agreed to waive the Rights that it otherwise would have been entitled to receive in the rights offering to shareholders described below. Instead, upon the conclusion of the rights offering, Wand has agreed to cancel and surrender the Note to the Company and to apply the principal amount of the Note, and an additional $300,000 first to the purchase of up to a maximum of 220,000 Unregistered Units (in proportion to the Units purchased by other stockholders of the Company pursuant to this offering) and then to the purchase of additional shares of Series C Convertible Preferred Stock. The terms and conditions of such Series C Convertible Preferred Stock are the same as the 1,500 shares of Series C Convertible Preferred Stock previously owned by Wand. Concurrently with the purchase by Wand of such additional shares of Series C Convertible Preferred Stock, the Company reduced the exercise price of the Wand Warrants from $1.50 per share to $0.65 per share. The Company will record an expense as a result of the reduction in exercise price upon exercise of warrants. The expense will represent the difference between the market value of the Company's Common Stock being acquired and the aggregate reduced exercise price of the warrants on the date of exercise, but not more than the reduction in exercise price. The maximum such expense to be recorded will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the remaining life of the warrants.

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

Series E, F,G and H Convertible Preferred Stock

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

The holders of the Series F and G Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the  Company  legally  available for such  purpose  as  and  when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of nine percent (9%) compounded daily per annum of the stated par value per share ($1,000 on original issuance) of Series F and G Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any shares of Series F and G Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series D, F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series F and G Preferred Stock means a period beginning on the date of issuance of the Series F and G Preferred Stock and ending on September 30, 1997. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

The holders of the Series E and H Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the  Company  legally  available for such  purpose  as  and  when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of seven percent (7%) compounded daily per annum of the stated par value per share ($1,000 on original issuance) of Series E and H Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any shares of Series E and H Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series D, F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series E and H Preferred Stock means a period beginning on the date of issuance of the Series E and H Preferred Stock and ending on the earlier of (a) the first day of the calendar quarter in which the Company first pays cash dividends on its Common Stock or (b) June 30, 1998. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

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


ITEM 2.   Properties.

The Company leases offices and research and development facilities, consisting of approximately 10,000 square feet, located at One Richmond Square, Providence, Rhode Island 02906, for which the annual base rental is $141,742. The Company believes these facilities will be adequate to serve its needs in the foreseeable future.


ITEM 3.  Legal Proceedings.

There are no material pending legal proceedings as of the date of this filing.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of the period ended December 31, 1996.


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


                          Low Bid         High Ask

Period Ended December 31, 1996
     1st Quarter          1 11/16          3 1/4
     2nd Quarter           2 1/8             3

Year Ended June 30, 1996
     1st Quarter          1 1/4              1 11/16
     2nd  Quarter          9/16              1 3/8
     3rd  Quarter         23/32              2 3/16
     4th  Quarter         1 3/8              3 3/16

Year Ended June 30, 1995
     1st  Quarter             1              2-3/8
     2nd  Quarter           5/8              1-1/4
     3rd  Quarter           1/2              3-3/8
     4th  Quarter         1-1/4              2-1/2

As at March 21, 1997, the number of holders of record of the issued and outstanding common stock of the Company was 415.

The Company has not declared any cash dividends with respect to its common stock since its formation.


ITEM 6.          Selected Financial Data

<CAPTION
                  Six Months Ended
                    December 31,                         Years Ended June 30,
                        1996       1996            1995         1994         1993          1992

Operating
revenue         $    1,195,904 $  5,461,580  $  3,195,563  $  2,230,474   $  1,849,104  $ 2,219,425
Other income
 (expense)      $    26,280    $     39,950  $   (221,024) $   (282,418)  $    (27,459) $     3,137
Net income
 (loss)         $  (935,337)   $     12,690  $ (3,457,422) $ (1,758,584)  $ (1,613,565) $(1,814,856)
Earnings per share
   Weighted
   number of
   outstanding
   shares         8,689,031       7,847,510     7,411,502     6,840,407      6,801,929    6,788,006
  (Loss)
   per share    $      (.13)   $       (.03) $       (.48)  $      (.26)  $       (.22)  $     (.27)

SELECTED BALANCE SHEET DATA:
Total assets    $ 2,817,944    $  3,351,871  $  1,812,495   $  1,096,314  $    935,337  $ 1,793,782
Working
 capital        $  1,243,577$     1,983,661  $ (1,882,875)  $    220,243  $    131,827  $   535,126
Long-term
  Redeemable
   Preferred
   Stock        $ 5,398,908    $  5,207,538  $  1,600,328   $        ---  $        ---  $       ---
  Capital
   leases       $     9,455    $      9,455  $        ---   $      3,363  $      5,413  $       ---
   Deferred
   income       $   430,899    $    430,899  $    438,896   $    954,491  $    954,491  $   954,491

Prior period Selected Financial Data has been reclassified to conform to 1996 classifications.



ITEM 7:   Management's Discussion and Analysis

Liquidity and Capital Resources

Cash Position and Working Capital

The  Company had cash and short term investments of approximately
$774,000  at  December 31, 1996; $2,013,000  at  June  30,  1996;
$452,000  at  June 30, 1995; and $416,000 at June 30,  1994.   At
December 31, 1996, the Company had working capital of $1,244,000, as  compared  with $1,983,000 at June 30, 1996,  and  a  working-
capital  deficiency of $1,882,000 at June 30, 1995.  The decrease in  working  capital  from June 1996 to  December  1996  reflects primarily  the  loss for the period reduced by the proceeds  from the sale of common stock.

The  Company  had a negative net worth of $4,332,000 at  December
31, 1996, as compared with negative net worth of $3,433,000 at June 30, 1996, and negative net worth of $3,663,000 at June 30, 1995.

Management  believes  that the Company's revenues  will  generate sufficient liquidity, when combined with its liquid assets as  at
December  31,  1996,  to  meet  the  Company's  anticipated  cash requirements  through  the end of the year  ending  December  31,
1997.   If  the  Company does not realize revenues sufficient  to
maintain  its operation at the current level, management  of  the
Company  would curtail certain of the Company's operations  until additional funds become available through investment or revenues.

Deferred Income

Operations  of the Company have been partly funded by prepayments
under   engineering  contracts  and  licenses  of  the  Company's
technology.  Such prepayments are recognized as revenue under the percentage-of-completion method as engineering  is  completed  or
delivery  obligations  are  fulfilled.   The  Company  bases  its
estimate  of the percentage of completion on the amount of  labor applied  to  a  given project, compared with the estimated  total amount  of labor required.  The remainder of such prepaid revenue is  reflected on the Company's balance sheet as deferred  income, and  is  treated  as  a  liability.  Total  deferred  income  was
$769,000 at December 31, 1996, as compared with $517,000 at  June
30, 1996 and $516,000 at June 30, 1995.

Future Commitments

The  Company purchased additional computers and related equipment during  the  six months ended December 31, 1996, and  the  fiscal years ended June 30, 1996 and 1995, and valued its investments in computers and related equipment (net of depreciation) at $255,590 at  December  31, 1996.  The Company has no material  commitments for  capital  expenditures although management expects  that  the
Company   may  make  future  commitments  for  the  purchase   of
additional  computing and related equipment, for  development  of hardware,  for  consulting  and  for  promotional  and  marketing expenses.

The company has no material commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition
Accelerator chips. The Company placed a purchase order in the amount of $195,000 with Intel Corporation in June 1996, and expects to take delivery of this order during the second quarter of 1997.

Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.


Results of Operations

Analysis  of Six Months Ended December 31, 1996 Compared  to  Six
Months Ended December 31, 1995

On June 11, 1996, the Company entered into an exclusive Licensing
Agreement with National Computer Systems, Inc. (NCS) transferring
the   development,  production,  and  marketing  rights  of   the
Company's  Intelligent Character Recognition  (ICR)  products  to
NCS.   Largely  as a result of the transfer of ICR operations  to
NCS,  for  the  transition  period the  Company  realized  a  26%
decrease in revenues compared to the corresponding period of  the prior  fiscal year.  Expenses in the transition period  decreased
8%  and  the operating loss increased 62% when compared with  the corresponding period of the prior year.

The  Company  began in the quarter ended September  30,  1996,  a project  to  customize  its PRISM Fraud Detection  System  for  a
customer.   Because  the  terms of the agreement  have  not  been
finalized, the Company is accounting for the development costs in
accordance   with  SOP  81-1,  "Accounting  for  Performance   of
Construction-Type  and Certain Production-Type Contracts,"  which provides that costs be deferred until delivery is made under  the terms  of  an  enforceable agreement.  The Company  executed  its
agreement  on  March 28, 1997 and made required deliveries.   For
the  six  months  ended December 31, 1996, the  Company  deferred
$364,000 of costs associated with this project.


Revenues

The  following table compares revenues for the transition  period with  revenues  for the comparable period of the preceding  year, including  and excluding revenues from ICR operations transferred to NCS:
                                             Total
                                            Revenues
 Total             Total                   Six-Month
Revenues          Revenues                   Period
Six-Month        Six-Month                   Ended
Period             Period                Dec. 31, 1995
Ended              Ended                   Excluding
Dec. 31, 1996  Dec. 31, 1995   Change         ICR         Change

$1,196,000      $2,149,000     -44%       $1,195,000        0%


The  Company's  revenues arise from licensing  of  the  Company's products and technology, from the sale of tangible products,  and from  contract engineering services and are discussed  separately
below.   During the six months ended December 31, 1996,  revenues
decreased   $953,000  to  $1,196,000  from  $2,149,000   in   the
corresponding period of the prior fiscal year.  Revenues  in  the year-earlier period included $954,000 of revenues associated with the ICR products that were licensed to NCS in June 1996.

Software Licensing

Product-licensing revenues totaled $526,000 in the transition period, as compared with $902,000 in the year-earlier period.
The decrease in software licensing revenues reflects, primarily, the net of two effects: a decrease in ICR licensing revenues and an increase in licensing revenues relating to the Company's Prism
Fraud Detection product.

During the transition period royalties paid by NCS relating to its sales of ICR products amounted to $68,000, a decrease of $704,000 in ICR revenues the Company recognized in the six months ended December 31, 1995.

Revenues from the Company's Prism product totaled $396,000 in the transition period, as compared with $150,000 in the corresponding period of the prior fiscal year. The growth of such revenues reflects additional Prism licenses and increased license fees from existing licensees.

Engineering Services

During  the  six  months ended December 31, 1996,  revenues  from engineering contracts totaled $606,000 as compared to  $1,076,000 in  the  year-earlier period, including $182,000  of  engineering revenues  relating  to  the ICR products.  Excluding  engineering revenues  relating  to ICR products, revenues in  the  transition period  decreased $470,000 compared with the corresponding period of the prior fiscal year.

Revenues  relating to customer-funded modifications  of  Nestor's
Fraud Detection System totaled $380,000 in the transition period, as compared with $743,000 in the six months ended December 31, 1995.

The  Company's  contracts  with  the  Defense  Advanced  Research
Projects Agency (DARPA) require engineering services rendered  by the  Company to develop a generic commercial application  of  the
Company's  technology to high-speed pattern  recognition  through the creation of an integrated circuit, associated circuit boards,
and   supporting  development  software.   The  Company  has  two
contracts  with DARPA.  The first contract, which was  signed  in
April  1990,  is in the amount of $1,630,000; as of December  31,
1996,  approximately  $1,623,000 had  been  earned.   The  second
contract,  signed August 26, 1993, is in the amount of  $776,000;
as of September 30, 1996, approximately $773,000 had been earned.

On September 1, 1995, the Company signed an agreement with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection.
The contract, valued at approximately $597,000, was completed in December 1996. The terms of the DARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During  the  six  months  ended December 31,  1996,  the  Company
recognized   revenues  totaling  $226,000  under  its  government
contracts.   In  the  year-earlier period such  revenues  totaled
$97,000.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip and the
PCI4000 Recognition Accelerator Board, which are marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's
Ni1000 Development System totaled $64,000 in the transition period, as compared with $191,000 in the corresponding period of the prior fiscal year. The decrease in revenues is accounted for by a decrease in unit volume as the Company focuses on its TrafficVision product, which incorporates the Ni1000 Recognition
Accelerator  Chip  (see  Investment in  Product  Development  and
Marketing, below).

Operating Expenses

Total  operating  expenses - consisting of engineering,  research
and   development,   sales  and  marketing,   and   general   and
administrative  expenses  - amounted to  $2,115,000  in  the  six months  ended  December 31, 1996, as compared with $2,691,000  in the year-earlier period.

Included  in expenses for the six months ended December 31,  1995 are  approximately $1,068,000 of expenses attributable to the ICR products, which were licensed to NCS in June 1996.  Most  of  the expenses  associated with the ICR products are no longer incurred by  the  Company  as  NCS  hired most of the  staff  assigned  to development, sales, and support of the ICR products.

Offsetting  the decrease in expenses attributable to the  absence of  the  ICR products is the Company's increased spending on  its
Prism  Fraud Detection System, on its TrafficVision product,  and on  its  newest product, Nestor InterSite, which is designed  for use in internet and intranet environments.  During the transition period  the  Company increased its spending on  its  Prism  Fraud
Detection  System by approximately $23,000 as compared  with  the
year-earlier   period.    Spending  on  TrafficVision   increased
$358,000  from  last  year to this year, and  the  Company  spent
$167,000 on InterSite.

Engineering Services

Costs related to engineering services totaled $922,000 in the transition period, as compared to $805,000 in the corresponding period of the prior fiscal year. As a percentage of revenues, these costs increased from 75% last year to 152% this year reflecting additional costs incurred on projects that had been expected to conclude in the quarter ended September 30, 1996.

Research and Development

Research and development expenses totaled $294,000 in the six months ended December 31, 1996, as compared with $472,000 in the corresponding period of the prior fiscal year. The decrease in such costs was due, primarily, to the net of two effects:
research and development costs relating to the ICR products totaled $350,000 in the year-earlier period, while there were no such costs in the transition period; and the Company began development in July 1996 of its Nestor InterSite product and such development costs totaled $137,000.

Selling and Marketing

The  largest  decrease in expenses was in selling and  marketing.
In the transition period selling and marketing expenses decreased
$440,000 to $457,000 from $897,000 in the corresponding period of the  prior  fiscal year.  The decrease in selling costs  reflects the  net of the absence of selling and marketing costs associated with the ICR products in the transition period and an increase in
selling   costs  associated  with  the  Prism  and  TrafficVision
products.   ICR  selling costs in the six months  ended  December
1995 totaled $637,000.

General and Administrative

General  and  administrative expenses  totaled  $432,000  in  the transition  period, as compared with $493,000 in the year-earlier
period.   The  decrease  in costs from last  year  to  this  year
reflects  the  net of numerous account decreases  and  increases, with no single expense changing materially.

Expenditures on Product Development and Marketing

Revenues  relating  to the Company's Prism  and  Fraud  Detection
System  exceeded  expenses by $71,000 in  the  six  months  ended
December  31,  1996,  The Company has installed its  products  at
Mellon  Bank,  GE  Consumer Credit Financial  Services,  BankOne,
Europay  International (an association of 700 banks  in  Europe).
In  September  1996, the Company signed a license agreement  with
Applied Communications, Inc. (ACI) enabling ACI to integrate  and
market  Nestor's  products with certain  products  of  ACI.   ACI
provides  authorization  and transaction-processing  software  to nearly 500 financial institutions worldwide.

The largest investment made by the Company was in its Intelligent
Sensors Division, which is responsible for the development and marketing of the TrafficVision products, an outgrowth of work under the JPL contract. The Company expects commercial products will be available in the second quarter of 1997. For the six months ended December 31, 1996, expenses of this group exceeded revenues by $437,000.

The  Company began development in July 1996 of a product for  use in  internet applications.  Nestor InterSite enables customers to understand individual on-line customers as they visit  Web  sites
and   to  dynamically  present  personalized  content  to   those
visitors.  The Company expects beta products will be available in the second quarter of 1997.



Net Income Per Share

During  the transition period, the Company experienced a loss  of
$935,000,   as   compared  with  a  loss  of  $723,000   in   the
corresponding  period  of the prior fiscal  year.   For  the  six
months  ended  December 31, 1996, loss per  share  available  for common  stock was $0.13 per share, as compared with  a  loss  per share  of  $0.11 in the corresponding period of the prior  fiscal
year.   For  the six months ended December 31, 1996,  there  were
outstanding  a weighted average of 8,689,031 shares, as  compared with 7,719,371 in the year-earlier period.

Analysis of Years Ended June 30, 1996, 1995 and 1994

For its fiscal year ended June 30, 1996, the Company realized a 71% increase in revenues over the prior fiscal year while expenses decreased 15% from the prior year, resulting in a profit of $12,690 after taxes.

Included in Total Revenues for the fiscal year ended June 30, 1996 is an initial license fee of $1,400,000 that the Company received pursuant to its License Agreement with NCS. In addition to the initial license fee, the Company will receive royalties on future sales of the products by NCS. Minimum annual royalties range from $160,000 in 1997 to $350,000 in 2001 and beyond.

The Company also signed in June 1996 an Asset Purchase Agreement which transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000. The net gain on the sale of these assets was approximately $213,000 and is recognized as "Other income" in the quarter ended June 30, 1996.

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

For 1997, the Company will not receive ICR licensing fees but expects to receive royalties from NCS on future sales of the ICR products by NCS under the Licensing Agreement signed in June
1996.  The  minimum  annual royalty for 1997  is  $160,000.  (See
Expenses, below, for a discussion of the effect on the Company's expenses of this licensing arrangement.)

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

Expenses

Total operating expenses - consisting of operations, selling and marketing, and general and administrative expenses - amounted to $5,488,000 for the fiscal year ended June 30, 1996, as compared with $6,431,000 in the prior year, and $3,706,000 in 1994.

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

Labor  costs continue to be the Company's single greatest expense
category.   During fiscal 1996, the Company paid  $3,103,000  for
wages  and  consulting fees, as compared with $3,302,000  in  the prior year and $1,955,000 in fiscal 1994.  The decrease from 1995 to  1996  reflects  a  decrease in staffing: full-time  employees totaled 33 at June 30, 1996, as compared with 53 at June 30 1995, and  31  at June 30, 1994.  In mid-June 1996, NCS hired 14  full-
time  employees  who had been employed by the  Company  prior  to signing the License agreement with NCS.  Immediately prior to the transfer of these employees, the Company had 47 employees.

Operating Expenses

Operating expenses, which are primarily labor costs related to product development, engineering and sales totaled $5,488,000 for the fiscal year ended June 30, 1996, as compared with $6,431,000 in the prior year and $3,706,000 in fiscal 1994.

Operating  costs  and  expenses  related  to  the  production  of revenues from software licensing totaled $686,000 in fiscal 1996, as  compared with $1,979,000 in the preceding year and $1,159,000 in  fiscal  1994.  The decrease in such costs from 1995  to  1996 reflects  management's  decision to shift  engineering  resources from  internally funded product-development efforts to  customer-
funded engineering projects.

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

Expenses   of   the  Company's  generic  products   (the   Ni1000
Recognition  Accelerator and the Company's proprietary  software-
development tools) exceeded revenues by approximately $212,000 in
fiscal  1996.   In September 1995, the Company began  work  on  a
contract  with  the  Jet  Propulsion  Laboratory  to  develop   a
prototype    sensor   system   designed   for   vehicular-traffic
surveillance and detection.

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

Net Income Per Share

For  the  fiscal year ended June 1996, the Company experienced  a gain  of  $12,690, as compared with a loss of $3,457,422  in  the
prior  year  and a loss of $1,758,584 in fiscal  1994.   For  the
fiscal  year ended June 1996, loss per share available for common stock  was $0.03 per share, as compared with a loss per share  of
$0.48  in  fiscal  1995 and a loss per share of $0.26  in  fiscal
1994.   For  the  fiscal  year ended June 30,  1996,  there  were
outstanding  a weighted average of 7,847,510 shares, as  compared with 7,411,502 in the prior year and 6,840,407 in the fiscal year ended June 30, 1994.
<\PAGE>


                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NESTOR, INC.
                                   (Registrant)



                                   /s/David Fox, President and
                                      CEO

Date:  March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Signatures

  Signatures                    Title                 Date

/s/Leon N Cooper      Co-Chairman of the Board    March 31, 1997
                      and Director

/s/Charles Elbaum     Co-Chairman of the Board    March 31, 1997
                      and Director

/s/David L. Fox       President, Chief Executive  March 31, 1997
                      Officer and Director

/s/Herbert S. Meeker  Secretary and Director      March 31, 1997

/s/Sam Albert         Director                    March 31, 1997

/s/Jeffrey Harvey     Director                    March 31, 1997

/s/Thomas F. Hill     Director                    March 31, 1997

/s/Bruce Schnitzer    Director                    March 31, 1997














               CONSOLIDATED FINANCIAL STATEMENTS




                            FORM 10-K




                         JUNE 30, 1996



                          NESTOR, INC.                    Part II
                                                           Item 8
                            CONTENTS




Independent Auditor's Report



                                                    Statement No.




Consolidated Balance Sheets                               1


Consolidated Statements of Operations -
 For the Six Months Ended December 31, 1996 and
 For the Years Ended June 30, 1996, 1995 and 1994         2


Consolidated Statements of Cash Flows -
 For the Six Months Ended December 31, 1996 and
 For the Years Ended June 30, 1996, 1995 and 1994         3


Consolidated Statements of Stockholders' Equity -
 For the Six Months Ended December 31, 1996 and
 For the Years Ended June 30, 1996, 1995 and 1994         4


Notes to Consolidated Financial Statements







                                                          Part II
                                                           Item 8


                 REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
 of Nestor, Inc.


We  have  audited the accompanying consolidated balance sheet  of
Nestor,   Inc.  as  of  December  31,  1996,  and   the   related
consolidated   statements   of   operations,   cash   flows   and
stockholders' equity for the period July 1, 1996 to December  31,
1996.   Our audit also included the financial statement  schedule
listed  in  the Index at Item 14(a).  These financial  statements and  schedule are the responsibility of the Company's management.
Our  responsibility is to express an opinion on  these  financial statements and schedule based on our audit.

We  conducted  our  audit in accordance with  generally  accepted auditing  standards.  Those standards require that  we  plan  and perform  the  audit to obtain reasonable assurance about  whether
the  financial statements are free of material misstatement.   An
audit  includes  examining, on a test basis, evidence  supporting
the  amounts  and  disclosures in the financial  statements.   An
audit also includes assessing the accounting principles used  and significant  estimates made by management, as well as  evaluating the  overall  financial statement presentation.  We believe  that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the period July 1, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                               /s/Ernst & Young LLP
Providence, Rhode Island
March 14, 1997






Consolidated Balance Sheets


          ASSETS                December 31,    June 30,    June 30,
                                    1996          1996         1995
Current assets:
 Cash and cash equivalents      $   774,457   $2,013,317  $    452,588
 Accounts receivable,
   net of allowance for
   doubtful accounts              1,009,149      594,310       661,734
 Unbilled contract revenue          126,945      282,936       208,352
 Deferred development costs         364,405          ---           ---
 Other current assets               276,615      230,738       131,163
   Total current assets           2,551,571    3,121,301     1,453,837
Property and equipment at
   cost - net of accumulated
   depreciation                     255,590      219,787       347,325
Other assets                         10,783       10,783        11,333
Total Assets                    $ 2,817,944   $3,351,871  $  1,812,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Notes payable                  $       ---   $     ----  $  1,700,000
 Accounts payable and
   accrued expenses                 670,742      724,727     1,294,123
 Other current liabilities          298,848      326,809       265,278
 Deferred income                    338,404       86,104        77,311
   Total current liabilities      1,307,994    1,137,640     3,336,712

Noncurrent liabilities:
 Long term obligations
   under capital leases              12,212        9,455           ---
 Other noncurrent liabilities           ---          ---       100,000
   Total liabilities              1,320,206    1,147,095     3,436,712
 Long term portion of
   deferred income                  430,899      430,899       438,896
 Series C, E, F, G and H
   redeemable convertible
   preferred stock 4,846 shares
   at December 31, 1996 and
   June 30, 1996 and 1,500
   shares at  June 30, 1995
   (liquidation value $1,000
   per share plus accrued
   dividends)                     5,398,908    5,207,538     1,600,328

 Commitments and contingencies          ---          ---           ---

Stockholders' deficit:
 Preferred stock, $1.00 par value,
   authorized 10,000,000 shares;
   issued and outstanding:
   Series A - 452,064 shares at
   December 31, 1996,
   June 30, 1996 and 1995           452,064      452,064       452,064
   Series B - 1,635,000 shares
   at December 31, 1996,
   2,075,000 shares at
   June 30, 1996 and
   2,540,000 shares at
   June 30, 1995                  1,635,000    2,075,000     2,540,000
   Series D - 179,671 shares
   at December 31, 1996,
   184,671 shares at
   June 30, 1996 and none
   at June 30, 1995                 279,230      277,007           ---
 Common stock, $.01 par value,
   authorized 30,000,000 shares;
   issued and outstanding:
   8,916,141 shares at
   December 31, 1996,
   8,280,941 shares at
   June 30, 1996 and
   7,606,710 shares at
   June 30, 1995                     89,161       82,809        76,067
 Warrants and options               417,500      375,000       375,000
 Additional paid-in capital      11,927,644   11,501,790    11,103,449
 Retained (deficit)             (19,132,668) (18,197,331)  (18,210,021)
   Total stockholders' deficit   (4,332,069)  (3,433,661)   (3,663,441)

Total Liabilities and
Stockholders' Deficit           $ 2,817,944   $3,351,871  $  1,812,495

The Notes to the Financial Statements are an integral part of this statement.





Consolidated Statements of Operations

                      Six Months
                        Ended
                     December 31,    For the Years Ended June 30,
                         1996         1996        1995         1994
Revenue:
 Software licensing     $   526,353  $ 2,825,600  $ 1,713,897   $ 1,349,470
 Engineering services       605,776    2,378,135    1,195,201       641,579
 Tangible product sales      63,775      257,845      286,465       239,425
   Total revenue          1,195,904    5,461,580    3,195,563     2,230,474

Operating Expenses:
 Engineering services       922,325    1,833,531      665,421       628,448
 Tangible product sales       8,978       32,189       13,838        89,775
 Research and development   294,136      823,000    2,093,616     1,159,920
 Selling and marketing      457,281    1,764,585    2,661,453       951,426
 General and admin.         432,301    1,035,535      997,633       877,071
   Total operating
   expenses               2,115,021    5,488,840    6,431,961     3,706,640

     (Loss) from
      operations           (919,117)     (27,260)  (3,236,398)   (1,476,166)

     Other income
      (expense) - net       (16,220)      39,950     (221,024)     (282,418)

     Net Income (Loss)  $  (935,337)  $   12,690  $(3,457,422)  $(1,758,584)

     Dividends accrued on
      preferred stock       201,094      261,210      100,328           ---

     Net Loss Available for
      Common Stock      $(1,136,431)  $ (248,520) $(3,557,750)  $(1,758,584)

     Loss per share
     (Note 3)           $     (0.13)  $    (0.03) $     (0.48)$       (0.26)

     Weighted Average
      Number of shares
      Outstanding         8,689,031    7,847,510     7,411,502    6,840,407

The Notes to the Financial Statements are an integral part of this statement.




Consolidated Statements of Cash Flows

                                          Six Months
                                            Ended                For the Years Ended
                                        December 31,                   June 30,
                                            1996       1996           1995          1994
Cash flows from operating activities:
 Net income (loss)                      $ (935,337) $   12,690    $(3,457,422)  $(1,758,584)
    Adjustments to reconcile
    net income (loss) to net
    cash used by operating
    activities:
      Depreciation and
      amortization                          45,328       104,559      113,562       200,460

      Loss on disposal
      of fixed assets                          ---         4,346          ---           106

      Expenses charged to
      operations relating to
      options, warrants and
      capital transactions                   42,500      178,375      210,500       287,969

      Changes in assets
      and liabilities:

        (Increase) decrease
        in accounts receivable             (414,839)      67,424     (340,651)      (69,791)

        (Increase) decrease
        in unbilled contract
        revenue                             155,991      (74,584)     (87,674)      (60,274)

        Increase in deferred
        development costs                  (364,405)         ---          ---           ---

        (Increase) in other
        current assets                      (45,877)     (99,575)    (110,721)       (8,193)

        (Increase) decrease
        in other assets                         ---          550       (5,000)          ---

        (Decrease) increase
        in accounts payable,
        accrued expenses and
        other liabilities                   (83,593)    (568,309)     786,010       144,294

        (Decrease) increase
        in deferred income                  252,300          796      (15,630)       44,746
        Net cash (used) by
        operating activities             (1,347,932)    (373,728)  (2,907,026)   (1,219,267)


Cash flows from investing activities:
 Purchase of property
 and equipment                              (71,390)     (57,531)    (249,319)      (66,292)

 Proceeds from the
 disposal of fixed
 assets                                         ---       85,000          ---         1,900
      Net cash provided
      (used) by investing
      activities                            (71,390)      27,469     (249,319)      (64,392)

Cash flows from financing activities:
 Repayment of obligations
 under capital leases                        (5,338)      (7,924)     (10,796)       (5,998)

 Proceeds from notes
 payable                                        ---      300,000    1,700,000           ---

 Rights offering expense                        ---     (136,421)     (39,769)          ---

 Proceeds from issuance
 of common stock                            185,800       99,510       73,288       625,125

 Proceeds from issuance
 of preferred stock - net                       ---    1,651,823    1,470,000       811,608
      Net cash provided
      by financing
      activities                            180,462    1,906,988    3,192,723     1,430,735

Net change in cash
and cash equivalents                     (1,238,860)   1,560,729       36,378       147,076
Cash and cash equivalents
 - beginning of year                      2,013,317      452,588      416,210       269,134
Cash and cash equivalents
 - End of Year                          $   774,457 $  2,013,317  $   452,588   $   416,210

Supplemental cash flows information:
 Interest paid                          $     3,227 $      4,372  $     3,728   $     1,685
 Income taxes paid                      $      ---  $        ---  $       ---   $       ---

The Notes to the Financial Statements are an integral part of this statement.





Nestor, Inc. Consolidated Statement of Stockholders' Equity

                      Common Stock        Preferred Stock       Additional       Retained      Stock
                    Shares     Amount   Shares        Amount    Paid-in Capital (Deficit)     Warrants      Total
Balance at
June 30, 1993      6,802,710  $ 68,027  2,407,064   $2,407,064  $10,033,105   $(12,994,015)  $    ---  $   (485,819)

Issuance of
 Capital Stock       332,625     3,326    815,000      815,000      906,367            ---        ---     1,724,693
Conversion of
 Preferred Stock
 to Common Stock      95,000       950    (95,000)     (95,000)      94,050            ---        ---           ---
(Loss) for the
 year ended
 June 30, 1994           ---       ---        ---          ---          ---     (1,758,584)       ---    (1,758,584)
Balance at
June 30, 1994      7,230,335  $ 72,303  3,127,064   $3,127,064  $11,033,522   $(14,752,599)       ---  $   (519,710)

Issuance of
 Capital Stock       141,375     1,414        ---          ---      282,374            ---        ---       283,788
Issuance of
 Preferred Stock         ---       ---    100,000      100,000      100,000            ---        ---       200,000
Cost of rights
 offering                ---       ---        ---          ---      (39,769)           ---        ---       (39,769)
Conversion of
 Preferred Stock
 to Common Stock     235,000     2,350   (235,000)    (235,000)     232,650            ---        ---           ---
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock
 Series C                ---       ---        ---          ---     (100,328)           ---        ---      (100,328)
Reclassification
 of Series C
 Redeemable
 Convertible
 Preferred Stock
 from capital            ---       ---        ---          ---     (405,000)           ---    375,000       (30,000)
(Loss) for the
 year ended
 June 30, 1995           ---       ---        ---          ---          ---     (3,457,422)       ---    (3,457,422)

Balance at
June 30, 1995      7,606,710  $ 76,067  2,992,064   $2,992,064  $11,103,449   $(18,210,021)  $375,000   $(3,663,441)

Issuance of
 Common Stock        177,998     1,780        ---          ---      175,928            ---        ---       177,708
Issuance of
 Preferred Stock         ---       ---    210,549      315,824      (10,000)           ---        ---       305,824
Conversion of
 Preferred Stock
 to Common Stock     490,878     4,909   (490,878)    (503,817)     498,908            ---        ---           ---
Dividends on
 Preferred Stock
 Series D paid in
 Common Stock          5,355        53        ---          ---       13,495            ---        ---        13,548
Dividends accrued
 on Preferred Stock      ---       ---        ---          ---     (274,819)           ---        ---      (274,819)
Expenses incurred
 in reduction of
 exercise price of
 outstanding
 warrants                ---       ---        ---          ---      131,250            ---        ---       131,250
Costs incurred in
 connection with
 August 1995
 securities
 registration            ---       ---        ---          ---     (136,421)           ---        ---      (136,421)
Income for the
 year ended
 June 30, 1996           ---       ---        ---          ---          ---         12,690        ---        12,690

Balance at
June 30, 1996      8,280,941  $ 82,809  2,711,735   $2,804,071  $11,501,790   $(18,197,331)  $375,000  $ (3,433,661)

Issuance of
 Common Stock        190,200     1,902         ---         ---      183,898            ---        ---       185,800
Conversion of
 Preferred Stock
 to Common Stock     445,000     4,450   (445,000)    (447,500)     443,050            ---        ---           ---
Dividends accrued
 on Preferred
 Stock Series D          ---       ---         ---       9,723       (9,723)           ---        ---           ---
Accural of value
 of warrants
(Note 7)                 ---       ---         ---         ---          ---            ---     42,500        42,500
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock         ---       ---         ---         ---     (191,371)           ---        ---      (191,371)
(Loss) for the
 six months ended
 December 31, 1996       ---       ---         ---         ---          ---       (935,337)       ---      (935,337)

Balance at
December 31, 1996  8,916,141 $  89,161    2,266,735 $2,366,294  $11,927,644   $(19,132,668)  $417,500   $(4,332,069)

The Notes to the Financial Statements are an integral part of this statement.



Note 1 -  Summary of significant accounting policies:
            A. Organization
             Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to exploit, develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. The Company's principal office is located in Providence, RI.

             The accompanying financial statements include the accounts of Nestor, Inc. and Nestor Financial Services Group, a joint venture (organized in December, 1986, and dissolved effective December 31, 1995 - See Note
          9). All intercompany transactions and balances have been eliminated.

            B. Product and patent development costs
             The costs of development of the Company's software which consist primarily of labor and outside consulting and which are an inherent cost of the Company's business and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs would be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. At December 31, 1996, the Company had no capitalized software development costs because the products developed were simultaneously available for general release to customers when technological feasibility was established. Capitalized costs are amortized on a straight-line basis over the estimated economic life (three to five years) of the product.

              Patent-development  costs  are  similarly  treated.
          Their amortization would be on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

            C. Depreciation and amortization
               Depreciable   assets   are   recorded   at   cost.
          Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

             Maintenance  and repairs are expensed  as  incurred.
          Major renewals and betterments are capitalized.

            D. Revenue recognition
              The Company recognizes revenue based upon the following methods:

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

          E.   Cash equivalents
             For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

          F. Accounting for issuance and exercise of warrants and options to purchase Common Stock
             The Company records no expense upon the issuance of warrants and options issued at fair market value. For employee warrants and options issued at an exercise price below fair market value, the Company records an expense equal to the difference between the market value of the underlying shares of Common Stock and the exercise price of such options or warrants. For other options and warrants issued after December 31, 1995, the Company records options and warrants at fair market value.

          G.   Concentrations of credit risk
             The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers. Management believes the allowance carried for doubtful accounts receivable is adequate to cover potential losses associated with uncollectible accounts receivable.

          H.   Inventory
            Inventory, consisting primarily of finished goods, is valued at the lower of cost or market on the first-in, first-out basis. Inventories are included as "Other current assets" on the Consolidated Balance Sheets.

          I.   Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          J.   Change in Fiscal Year
             The Company changed its fiscal year from June 30 to December 31 effective December 31, 1996. The results for the six month period ended December 31, 1996 have been presented in the main body of the financial statements.

          K.   Change in Presentation
             In order to conform with the December 31, 1996 presentation, expenses charged to operating expenses for the fiscal years ended June 30, 1996, 1995 and 1994 have been reclassified in these financial statements from "Software Licensing" and "Tangible Product Sales" and are presented as "Research and Development" on the Consolidated Statements of Operations.


Note 2 -  Results for the six months ended December 31, 1995:
          The following financial information for the six months ended December 31, 1995 is unaudited and is being presented for comparative purposes:

                                              Six Months Ended
                            Six Months Ended  December 31, 1995
                           December 31, 1996     (Unaudited)

       Total revenues         $ 1,195,904       $  2,149,088

       Net Loss                 (935,337)          (723,227)

       Net loss available
       for common stock       (1,136,431)          (813,028)

       Net (loss) per share   $    (0.13)      $      (0.11)



Note 3 -  Income (loss) per share:
          Income  (loss)  per share amounts are based  on  income
          (loss) available for common stock divided by the weighted average number of common shares outstanding. For the six months ended December 31, 1996, and for the years ended June 30, 1996, 1995 and 1994, the dilutive effect of exercise or conversion of options, warrants and preferred stock were not included in the calculation as this would result in anti-dilution. During the quarter ended December 31, 1996, the Company modified its method for computing earnings per share to give effect to dividends accrued on preferred stock. The effect of this change on earnings per share is as follows:

             Period              As Originally            As
             Ended                  Reported           Adjusted

          Quarter ended
          Sept. 30, 1996              (0.03)            (0.04)

          Fiscal year ended
          June 30, 1996                ---              (0.03)

          Fiscal year ended
          June 30, 1995               (0.47)            (0.48)

          The following earnings per share calculations are based on the Company's reported net income (loss) for the periods presented. The reported net income (loss) has been adjusted to reflect dividends accrued on convertible preferred stock.



Note 4 -  Income taxes:
          The Company accounts for income taxes from the deferred liability method as required by FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

          There was no current federal or state and no deferred federal or state provision (benefit) for income taxes for the six months ended December 31, 1996, and for the fiscal years ended June 30, 1996, 1995, and 1994.

          Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996, June
          30, 1996 and June 30, 1995 are as follows:

                                          December 31,         June 30,        June 30,
                                              1996               1996            1995
          Deferred tax liabilities:
             Accounts receivable           $       ---       $   237,000     $     264,000
             Unbilled contract revenue             ---           113,000            83,000
             Other - net                           ---            33,000            20,000
           Total deferred tax liabilities          ---           383,000           367,000


          Deferred tax assets:
            Accounts receivable                 58,000               ---               ---
            Accrued expenses                   104,000           277,000           507,000
            Deferred income                    173,000           206,000           206,000
            Other - net                          2,000            14,000            13,000
            Net operating loss               6,354,000         6,224,000         5,998,000
          Total deferred tax assets          6,691,000         6,721,000         6,724,000

          Valuation allowance              (6,691,000)       (6,338,000)       (6,357,000)

          Net deferred tax assets                  ---           383,000           367,000

          Net Deferred Tax Balance         $       ---       $       ---               ---

          The Company provides a valuation allowance to reflect the uncertainties associated with the realization of its deferred tax assets including limitations provided by
          Section 382 of the Internal Revenue Code.

          A reconciliation of the provision for income taxes to the amount computed using the Federal statutory tax rates consists of the following:


                                      Six Months Ended             Years Ended June 30,
                                     December 31, 1996     1996          1995            1994

          Income (Loss) Before Taxes    $ (892,000)      $  13,000    $(3,457,000)   $(1,759,000)

          Tax at statutory rate of 34%  $ (303,000)      $   4,000    $(1,176,000)   $  (598,000)
          State income tax (net of
            federal benefit)               (53,000)          1,000       (207,000)      (106,000)
          Effect of permanent
            differences                      3,000           7,000          7,000          1,000
          Valuation allowance              353,000         (12,000)     1,376,000        703,000

          Income Tax Expense            $      ---      $      ---    $       ---    $       ---


          The Company has available at December 31, 1996, $17,328,000 and $7,863,000 of net operating loss carryforwards for federal and state purposes, respectively. These loss carryforwards may be applied against future taxable income and begin to expire in 1998.



Note 5 - Accounts receivable, net of allowance for doubtful accounts:


                                                                            June 30,
                                              December 31, 1996        1996        1995
          Trade accounts receivable               $ 1,154,384      $  760,019   $ 719,710
          Allowance for doubtful accounts            (145,235)       (165,709)   $(57,976)
          Accounts receivable, net of allowance
            for doubtful accounts                 $ 1,009,149      $  594,310   $ 661,734



Note 6 -  Commitments and contingencies:
          The Company leases a facility in Rhode Island under an operating lease dated July 1, 1985, as amended. This lease provides for minimum annual rentals of $134,993 until February 1997 and $141,742 until February 1998. The Company is also obligated to pay its proportionate share of increases in real estate taxes and common area maintenance over a base period. Commencing March 1, 1996, the base rent is to be increased by the percentage increase in the C.P.I. index over the prior year, but not less than 5%.

          Rent  expense  of  $47,989,  $171,928,  $153,385,   and
          $118,731 was charged to operations for the six months ended December 31, 1996 and for the years ended June
          30, 1996, 1995 and 1994 respectively.

          On August 1, 1994, the Company signed a Financial Advisory Agreement with Wand Partners, Inc. The terms of the Agreement specify that Wand Partners, Inc. will provide consulting services for a fee of $40,000 per year, plus out-of-pocket expenses. The Agreement is in effect so long as Wand Partners, Inc. owns at least
          500,000 shares of Nestor's Common Stock, or other equities which are convertible into that number of shares of Common Stock (See Note 16 - Related party transactions).

          The Company placed a purchase order in the amount of $195,000 with Intel Corporation in June 1996 for a supply of Ni1000 Recognition Accelerator chips and expects to take delivery of the chips during the second quarter of 1997.

          The aggregate minimum payments due over the remaining term of the above agreements is as follows:


                    December 31, 1997     $     404,418

                    December 31, 1998            68,424

                    December 31, 1999            40,000

                    December 31, 2000            40,000

                    December 31, 2001            40,000

                                          $     592,842


Note 7 -  Options and warrants:
          On April 1, 1984, the Company adopted an Incentive Stock Option Plan providing for the granting of options to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. The Company's Stock Option Plan has authorized the grant of options to employees for up to 2,450,000 shares of the Company's common stock. Options are exercisable for five years from the date of grant.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") which is first applicable to the Company's fiscal year ended
          June 30, 1996. The Company will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan.

          The following table presents the activity of the Company's Stock Option Plan for the six months ended December 31, 1996, and for the fiscal years ended June 30, 1996, 1995, and 1994:



                   Six Months Ended
                     December 31,                             Years Ended June 30,
                         1996                   1996                 1995                  1994
                            Weighted               Weighted             Weighted             Weighted
                             Av. Ex.                Av. Ex.              Av. Ex.              Av. Ex.
                  Shares     Price         Shares    Price      Shares    Price      Shares   Price
Outstanding
 beginning
 of year         1,356,000     1.03    1,399,000     1.80    1,141,000    1.90      795,500     1.85
Granted            612,000     2.38    1,406,000     1.04      348,000    1.60      412,500     1.91
Exercised          186,500     0.98      100,500     1.09       13,875    1.52       37,000     1.19
Canceled               ---      ---    1,348,500     1.83       76,125    2.43       30,000     1.64
Outstanding
end of year      1,781,500     1.50    1,356,000     1.03    1,399,000    1.80    1,141,000     1.90

Options
exercisable
at year end      1,101,875     1.22    1,023,500     1.00      950,375    1.88      730,375     2.00

Weighted
average fair
value of
options
granted
during
the year        $     0.71             $    0.71



          The   following  table presents weighted average  price
          and life information about significant option groups outstanding at December 31, 1996.

                                        Options Outstanding                   Options Exercisable
                                              Weighted
                                              Average      Weighted                        Weighted
                                Number       Remaining     Average            Number       Averaged
        Range of             Outstanding    Contractual    Exercise        Exercisable   Exercisable
    Exercise Prices          at 12/31/96    Life (Years)     Price         at 12/31/96      Price
       $.87 -  $1.00           1,081,500        3.68         $0.99            911,875       $0.99
      $1.50 -  $1.94              84,500        4.35          1.58             21,125        1.58
      $2.00 -  $2.32             503,500        4.49          2.31            140,875        2.31
      $2.41 -  $2.94             112,000        4.66          2.69             28,000        2.69
                               1,781,500        4.00         $1.50          1,101,875       $1.22


          The following are the pro forma net loss and net loss per share for the six months ended December 31, 1996, and for the fiscal year ended June 30, 1996, as if the compensation cost for the option plan had been determined based on the fair value at the grant date for grants in those periods, consistent with the provisions of SFAS 123:


                 Six Months Ended               Fiscal Year Ended
                 December 31, 1996                June 30, 1996
                    As         Pro                As           Pro
                 Reported     Forma             Reported      Forma
  Net income
  (loss)       $(935,337)  $(1,241,072)       $   12,690  $(635,037)
  Net (loss)
  per   share  $   (0.13)        (0.17)            (0.03)     (0.11)


                     The effects on the six months ended December
          31, 1996, and the fiscal year ended June 30, 1996, pro forma loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years because additional options will vest subsequent to December 31, 1996 and the Company expects to grant additional options in future years. Because SFAS No. 123 is first applicable to the Company's fiscal year ended June 30, 1996, the full effects on pro forma earnings will not be felt until 1998.

                     The fair value of each option grant was estimated using the Black-Scholes model with risk-free interest rates on the date of grant which ranged from 5.4% to 6.8%. The Company has never declared nor paid dividends on its common stock and does not expect to in the foreseeable future. The volatility factor of the expected market price of the Company's common stock used in estimating the fair value of the grants was .858 and the expected life of the options was estimated as five years.

                     The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities.

                                         Dec. 31,                    June 30
                                          1996           1996          1995         1994
  Officers                                  10,000       10,000        88,000       198,000

  Others                                 2,826,239    3,126,964     2,329,375     1,284,375

  Eligible, End of Year for Exercise
   Currently (at prices ranging from
   $.65 to $4.62 per share)              2,836,239    3,136,964     2,417,375     1,482,375

  Warrants issued                              ---    1,309,589     1,410,000       407,500
    Low  exercise  price              $        ---   $     0.65    $     1.50    $     3.00
    High  exercise  price             $        ---   $     2.00    $     2.00    $     3.00



          Of the warrants outstanding at December 31, 1996, 210,150 were issued in conjunction with the issuance of the Series D Convertible Preferred Stock. These warrants entitle the registered owner to purchase one-half of one share of Common Stock at the per-share exercise price of $2.00. All other outstanding warrants entitle the owner to purchase one share of Common Stock for each warrant, at prices ranging from $0.65 to $2.00 per share.

          The warrants outstanding as of December 31, 1996, are currently exercisable and expire at various dates through October 5, 2005.

          For the six months ended December 31, 1996, and for the fiscal years ended June 30, 1996, 1995 and 1994, when warrants were issued at market value, no expense was recorded by the Company. When warrants were issued below market value, a charge against earnings was recorded. During the year ended June 30, 1996, the exercise price of 1,000,000 warrants issued in the prior year was reduced from $1.50 to $.65. The maximum expense to be recorded by the Company upon exercise of these warrants will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the remaining life of the warrants.



Note 8 -  Major customers:

          In the six months ended December 31, 1996, five customers accounted for 19%, 18%, 15%, 13% and 11% of the Company's revenues. In the fiscal year ended June 30, 1996, one customer accounted for 30% of the Company's total revenues. Another customer accounted for 13% of the Company's revenues during the year ended June 1996 and 16% of the Company's revenues during the year ended June 1995. A third customer accounted for 11% of the Company's revenues during the year ended June 1995 and 19% of the Company's revenues during the year ended June 1994. A fourth customer accounted for 17% of the Company's revenues during the fiscal year ended June 30, 1994.


Note 9 -  Property and equipment at cost - net:


                                                                             Useful Life
                                                                             In Years or
                                  December 31,             June 30,           Lease Term
                                      1996            1996        1995
  Leasehold improvements           $   22,945      $   22,945  $   22,945     Lease Term
  Office furniture and equipment      199,254         199,254     201,942       5 - 7
  Computer equipment                1,184,981       1,103,851   1,200,514       3 - 5
                                    1,407,180      $1,326,050  $1,425,401

  Less:  Accumulated depreciation
         and amortization           1,151,590       1,106,263   1,078,076
                                   $  255,590      $  219,787  $  347,325


          Depreciation and amortization expense on the above assets of $45,327, $104,559, $100,229, and $93,777 was recorded for the six months ended December 31, 1996, and for the years ended June 30, 1996, 1995 and 1994, respectively.


Note 10 - Revenue from sources outside the United States:
          Revenues  from  licenses,  engineering  and  sales   of
          tangible products sold outside the United States were as follows:


                        Six Months
                          Ended
                       December 31,
                                         Years Ended June 30,
                          1996       1996       1995        1994

          France       $ 30,000     $   65,085   $   98,785   $  35,450
          Belgium        42,000        727,375      507,900     169,000
          Australia         ---         66,590       18,400      63,195
          Germany           ---        173,877       81,649      23,000
          Japan          14,094         36,424        2,100      21,368
          Canada            ---         41,710       27,985      17,145
          Singapore      10,535         65,530       65,315         ---
          All other
           countries     14,225        213,208      271,101     156,935
                       $110,854     $1,389,799   $1,073,235   $ 486,093



Note 11 - Accounts payable and accrued expenses:
          Accounts payable and accrued expenses consists of the following:

                             December 31,          June 30,
                                 1996         1996        1995
     Trade accounts payable   $231,395       $269,320  $  795,692
     Accrued salaries          185,842        276,004     327,812
     Other accrued expenses    253,505        179,403     170,619

                              $670,742       $724,727  $1,294,123


Note 12 - Preferred stock:
          Series A Preferred Stock is convertible at any time into one fully paid and non-assessable share of Common Stock. Series A Preferred has the same dividend rights as shares of Common Stock but carries no voting rights. Each share of Series A Preferred has the right to receive in liquidation $2.00 before any distribution is made on Common Stock or on any other class of stock ranking junior to Series A. The liquidation value of Series A Preferred was $904,128 at December 31, 1996, June 30, 1996 and June 30, 1995.

          Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock
          has   the  same  rights  with  respect  to  voting  and
          dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive in liquidation $1.00 before any distribution
          is   made   to  holders  of  the  Common  Stock.    The
          liquidation value of Series B Preferred was $1,635,000, $2,075,000 and $2,540,000 at December 31, 1996, June
          30, 1996 and June 30, 1995, respectively.

          Series D Convertible Preferred Stock is convertible after January 1, 1996 at the option of the holder at any time, and from time to time, into one fully paid and non-assessable share of Common Stock of the Company. The Series D Preferred shall have the right to receive annual dividends at the rate of seven percent (7%) of the stated value per share ($1.50), which dividend shall be paid in cash or in shares of Common Stock at the option of the Company. On June 30, 1996, the Company paid a stock dividend on the Series D Preferred totaling $13,548. The Company shall have the right, after June 1, 1996, to redeem in cash the Series D Preferred, in whole or in part from time to time, at the stated value per share plus accrued dividends. The liquidation value of Series D Preferred was $279,230 plus accrued dividends at December 31, 1996; $277,007 plus accrued dividends at June 30, 1996; and none at June 30, 1995.

          The Series D Convertible Preferred Stock ranks on a parity with Series B Convertible Preferred Stock with respect to dissolution, liquidation, or winding up of the Company and is entitled to receive, out of assets of the Company available for distribution upon liquidation, dissolution or winding up of the Company, $1.50 per share plus an amount equal to all dividends on shares accrued but unpaid, and is junior to the Series A Convertible Preferred Stock and all series of Redeemable Convertible Preferred Stock. The holders of the Series D Preferred are entitled to one vote for each share of Common Stock into which the Series D Preferred is convertible, and therefore shall have the same voting rights on a share-for-share basis, as the holders of the Common Stock. The holders of the Common Stock and of the Series D Preferred shall vote together as one class on all matters submitted to a vote of shareholders of the Company.


Note 13 - Redeemable Convertible Preferred Stock:
          The Company is required to redeem all of the following series of convertible preferred stock on or before
          August 1, 2004. Accordingly, this preferred stock subject to mandatory redemption has been presented separately outside of permanent stockholders' equity in the accompanying financial statements.

                              December 31,    June 30,   June 30,
                                  1996          1996        1995

  Series C, par value $1.00
per    share,   0    shares
outstanding at December 31,
1996 and June 30, 1996, and
1,500  shares  issued   and
outstanding  at  June   30,
1995.   $0, $0 and $100,328
of accumulated dividends at
December 31, 1996, June 30,
1996        and       1995,
respectively.                  $      ---  $      ---   $1,600,328

  Series E, par value $1.00
per   share,  1,444  shares
outstanding at December 31,
1996 and June 30, 1996, and
0    shares   issued    and
outstanding  at  June   30,
1995.   $189,226,  $133,213
and   $0   of   accumulated
dividends  at December  31,
1996,  June  30,  1996  and
1995, respectively.             1,633,226   1,577,213          ---

  Series F, par value $1.00
per   share,   599   shares
outstanding at December 31,
1996 and June 30, 1996, and
0    shares   issued    and
outstanding  at  June   30,
1995.  $51,313, $22,802 and
$0 of accumulated dividends
at  December 31, 1996, June
30,    1996    and    1995,
respectively.                     650,313     621,802          ---

  Series G, par value $1.00
per   share,   777   shares
outstanding at December 31,
1996 and June 30, 1996, and
0    shares   issued    and
outstanding  at  June   30,
1995.  $46,875, $18,619 and
$0 of accumulated dividends
at  December 31, 1996, June
30,    1996    and    1995,
respectively.                     823,875     795,619          ---

  Series H, par value $1.00
per   share,  2,026  shares
outstanding at December 31,
1996 and June 30, 1996, and
0    shares   issued    and
outstanding  at  June   30,
1995.   $265,494,  $186,904
and   $0   of   accumulated
dividends  at December  31,
1996,  June  30,  1996  and
1995, respectively.             2,291,494   2,212,904          ---

 TOTAL                         $5,398,908  $5,207,538   $1,600,328



            At June 30, 1995, there were issued and outstanding 1,500 shares of Series C Convertible Preferred Stock. In early October 1995, Wand Partners, Inc. exchanged certain Notes payable for an additional 1,970 shares of Series C Preferred Stock. On January 31, 1996, Wand Partners, Inc. exchanged all of its Series C Convertible Preferred Stock for 1,444 shares of Series E Convertible Preferred Stock and 2,026 shares of Series H Convertible Preferred Stock. On January 31, Wand Partners, Inc. purchased 599 shares of Series F Convertible Preferred Stock for a total of $599,000, and on March 7, 1996, Wand purchased 777 shares of Series G Convertible Preferred Stock for a total of $777,000. Each of these series of stock is described below.

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

            The holders of the Series F and G Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the Company legally available for such purpose as and when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of nine percent (9%) compounded daily per annum of the stated value per share ($1,000.00 on original issuance) of Series F and G Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any of the shares of Series F and G Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series D, F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series F and G Preferred Stock means the period beginning on the date of issuance of the Series F or G Preferred Stock and ending on September 30, 1997. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

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

            Except as hereinafter provided, the holders of the Series E Preferred Stock and the Series H Preferred Stock shall have the right, voting separately as a class, to elect two directors to the Board of Directors of the Company. However, in the event the Company is in default with respect to the payment of (i) two consecutive cash dividends after the "Restricted Period" as hereinafter defined or (ii) two dividends within any six consecutive quarterly dividend periods, the holders shall have the right to elect four directors for so long as the default continues. In the event the Company is in default with respect to the payment of (i) four consecutive cash dividends after the 'Restricted Period" as hereinafter defined or (ii) four dividend payments within any eight consecutive quarterly dividend periods, the holders shall have the right to elect six directors for so long as the default continues.

           In the event the Company violates the provisions of, or is in default under the terms of any loan agreement or in the event a judgment is entered against the Company or any subsidiary in the amount of $50,000 or more, the holders of the Series E and H Convertible Preferred Stock shall have the right to elect eight directors.

            The holders of the Series E Preferred Stock and the Series H Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the Company legally available for such purpose as and when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of seven percent (7%) compounded daily per annum of the stated value per share ($1,000.00 on original issuance) of Series E and H Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any of the shares of Series E and H Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series D, F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series E and H Preferred Stock means the period beginning on the date of issuance of the Series E and H Preferred Stock and ending on the earlier of (a) the first day of the calendar quarter in which the Company first pays cash dividends on its Common Stock or (b) June 30, 1998. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

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


Note 14 -  Related party transactions:
          Herbert S. Meeker, a
          director of the Company, is a partner in the law firm of Baer, Marks & Upham, which the Company uses for legal services. For the six months ended December 31, 1996, and for the years ended June 30, 1996, 1995, and 1994, the Company recorded an expense for Baer, Marks & Upham of $7,200, $14,440, $14,440 and $14,000,
          respectively. In addition, in the year ended June 30, 1995, the Company recorded a charge against additional paid-in capital of $26,736 for the work done by Baer, Marks & Upham on the Company's Rights Offering. Included in Other current liabilities at December 31, 1996, June 30, 1996 and 1995 are $8,045, $8,885 and
          $10,181, respectively, due Baer, Marks & Upham.

          Bruce  W. Schnitzer,
          who became a director of the Company in August 1994, is Chairman of Wand Partners, Inc., a private investment firm that the Company uses for management consulting. For the six months ended December 31, 1996, and for the years ended June 30, 1996 and 1995, the Company recorded an expense for Wand Partners, Inc. of $25,060, $46,076 and 43,530, respectively. Included in Other current liabilities at December 31, 1996, June 30, 1996 and 1995 are $0, $0 and $32,592, respectively, due Wand Partners, Inc.

          Thomas F. Hill,  who
          became a director of the Company in August 1994, is President of Hill & Partners, a consulting firm that the Company uses for marketing consulting. For the year ended June 30, 1995, the Company recorded an expense for Hill & Partners of $106,679. Included in Other current liabilities at June 30, 1995 is $37,661 due Hill & Partners.

          Thomas D. Halket, who
          became an officer of the Company in January 1993, is an outside counsel for the Company. For six months ended December 31, 1996, and for the years ended June 30, 1996, 1995 and 1994, the Company recorded an expense for Thomas Halket of $65,425, $144,176, $103,326, and
          $80,196, respectively. Included in Other current liabilities at December 31, 1996, June 30, 1996 and 1995 are $6,864, $34,799 and $6,900, respectively.


Note 15 -  Notes payable:
          On  August  16, 1995, a registration statement  of  the
          Company relating primarily to rights granted to the Company's shareholders became effective. Each right enabled the holder to purchase a Unit consisting of one share of Series D Convertible Preferred Stock, convertible into one share of Common Stock after January 1, 1996, and one warrant to purchase one-half share of Common Stock for three years after the effective date of the registration statement at a price of $2.00 per share.

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


Note 16 -  Long-term portion of deferred income:
                                             In December 1994,  a
          customer agreed to convert $200,000 of its prepayment into equity and the Company agreed to refund to the customer its prepayments of royalties and engineering fees under its license agreement with the Company. The amounts to be refunded are equal to the greater of (a) seven percent (7%) of the Company's revenues from licensing of its credit-card risk assessment products in Europe or (b) certain minimum payments during the period ending December 31, 1996. The refunding of the customer's prepayments based upon the Company's European risk-assessment revenues is expected to continue through December 1999, but in no event shall exceed in the aggregate prepayments made by the customer, reduced by refunds made to the customer and by the amount of prepayments applied to the purchase of Series A Preferred Stock of the Company. At December 31, 1996 and June 30, 1996, such long-term portion of deferred income remaining on the books of the Company amounted to $430,899 after giving effect to the application of $200,000 of deferred income to the purchase by the customer of 100,000 shares of Series A Preferred Stock, $30,000 refunded by the Company to the customer, and the reclassification of $275,000 to Other current liabilities. At June 30, 1995, $100,000 of the amount owed by the Company was recorded as Other noncurrent liabilities and the balance was shown as Other current liabilities. There is no interest on these amounts due the customer.


Note 17 -  Significant transactions:
          On June 11, 1996, the
          Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with National Computer Systems, Inc. (NCS) transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. The Company received $1,400,000 as an initial license fee pursuant to the Licensing Agreement, and has the right to receive royalties on future sales of the products by NCS. Minimum annual royalties range from $160,000 in 1997 to $350,000 in 2001 and beyond.
          If NCS terminates its exclusive rights under the contract, minimum royalty payments would not be required subsequent to such termination. The initial license fee was included in software licensing revenue in the year-ended June 30, 1996.

          The  Asset  Purchase
          Agreement transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000. The net gain on the sale of these assets was recognized as Other income in the year-ended June 30, 1996.


Note 18 -  Other income (expense) - net:
          Other income (expense)
          as   reflected   in  the  consolidated  statements   of
          operations consists of the following:


                     Six Months
                       Ended
                    December 31,      Years Ended June 30,
                        1996       1996       1995        1994

 Interest expense     $(3,227)   $(51,574) $ (34,801)   $ (1,685)

 Expense relating to
  financing operations(42,500)  (131,250)   (210,500)   (287,969)

 Net gain on sale of
  tangible and
  intangible assets
  (See Note 17)            ---    213,185        ---         ---

 Other - net            29,507      9,589     24,277       7,236

 Other Income
  (Expense) - Net     $(16,220)  $ 39,950  $(221,024)  $(282,418)


Note 19 - Deferred development costs:
          The Company began in the quarter ended September 30, 1996, a project to customize its PRISM Fraud Detection System for a customer. Because the terms of the agreement have not been finalized, the Company is accounting for the development costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. During the quarter ended December 31, 1996, the Company recorded an adjustment to reverse revenues totaling
          $211,000 and capitalize related costs of $118,000 originally recorded in the quarter ended September 30, 1996. This change had the effect of increasing net loss per share by $.01. The Company expects to conclude an agreement and make required deliveries in early 1997. For the six months ended December 31, 1996, the Company deferred $364,000 of costs associated with this project.




                    NESTOR, INC.
Part IV
                                                         Item 14
      CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                 Balance            Addition
                    at                   Charged                Balance
                Beginning     Charged       to                     at
                    of           to       Other      Deductions   End
Description       Period      Expense    Accounts     Reserve  of Period

Allowances
deducted from
accounts
receivable:
 Year ended
 June 30, 1994   $   1,550    $ 21,680    $  ---     $   ---   $  23,230

 Year ended
 June 30, 1995   $  23,230    $ 45,276    $  ---     $(10,530) $  57,976

 Year ended
 June 30, 1996   $  57,976    $120,656    $  ---     $(12,923) $ 165,709

 Six months
 ended
 December 31,
 1996            $ 165,709    $ 38,888    $  ---     $59,362   $ 145,235



ITEM 8.   Financial Statement and Supplementary Data

          See annexed financial statements.


ITEM 9.   Changes   in   or  Disagreement  with  Accounting   and
          Financial disclosure

          Information   regarding  changes  in  accountants   was
          previously filed under cover of Form 8-K which is incorporated herein by reference.


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

          Schedule IV:    Valuation and Qualifying Accounts and Reserves

           All   other   schedules  are  omitted   because   such
           information is not applicable.

               (2) Exhibits numbered in accordance with Item 601 of Regulation S-K.


(See Exhibit Index)

          Exhibits filed herewith:
          (None)
               (b)  Reports on Form 8-K:

                On  October 4, 1996, the Company filed  with  the
Commission    a    Current   Report    on    Form    8-K    dated
September 19, 1996.

                On  December 17, 1996, the Company filed with the
Commission    a    Current   Report    on    Form    8-K    dated
December 10, 1996.



INDEX OF EXHIBITS

Exhibit Number Description of Exhibit
3.1 Certificate of
Incorporation of the Company, filed as an Exhibit to the Company's Registration Statement on Form S18, Commission File No. 286182-B, is hereby incorporated herein by reference.

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

10.1 Non-Exclusive Field-
of-Use License Agreement dated June 21, 1988 between the Company and Morgan Stanley & Co. Incorporated, filed as an Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1988, is hereby incorporated herein by reference.

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

10.12 NestorWriter(TM)
License and Development Agreement dated September 11, 1991 between the Company and Poqet Computer Corporation.

10.13 License Agreement
for Product Development and Marketing dated October 30, 1990 between the Company and Lyonnaise des Eaux-Dumez.

10.14 Software Development
Agreement dated October 30, 1990 between the Company and Lyonnaise des Eaux-Dumez.

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

10.26Lease of executive
offices of the Company, together with the most recent rider thereto, filed as an Exhibit to the Company's Registration
Statement on Form S-2, Commission File No. 33-93548, is hereby incorporated herein by reference.

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

10.31 Prism Non-Exclusive
License Agreement between the Company and Applied Communications,
Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated September 19, 1996, is hereby incorporated by reference.
Portions of the Exhibit omitted, pursuant to a grant of confidential treatment.

22 Subsidiaries of the
Company, filed as an Exhibit to the 1987 Form 10-K, is hereby incorporated herein by reference.