Form 10-Q/A
period 1996-09-30
NESTOR INC
filed 1997-04-04
CIK 720851

-16-

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10Q/A
                         FIRST AMENDMENT

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended September 30, 1996


       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



       For the transition period from __________ to __________

                 Commission file Number 0-12965

                          NESTOR, INC.
     (Exact name of registrant as specified in its charter)

           DELAWARE                     13-3163744
       (State of incorporation)       (I.R.S.Employer
                                    Identification No.)

       One Richmond Square, Providence, RI              02906
       (Address of principal executive offices)       (Zip Code)


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

                 FORM 10Q/A - September 30, 1996

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



PART 2  OTHER INFORMATION

                          Nestor, Inc.
              Consolidated Statements of Operations
                                      For the Three Months
                                      Ended September 30,
                                       1996            1995
Revenues:
  Engineering services             $  424,178       $  433,185

  Software licensing                  183,783          470,852

  Tangible product sales               32,906          108,464

     Total revenues                   640,867        1,012,501

Operating Expenses:
  Engineering services                531,735          329,345

  Research and development            109,926          306,418

  Selling and marketing               190,883          506,457

  General and administrative          132,268          203,381

  Related party consulting
  and legal fee                        55,956           43,200

     Total operating expenses       1,020,768        1,388,801

Loss from operations                (379,901)        (376,300)

Other income (expense) - net           15,170         (49,209)

Loss for the period
before income taxes                 (364,731)        (425,509)

Income taxes                             ---              ---

Net Loss for the Period            $(364,731)       $(425,509)

Dividends accrued on
 preferred stock                      99,689           28,006

Net Loss Available for
 Common Stock                      $(464,420)       $(453,515)

Loss Per Share                     $   (0.05)           (0.06)

Weighted Average Number
of Shares Outstanding              8,534,326        7,666,384



The notes to the financial statements are an integral part of this statement.

                          Nestor, Inc.
                   Consolidated Balance Sheets
                                        Sept. 30        June 30,
                Assets                    1996            1996
Current assets:
  Cash and cash equivalents           $  1,362,905   $  2,013,317
  Accounts receivable,
   net of allowance
   for doubtful accounts                   381,800        594,310
  Unbilled contract revenue                525,555        282,936
  Deferred development costs               118,000            ---
  Other current assets                     276,021        230,738
       Total current assets              2,664,281      3,121,301
Property and equipment at cost -
  net of depreciation                      230,249        219,787
Other assets                                10,783         10,783
Total Assets                          $  2,905,313   $  3,351,871

             Liabilities and Stockholders'Deficit
Current Liabilities:
  Accounts payable and
   accrued expenses                   $    578,700   $    768,411
  Due to Sligos, S.A.                      275,000        275,000
  Deferred income                           44,973         86,104
  Other current liabilities                  7,500          8,125
     Total current liabilities             906,173      1,137,640
Noncurrent liabilities
  Long term obligations
   under capital leases                      6,922          9,455
       Total liabilities                   913,095      1,147,095
Long term portion of
 deferred income                           430,896        430,899
Series E, F, G and H
 redeemable convertible
 preferred stock
 (see footnote)                          5,302,352      5,207,538

Stockholders' deficit:
 Preferred stock, $1.00 par value,
   authorized 10,000,000 shares;
   issued and outstanding:
  Series A 452,064 shares
   at September 30, 1996
   and June 30, 1996 (liquidation
   value $904,128 $2.00 per share)         452,064        452,064
  Series B 1,840,000 shares at
   September 30, 1996 (liquidation
   value $1,840,000 $1.00 per share)and
   2,075,000 shares at June 30, 1996,
   (liquidation value $2,075,000 -
   $1.00 per share)                      1,840,000      2,075,000
  Series D - 184,671 shares at
   September 30, 1996 and (liquidation
   value $281,882 - $1.50 per share plus
   accrued dividends) and 184,671 shares
   at June 30, 1996 (liquidation value
   $277,007 - $1.50 per share plus
   accrued dividends)                      281,882        277,007
 Common stock, $.01 par value
  authorized 30,000,000 shares
  issued and outstanding:
  8,669,841 shares at
  September 30, 1996
  and 8,280,941 shares at
  June 30, 1996                             86,698         82,809
Warrants and options                       375,000        375,000
Additional paid-in capital              11,785,385     11,501,790
Retained (deficit)                     (18,562,059)   (18,197,331)
     Total stockholders' deficit        (3,741,030)    (3,433,661)

Total Liabilities and
Stockholders' Deficit                 $  2,905,313   $  3,351,871


The notes to the financial statements are an integral part of this statement.

                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                                                         Three Months
                                                     Ended September 30,
                                                       1996       1995
Cash flows from operating activities:
 Net (loss)                                       $ (364,731)  $ (425,509)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                    25,206       26,183
     Changes in assets and liabilities:
      Decrease in accounts receivable                212,510      140,113
     (Increase) in unbilled contract revenue        (242,619)    (196,331)
     (Increase) in other current assets              (45,283)     (15,170)
      Increase in deferred development costs        (118,000)         ---
      Increase (decrease) in accounts payable
       and accrued expenses                         (189,298)      50,903                                        50,903
      Increase (decrease) in deferred income         (41,134)      69,984

      Net cash (used) by operating activities       (763,349)    (349,827)

Cash flows from investing activities:
 Purchase of property and equipment                  (35,667)    (13,698)
      Net cash (used) by investing activities        (35,667)    (13,698)

Cash flows from financing activities:
 Repayment of obligations under capital leases        (3,571)       (942)
 Proceeds from note payable                              ---     300,000
 Rights offering expense                                 ---   (112,101)
 Proceeds from issuance of common stock              152,175         ---
      Net cash provided by
      financing activities                           148,604     186,957

Net change in cash and cash equivalents             (650,412)   (176,568)

Cash and cash equivalents - beginning of period    2,013,317     452,588

Cash and cash equivalents - end of period         $1,362,905  $  276,020

Supplemental cash flows information:
 Interest paid                                    $    2,792  $    3,694

 Income taxes paid                                $      ---  $      ---


The notes to the financial statements are an integral part of this statement.

           Notes to Consolidated Financial Statements

Note 1 -  Basis of amendment:
          The Company began a project in the quarter ended September 30, 1996 to customize one of its products for a customer. The Company originally recognized revenues and costs on a time and materials basis, resulting in approximately $211,000 of revenue and $118,000 of costs in the quarter ended September 30, 1996. Because the agreement between the Company and its customer was not finalized by September 30, 1996, the Company has elected to account for the developments costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. The amended financials reflect the reversal of the revenues and costs noted above, and shows a current asset titled, "Deferred development costs" in the amount of $118,000. The Company concluded an agreement and made required deliveries in March 1997.

          The Company modified its method for computing earnings per share to give effect to dividends accrued on preferred stock. The effect of this change on earnings per share is as follows:

                                   As Originally
           Period Ended               Reported      As Adjusted

          Quarter Ended
          September 30, 1996           (.04)           (.05)

          Quarter Ended
          September 30, 1995           (.06)           (.06)

Note 2 -  Financial statements:
          In   the   opinion  of  management,  all   adjustments,
          consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three months ended September 30, 1996 and 1995; (b) the consolidated statements of cash flows for the three months ended September 30, 1996 and 1995; and (c) consolidated financial position at September 30, 1996 have been made.

Note 3 -  Research and development expenses:
          Research and development expenses charged to operating expenses have been reclassified in these financial statements from Cost of Revenue and are presented in a separate caption on the Statement of Income.

Note 4 -  Stock-based compensation:
          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation. FAS 123 was adopted by the Company as required for its fiscal 1997 financial statements and is not expected to have a material effect on the Company's financial position or results of operations. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the Intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Note 5 -  Redeemable convertible preferred stock:
          The Company is required to redeem all of the following series of convertible preferred stock on or before
          August 1, 2004. Accordingly, this preferred stock subject to mandatory redemption has been presented separately outside of permanent stockholders' equity in the accompanying financial statements.

                                                      9/30/96     6/30/96

          Series E, par value $1.00 per share,
          1,444 shares outstanding at September
          30, 1996 and June 30, 1996.  $160,975
          and $133,213 of accumulated dividends
          at September 30, 1996 and June 30, 1996,
          respectively.                              $1,604,975  $1,577,213

          Series F, par value $1.00 per share, 599
          shares outstanding at September 30, 1996
          and June 30, 1996.  $36,898 and $22,802
          of accumulated dividends at September 30,
          1996 and June 30, 1996 respectively.          635,898     621,802

          Series G, par value $1.00 per share, 777
          shares outstanding at September 30, 1996
          and June 30, 1996.  $32,623 and $18,619
          of accumulated dividends at September 30,
          1996 and June 30, 1996, respectively.         809,623     795,619

          Series H, par value $1.00 per share
          2,026 shares outstanding at September 30,
          1996 and June 30, 1996.  $225,856 and
          $186,904 of accumulated dividends at
          September 30, 1996 and June 30, 1996,
          respectively.                               2,251,856   2,212,904

          TOTAL:                                     $5,302,352  $5,207,538


ITEM 2:   Management's discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $1,363,000 at September 30, 1996, as compared with $2,013,000 at
June 30, 1996, and $515,000 at March 31, 1996.  At September  30,
1996, the Company had working capital of $1,640,000 as compared with $1,983,000 at June 30, 1996.

The  Company had a negative net worth of $3,741,000 at  September
30, 1996, as compared with negative net worth of $3,433,000 at June 30, 1996.

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


The Company began in the quarter ended September 30, 1996, a project to customize its PRISM Fraud Detection System for a customer. Because the terms of the agreement have not been finalized, the Company is accounting for the development costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. The Company expects to conclude an agreement and make required deliveries in early 1997. For the quarter ended September 30, 1996, the Company deferred $118,000 of costs associated with this project.


Revenues

The  following  table  compares revenues for  the  quarter  ended
September 30, 1996 with revenues for the comparable fiscal quarter of the preceding year, including and excluding revenues from ICR operations transferred to NCS:

                                              Total Revenues
Total Revenues  Total Revenues  Year-to-year   Q/E 9/30/95      Year-to-year
 Q/E 9/30/96     Q/E 9/30/95       Change     Excluding ICR        Change
   $641,000       $1,012,000        37%          $570,000           +12%


The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the quarter ended September 30, 1996, revenues decreased by $371,000 to $641,000 from $1,012,000 in the quarter ended September 30, 1995. Revenues in the year-earlier period included $442,000 of revenues associated with the ICR products that were licensed to NCS in June 1996.


Engineering Services

During the quarter ended September 30, 1996, revenues from engineering contracts totaled $424,000 as compared with $433,000 in the corresponding quarter of the prior fiscal year. Prior year revenues included $47,000 of engineering revenues relating to the ICR products.

Revenues  relating to customer-funded modifications  of  Nestor's
Fraud  Detection System totaled $240,000, a decrease of  $116,000 over year-earlier revenues of $356,000.

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

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $33,000 in the quarter ended September 30, 1996, as compared with $108,000 in the corresponding quarter of the prior fiscal year. The Company is currently developing its TrafficVision product, which will incorporate the Ni1000 Recognition Accelerator Chip (see Investment in Product Development and Marketing, below).

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,020,000 in the quarter ended September 30, 1996, as compared with $1,487,000 in the preceding quarter and $1,388,000 in the corresponding quarter of the prior fiscal year. In addition the Company capitalized costs associated with the development of a customized version of its PRISM Fraud Detect System.

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

Engineering Services

Costs related to engineering services totaled $531,000 in the quarter ended September 30, 1996, as compared to $329,000 in the corresponding quarter of the prior fiscal year. As a percentage of revenues, these costs increased from 76% last year to 125% this year reflecting the growth in engineering revenues from the Company's government contracts, where the Company's margins are not as strong as they are for financial-services projects.

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

Selling and Marketing

The largest decrease in expenses was in selling and marketing. In the quarter ended September 30, 1996, selling and marketing expenses decreased $315,000 to $191,000 from $506,000 in the corresponding quarter of the prior fiscal year. The decrease in selling costs reflects the net of the absence of selling and marketing costs associated with the ICR products in this year's first quarter and an increase in selling costs associated with the Prism and TrafficVision products. ICR selling costs in last year's first quarter totaled $347,000.

General and Administrative

General and administrative expenses totaled $132,000 in the quarter ended September 30, 1996, as compared with $203,000 in the corresponding quarter of the prior fiscal year. The decrease in costs from 1995 to 1996 is the net of numerous account decreases and increases, with no single expense changing materially.

Investment in Product Development and Marketing

Expenses relating to the Company's PRISM and Fraud Detection System exceeded revenues by $6,000 in the quarter ended September 30, 1996. The Company has installed its products at Mellon Bank, GE Consumer Credit Financial Services, Banc One, Europay International (an association of 700 banks in Europe), and with a European financial-services company. In September 1996, the Company signed a license agreement with Applied Communications, Inc. (ACI) enabling ACI to integrate Nestor's products with certain products of ACI. ACI provides authorization and transaction-processing software to nearly 500 financial institutions worldwide.

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

Net Income Per Share

During the quarter ended September 30, 1996, the Company experienced a loss of $365,000 as compared with a loss of $425,000 for the quarter ended September 30, 1995. For the quarter ended September 30, 1996, loss per share available for common stock was $0.05 per share, as compared with a loss per share available for common stock of $0.06 in the quarter ended September 30, 1995.

During   the  quarter  ended  September  30,  1996,  there   were
outstanding  a  weighted average of 8,534,326  shares  of  Common
Stock as compared with 7,666,384 during the corresponding quarter of the previous year.

                          Nestor, Inc.

                Form 10-Q/A -- September 30, 1996


Item 6.     Exhibits and reports on Form 8-K

            (a) Exhibits - None

            (b) Reports on Form 8-K - None

                           FORM 10-Q/A

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)


DATE:  April 4, 1997                By:/s/Nigel P. Hebborn
                                         Chief Financial Officer