Form 10-Q
period 1997-03-31
NESTOR INC
filed 1997-05-15
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1997

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

                Yes  X              No _________

    Common stock, par value .01 per share:  9,165,741 shares
                outstanding as of March 31, 1997




                          NESTOR, INC.

                    FORM 10Q - March 31, 1997

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Operations (Unaudited)
       Three Months Ended March 31, 1997 and 1996

       Consolidated Balance Sheet (Unaudited)
       March 31, 1997 and December 31, 1996

       Statement of Consolidated Cash Flows (Unaudited)
       Three Months Ended March 31, 1997 and 1996

       Notes to Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Consolidated Statements of Operations
                                          Three Months Ended
                                    March 31, 1997 March 31, 1996
Revenues:
   Software licensing                $   525,994    $   375,380
   Engineering services                  694,325        547,947
   Tangible product sales                 20,057         50,726
      Total Revenue                    1,240,376        974,053

Operating Expenses:
   Engineering services                  583,687        507,868
   Tangible product sales                  6,084         35,524
   Research and development              275,809        129,775
   Selling and marketing expenses        462,727        381,212
   General and administrative
      expenses                           354,917        255,080
   Total costs and expenses            1,683,224      1,309,459

   (Loss) from operations              (442,848)      (335,406)

   Other income (expense)               (21,309)          2,272

   (Loss) for the period before
      income taxes                     (464,156)      (333,134)

   Income taxes                              ---            ---

   Net (Loss) for the Period         $ (464,156)    $ (333,134)

   Dividends accrued on
      preferred stock                    103,163         83,529

   Net Loss Available for
      Common Stock                   $ (567,319)    $ (416,663)

   (Loss) Per Share                  $     (0.06)   $     (0.05)

   Weighted Average Number of
      Shares Outstanding               8,936,610      7,909,010

The notes to the financial statements are an integral part of this statement.





                          Nestor, Inc.
                   Consolidated Balance Sheets

                                      March 31,       December 31,
                                         1997             1996
Current assets:
 Cash and cash equivalents           $   320,705    $    774,457
 Accounts receivable, net of
  allowance for doubtful accounts        880,152       1,009,149
 Unbilled contract revenue               221,994         126,945
 Deferred development costs                  ---         364,405
 Other current assets                    266,996         276,615

     Total current assets              1,689,847       2,551,571

Long term portion of unbilled
 contract revenue                        400,000             ---
Property and equipment at cost -
 net of accumulated depreciation         250,878         255,590
Intangible assets - net of
 accumulated amortization                394,518             ---
Other assets                               5,783          10,783

Total assets                         $ 2,741,026    $  2,817,944


Liabilities and Stockholders Deficit

Current liabilities:
 Accounts payable
  and accrued expenses               $   657,815    $    670,742
 Other current liabilities               284,772         298,848
 Deferred income                         341,712         338,404

     Total current liabilities         1,284,299       1,307,994

Noncurrent liabilities:
 Long terms obligations
  under capital leases                     9,023          12,212
     Total liabilities                 1,293,322       1,320,206

 Long term portion of
 deferred income                         430,899         430,899

 Redeemable preferred stock
  (see footnote)                       5,497,236       5,398,908

Stockholders' deficit:
Preferred stock, $1.00 par value,
 authorized 10,000,000 shares;
 issued and outstanding:
Series A - 452,064 shares at
 March 31, 1997 and December 31,
 1996 (liquidation value $904,128 -
 $2.00 per share)                        452,064         452,064
Series B - 1,590,000 shares at
 March 31, 1997 (liquidation
 value $1,590,000 - $1.00 per
 share) and 1,635,000 shares at
 December 31, 1996 (liquidation
 value $1,635,000 - $1.00 per
 share)                                1,590,000       1,635,000
Series D - 175,071 shares at
 March 31, 1997 (liquidation
 value $277,164 - $1.50 per
 share plus accrued dividends)
 and 179,671 shares at Decem-
 ber 31, 1996 (liquidation value
 $279,230  - $1.50 per share plus
 accrued dividends)                      277,164         279,230
Series C, E, F, G and H - redeemable
 preferred stock (shown above)
 4,846 shares at March 31, 1997 and
 December 31, 1996 (liquidation
 value $1,000 per share plus
 accrued dividends)                          ---             ---
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 issued and outstanding;
 9,165,741 shares at March 31,
 1997 and 8,916,141 shares at
 December 31, 1996                        91,657          89,161
Warrants and options                     444,121         417,500
Additional paid-in capital            12,261,386      11,927,644
Retained (deficit)                   (19,596,824)   (19,132,668)
   Total stockholders'
   equity (deficiency)               (4,480,431)     (4,332,069)

Total Liabilities and
Stockholders' Deficit                $ 2,741,026    $  2,817,944

The notes to the financial statements are an integral part of this statement.






                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                                          Three Months Ended
                                    March 31, 1997 March 31, 1996
Cash flows from operating activities:
 Net (loss)                           $(464,155)    $  (333,134)
  Adjustments in reconcile net
   (loss) to net cash provided
   by operating activities:
     Depreciation and amortization        23,891          29,689
     Expenses charged to operations
      relating to options, warrants
      and capital transactions            26,621             ---
     Changes in assets and liabilities:
      Decrease (increase) in
       accounts receivable               128,997       (362,915)
      Decrease (increase) in unbilled
       contract revenue                (495,049)          96,992
      Decrease in deferred
       development costs                 364,405             ---
      Decrease in other assets            16,040             ---
      (Decrease) in accounts payable,
       accrued expenses and other
       liabilities                      (37,460)       (483,391)
      Increase in deferred income          3,308        151,309

      Net cash (used) by operating
       activities                      (433,402)       (901,450)

Cash flows from financing activities:
 Purchase of property and equipment     (17,161)        (17,579)
      Net cash (used) by investing
       activities                       (17,161)        (17,579)

Cash flows from financing activities:
 Repayment of obligations under
  capital leases                         (3,189)         (2,705)
 Proceeds from issuance of common
  stock                                      ---           2,175
 Proceeds from issuance of preferred
  stock                                      ---       1,366,000
      Net cash (used) provided by
       financing activities              (3,189)       1,365,470

 Net change in cash and cash
  equivalents                          (453,752)         446,441

 Cash and cash equivalents -
  beginning of period                    774,457          68,780

 Cash and cash equivalents -
  end of period                       $  320,705    $    515,221

Supplemental cash flows information
 Interest paid                        $      396    $         94

 Income taxes paid                    $      ---    $        ---


The notes to the financial statements are an integral part of this statement.




           Notes to Consolidated Financial Statements

Note 1 - Financial statements:
         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1997 and 1996; (b) the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996; and (c) consolidated financial position at March 31, 1997 have been made. The accompanying quarterly results of operations and cash flows are not necessarily indicative of the results expected for the entire fiscal year.

         The accompanying financial statements include the accounts of Nestor, Inc., Nestor, IS, Inc. ("IS"), and Nestor Interactive, Inc. ("Interactive"). IS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries of Nestor, Inc. All intercompany transactions and balances have been eliminated.

Note 2 - Redeemable convertible preferred stock:

                                         3/31/97     12/31/96
         Series  E, par value $1.00  per
         share,       1,444       shares
         outstanding at March  31,  1997
         and    December    31,    1996.
         $217,975   and   $189,226    of
         accumulated dividends at  March
         31,   1997  and  December   31,
         1996, respectively.            $1,661,975  $1,633,226

         Series  F, par value $1.00  per
         share,  599  shares outstanding
         at  March 31, 1997 and December
         31,  1996.  $66,055 and $51,313
         of   accumulated  dividends  at
         March  31,  1997  and  December
         31, 1996, respectively.           665,055     650,313

         Series  G, par value $1.00  per
         share,  777  shares outstanding
         at  March 31, 1997 and December
         31,  1996.  $61,377 and $46,875
         of   accumulated  dividends  at
         March  31,  1997  and  December
         31, 1996, respectively.           838,377     823,875

         Series  H, par value $1.00  per
         share,       2,026       shares
         outstanding at March  31,  1997
         and    December    31,    1996.
         $305,829   and   $265,494    of
         accumulated dividends at  March
         31,   1997  and  December   31,
         1996, respectively              2,331,829   2,291,494

         TOTAL:                         $5,497,236 $5,398,908

Note 3:  Loss per Common Share:
         Net loss per common share is based on income (loss) available for common stock divided by the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share
         ("FAS 128"), which will be adopted on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of FAS 128 is not expected to have any impact on the Company's previously reported earnings per share because the Company was in a net loss position and, consequently, common equivalent shares from stock options were excluded as their effect was antidilutive.

         During the quarter ended December 31, 1996, the Company modified its method for computing earnings per share to give effect to dividends accrued on preferred stock. The effect of this change on earnings per share is as follows:
                                As Originally
           Period Ended            Reported         As Adjusted
         Qtr. Ended 3/31/96        $(0.04)            $(0.05)

Note 4 - Intangible Asset:
         On March 31, 1997, the Company purchased from Cyberiad Software, Inc. ("Cyberiad"), a Rhode Island corporation, substantially all of Cyberiad's assets. In this transaction, the Company issued 200,000 shares of its Common Stock to Cyberiad's owners and agreed to assume approximately $10,500 of Cyberiad's liabilities. Accordingly, the Company recorded as an intangible asset the excess of its acquisition cost over the fair value of the net liabilities assumed ($394,518) and is amortizing this asset over 36 months. No amortization expense was recognized in the quarter ended March 31, 1997. Had the acquisition taken place at the beginning of each respective period, there would be no significant difference on a pro-forma basis other than the amortization of the intangible asset.

Prospective Statements

The following discussion contains prospective statements regarding Nestor, Inc., its business outlook and results of operations that are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $320,000 at March 31, 1997, as compared with $774,000 at December 31, 1996, and $1,363,000 at September 30, 1996. At March 31,
1997, the Company had working capital of $405,000 as compared with $1,243,000 at December 31, 1996.

The Company had a negative net worth of $4,480,000 at March 31, 1997, as compared with negative net worth of $4,332,000 at December 31, 1996.

On April 18, 1997, the Company entered into an amendment to the Prism License Agreement with Applied Communications, Inc. ("ACI") allowing ACI expanded rights to distribute the Company's PRISM product line and to share in enhanced future royalty income. Pursuant to this amendment the Company received in April an initial, non-refundable royalty of $2,000,000.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as at March 31, 1997, to meet the company's anticipated cash requirements through the end of its fiscal year ending December 31, 1997.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $772,000 at March 31, 1997, as compared with $769,000 at December 31, 1997.

Future commitments

During the quarter ended March 31, 1997, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $17,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has no material commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator Chips. The Company placed a purchase order in the amount of $195,000 with Intel Corporation in June 1996, and expects to take delivery of this order during the second half of 1997.

Results of Operations

On June 11, 1996, the Company entered into an exclusive Licensing Agreement with National Computer Systems, Inc. ("NCS") transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition ("ICR") products to NCS. Under the License Agreement the Company received an initial license fee, which was recognized as revenue in the fiscal year ended June 1996, and will receive royalties on sales of the products by NCS. Minimum annual royalties range from $160,000 in the twelve months ending June 1997 to $350,000 in 2001 and beyond.

For the quarter ended March 31, 1997, the Company realized a 27% increase in revenues compared to the prior year and an 28% increase in expenses resulting in a 32% increase in the loss from operations. ICR revenues in the quarter ended March 31, 1996, accounted for 47% of total revenues while related expenses accounted for 35% of total expenses.

Revenues

The following table compares revenues for the quarter ended March
31,  1997 with revenues for the comparable fiscal quarter of  the
preceding  year,  including  and  excluding  revenues  from   ICR
operations transferred to NCS:

                                        Total
   Total       Total      Year-to-    Revenues    Year-to-
 Revenues     Revenues      year         Q/E        year
    Q/E         Q/E        Change     March 31,    Change
 March 31,   March 31,                  1996
   1997         1996                  Excluding
                                         ICR

$1,240,000    $974,000      +27%      $514,000     +141%

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the quarter ended March 31, 1997, revenues increased $266,000 to $1,240,000 from $974,000 in the quarter ended March 31, 1996. Revenues in the year-earlier period included $460,000 of revenues associated with the ICR products that were licensed to NCS in June 1996.

Engineering Services

During   the   quarter  ended  March  31,  1997,  revenues   from
engineering contracts increased $146,000 to $694,000 from $548,000 in the corresponding quarter of the prior fiscal year. Prior year revenues included $88,000 of engineering revenues relating to the ICR products.

Revenues relating to the customer-funded modification of Nestor's
Fraud Detection System totaled $664,000, an increase of $382,000 over year-earlier revenues of $282,000.

The Company's contracts with the Defense Advanced Research Projects Agency (DARPA) require engineering services rendered by the Company to develop a generic commercial application of the Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with DARPA. The first contract, which was signed in April 1990, is in the amount of $1,630,000; as of March 31, 1997, approximately $1,623,000 had been earned. The second contract, signed August 26, 1993, is in the amount of $776,000; as of March 31, 1997, approximately $773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract was valued at approximately $597,000. On March 31, 1997, the Company extended its contract with JPL to include in-field evaluation of the prototype system developed under the original JPL contract. The value of the contract was increased to $730,000.

The terms of the DARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the quarter ended March 31, 1997, the Company recognized revenues totaling $30,000 under its government contracts. In the year-earlier period such revenues totaled $152,000.

Software Licensing

Product-licensing revenues totaled $526,000 in the quarter ended March 31, 1997, as compared with $375,000 in the same quarter of the prior year. The increase in software licensing revenues reflects the growth of licensing revenues in the Company's Prism product line. Such revenues totaled $519,000 in the quarter ended March 31, 1997, as compared with none in the year-earlier period. All of the product-licensing revenues in the quarter ended March 31, 1996 were attributable to the ICR product line, which was sold to NCS in June 1996.

Subsequent to the signing of the Licensing Agreement with NCS in June 1996, the Company will not receive ICR licensing fees but expects to receive royalties from NCS on future sales of ICR products by NCS. The minimum annual royalty for the twelve months ending June 1997 is $160,000; as of March 31, 1997, the Company had recognized $75,000 of revenue under its Licensing Agreement with NCS. (See Operating Expenses, below, for a discussion of the effect on the Company's expenses of this licensing arrangement.)

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $20,000 in the quarter ended March 31, 1997, as compared with $50,000 in the corresponding quarter of the prior fiscal year. The Company is currently developing its TrafficVision product, which will incorporate the Ni1000 Recognition Accelerator Chip (see "Investment in Product Development and Marketing," below).

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,683,000 in the quarter ended March 31, 1997, an increase of $374,000 over total operating costs of $1,309,000 in the corresponding quarter of the prior fiscal year.

Included in operating expenses for the March 1997 quarter is the recognition of $364,000 of costs relating to a project to customize the Company's Prism Fraud Detection System for a customer. These costs were incurred during the six months ended December 31, 1996 but were deferred because the terms of the agreement were not finalized until March 1997. The Company accounted for the costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. The agreement was completed and required deliveries were made in March 1997.

Included in expenses for the quarter ended March 1996 are approximately $458,000 of expenses attributable to the ICR products, which were licensed to NCS in June 1996. Most of the expenses associated with the ICR products are no longer incurred by the Company as NCS hired most of the staff assigned to development, sales, and support of the ICR products.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended March 31, 1997, the Company paid $698,000 for wages and consulting fees, a decrease of $48,000 from total wages and consulting fees of $746,000 paid in the corresponding quarter of the prior fiscal year. The decrease in labor costs reflects the decline in staffing primarily attributable to the transfer of the ICR products group to NCS: full-time employees totaled 40 at March 31, 1997, as compared with 42 at March 31, 1996.

Engineering Services

Costs related to engineering services totaled $584,000 in the quarter ended March 31, 1997, as compared to $508,000 in the corresponding quarter of the prior fiscal year. As a percentage of revenues, these costs decreased from 93% last year to 84% this year reflecting the growth in engineering revenues from the Company's financial-services customers, where the Company is able to price its services more aggressively than under its government contracts.

Research and Development

Research and development expenses totaled $276,000 in the quarter ended March 31, 1997, as compared with $130,000 in the year-earlier period. The increase in such costs reflects the net of increased investment in product development in the Company's Prism and InterSite product lines and the absence of product development relating to the ICR products. Product development in the Company's Prism and InterSite product lines totaled $230,000 in the quarter ended March 31, 1997, as compared with Prism product development in the year-earlier period of $4,000.
Product development relating to the ICR products in the quarter ended March 31, 1996, totaled $120,000.

Selling and Marketing

Selling and marketing costs totaled $462,000 in the quarter ended March 31, 1997, including $79,000 of costs associated with the
Prism development project that had been deferred from the six months ended December 1996. In the corresponding quarter of the prior fiscal year, selling and marketing costs totaled $381,000, including $261,000 of selling costs relating to the ICR products. Excluding the costs deferred from December 1996, the increase in selling and marketing costs was spread across all three groups:
Prism selling costs totaled $246,000 during the March 1997 quarter as compared with $97,000 in the prior year; selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled $95,000 in 1997 as compared with $33,000 in the quarter ended March 1996; and selling costs associated with InterSite, which the Company began to develop in July 1996, totaled $41,000 in the quarter ended March 31, 1997.

General and Administrative

General and administrative expenses totaled $355,000 in the quarter ended March 31, 1997, including $76,000 of costs associated with the Prism development project that had been deferred from the six months ended December 1996. In the corresponding quarter of the prior fiscal year general and administrative costs totaled $255,000.

Investment in Product Development and Marketing

Revenues relating to the Company's PRISM and Fraud Detection System exceeded expenses by $288,000 in the quarter ended March 31, 1997. The Company has installed its products at Mellon Bank, GE Consumer Credit Financial Services, Banc One, Europay International (an association of 700 banks in Europe), and with a European financial-services company. In September 1996, the Company signed a license agreement with Applied Communications, Inc. ("ACI") enabling ACI to integrate Nestor's products with certain products of ACI. ACI provides authorization and transaction-processing software to nearly 500 financial institutions worldwide. This agreement was amended in April 1997 to broaden ACI's rights. In March 1997, the Company signed an agreement with Total Systems, Inc., which, as one of the world's largest credit, debit, commercial and private-label card processing companies, represents more than 84 million cardholder accounts.

The largest investment made by the Company was in its Intelligent Sensors Division, which is responsible for the development and marketing of the TrafficVision products, an outgrowth of work under the JPL contract. The Company extended its contract with JPL and made initial commercial deliveries in the first quarter in 1997. For the quarter ended March 31, 1997, expenses of this group exceeded revenues by $267,000.

The Company began development in July 1996 of products for use in internet and intranet environments. Costs associated with this effort totaled $116,000 in the quarter ended March 31, 1997.

Net Income Per Share

During the quarter ended March 31, 1997, the Company experienced a loss of $464,000 as compared with a loss of $333,000 in the corresponding period of the prior fiscal year. After allowance for preferred stock dividends of $103,000 and $83,000 for the three months ended March 31, 1997 and 1996, respectively, the net loss available for common stock was $567,000 and 417,000, respectively. During the quarter ended March 31, 1997, loss per share available for common stock was $.06 per share, as compared with a loss per share of $.05 in the corresponding period of the prior fiscal year.

During the quarter ended March 31, 1997, there were outstanding a weighted average of 8,936,610 shares of Common Stock as compared with 7,909,010 during the corresponding quarter of the previous year.



                          NESTOR, INC.

                   FORM 10-Q - March 31, 1997


Item 6  Exhibits and reports on Form 8-K

        (a)Exhibits - None

        (b)Reports   on   Form  8-K:   On  April  8,  1997,   the
            Corporation  filed with the Securities  and  Exchange
            Commission  a current report on Form 8-K dated  March
            28, 1997.

        (c)Reports   on  Form  8-K:   On  April  10,  1997,   the
            Corporation  filed with the Securities  and  Exchange
            Commission  a current report on Form 8-K dated  March
            31, 1997.







                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)



DATE:  May 15, 1997                  By:/s/ Nigel P. Hebborn
                                         Chief Financial Officer