Form 10-KT/A
period 1996-12-31
NESTOR INC
filed 1997-05-16
CIK 720851

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                        (FIRST AMENDMENT)

                          FORM 10-KT/A

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

                     Yes        X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to
this Form 10-K/T.       X



                         Exhibit Index is on Page _________







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

            10.24 Technology Development Subcontract
                  dated December 20, 1994, between the Company and Alta Technology Corporation, filed as an Exhibit to the Company's Registration
                  Statement on Form S-2, Commission File No. 33-
                  93548, is hereby incorporated herein by
                  reference.

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

             23   Consent of Gassman, Rebhun & Co. with
                  respect to the Consolidated Financial
                  Statements and Schedules of Nestor, Inc.
                  included in the Form 10-K/T for the year ended
                  December 31, 1996.





                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NESTOR, INC.
                              (Registrant)


                              /s/David Fox, President and CEO
Date:  May 16, 1997