Form 10-Q
period 1997-06-30
NESTOR INC
filed 1997-08-14
CIK 720851

-13-
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1997

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

                Yes  X              No _________

    Common stock, par value .01 per share:  9,288,076 shares
                 outstanding as of June 30, 1997




                          NESTOR, INC.

                    FORM 10Q - June 30, 1997

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Operations (Unaudited)
       Six Months Ended June 30, 1997 and 1996

       Consolidated Balance Sheets
       June 30, 1997 (Unaudited) and December 31, 1996

       Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended June 30, 1997 and 1996

       Notes to Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Consolidated Statements of Operations
                         Six Months Ending June 30,  Qtr. Ending June 30,
                               1997        1996         1997        1996

Revenues:
  Software licensing      $2,303,855   $1,923,679  $1,777,861  $ 1,548,299
  Engineering services       902,066    1,301,958     207,741      754,011
  Tangible product sales     101,224       86,856      81,167       36,130
    Total revenues         3,307,145    3,312,493   2,066,769    2,338,440

Operating Expenses:
  Engineering services       785,285    1,004,465     201,598      496,597
  Tangible product sales      19,932       49,629      13,848       14,105
  Research and development   749,505      333,414     473,696      203,639
  Selling and marketing
    expenses               1,040,424      867,096     577,697      485,884
  General and administra-
    tive expenses            692,592      542,513     337,675      287,433
    Total costs and
    expenses               3,287,738    2,797,117   1,604,514    1,487,658

Income from operations        19,407      515,376     462,255      850,782

Other income                  71,668      220,541      92,977      218,269

Income for the period
 before income taxes          91,075      735,917     555,232    1,069,051

Income taxes                     ---          ---         ---          ---

Net Income for the
 Period                    $  91,075   $  735,917  $  555,232  $ 1,069,051





Income (Loss) Per Share:
  Net Income for the
   Period                 $   91,075   $  735,917  $  555,232  $ 1,069,051

  Dividends accrued on
   preferred stock           228,572      180,038     125,410       96,509

  Income (loss) Applicable
   to Common Stock        $ (137,497)   $ 555,879  $  429,822  $   972,542

  Income (Loss) Per Share:
    Primary               $    (0.02)  $    0.05   $     0.03  $     0.08
    Fully diluted         $    (0.02)  $    0.04   $     0.03  $     0.07

  Shares Used in Computing
  Income (Loss) Per Share:
    Primary                9,140,141   11,801,624  12,689,847   12,237,272
    Fully diluted          9,140,141   13,273,670  15,826,534   16,288,619




The notes to the financial statements are an integral part of this statement.


                          Nestor, Inc.
                   Consolidated Balance Sheets

                                       June 30,       December 31,
                                         1997             1996
             Assets
Current assets:
 Cash and cash equivalents           $ 1,715,472    $    774,457
 Accounts receivable, net of
  allowance for doubtful accounts        502,279       1,009,149
 Unbilled contract revenue               238,398         126,945
 Deferred development costs                  ---         364,405
 Other current assets                    263,646         276,615

     Total current assets              2,719,795       2,551,571

Long term portion of unbilled
 contract revenue                        400,000             ---
Property and equipment at cost -
 net of accumulated depreciation         246,449         255,590
Intangible assets - net of
 accumulated amortization                361,640             ---
Other assets                               5,783          10,783

Total assets                         $ 3,733,667    $  2,817,944


Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable
  and accrued expenses               $   622,292    $    670,742
 Other current liabilities               234,772         298,848
 Deferred income                       1,261,227         338,404

     Total current liabilities         2,118,291       1,307,994

Noncurrent liabilities:
 Long term obligations
  under capital leases                     7,556          12,212
     Total liabilities                 2,125,847       1,320,206

 Long term portion of
  deferred income                            ---         430,899

 Redeemable preferred stock
  (see footnote)                       5,618,822       5,398,908

Stockholders' deficit:
Preferred stock, $1.00 par value,
 authorized 10,000,000 shares;
 issued and outstanding:
Series A - 0 shares at June 30, 1997
 and  452,064 shares at December 31,
 1996 (liquidation value $904,128 -
 $2.00 per share)                            ---         452,064
Series B - 1,525,000 shares at
 June 30, 1997 (liquidation
 value $1,525,000 - $1.00 per
 share) and 1,635,000 shares at
 December 31, 1996 (liquidation
 value $1,635,000 - $1.00 per
 share)                                1,525,000       1,635,000
Series D - 172,871 shares at
 June 30, 1997 (liquidation
 value $259,306 - $1.50 per
 share plus accrued dividends)
 and 179,671 shares at Decem-
 ber 31, 1996 (liquidation value
 $279,230  - $1.50 per share plus
 accrued dividends)                      259,306         279,230
Series C, E, F, G and H - redeemable
 preferred stock (shown above)
 4,846 shares at June 30, 1997 and
 December 31, 1996 (liquidation
 value $1,000.00 per share plus
 accrued dividends)                          ---             ---
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 issued and outstanding;
 9,288,076 shares at June 30,
 1997 and 8,916,141 shares at
 December 31, 1996                        92,881          89,161
Warrants and options                     470,742         417,500
Additional paid-in capital            12,682,662      11,927,644
Retained (deficit)                   (19,041,593)   (19,132,668)

   Total stockholders'deficit        (4,011,002)     (4,332,069)

Total Liabilities and
Stockholders' Deficit                $ 3,733,667    $  2,817,944

The notes to the financial statements are an integral part of this statement.



                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                                       Six Months Ending June,
                                         1997           1996
Cash flows from operating activities:
 Net income                           $   91,075    $    735,917
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization        80,658          55,510
     Loss on disposal of fixed assets        ---           4,346
     Expenses charged to operations
      relating to options, warrants
      and capital transactions           108,442        (31,073)
     Gain on extinguishment of debt    (100,000)             ---
     Changes in assets and liabilities:
      Decrease in accounts receivable    506,870         133,547
      Decrease (increase) in unbilled
       contract revenue                (511,453)         120,648
      Decrease in deferred development
       costs                             364,405             ---
      Decrease (increase)in other
       assets                             19,391       (106,081)
      (Decrease) in accounts payable,
       accrued expenses and other
       liabilities                     (123,018)       (482,488)
      Increase in deferred income        491,924         21,884

      Net cash provided by operating
       activities                        928,294         452,210

Cash flows from investing activities:
 Purchase of property and equipment     (36,623)        (53,253)
 Proceeds from the disposal of
   fixed assets                              ---          85,000
      Net cash (used) provided by
       investing activities             (36,623)          31,747

Cash flows from financing activities:
 Repayment of obligations under
  capital leases                         (4,656)         (4,930)
 Proceeds from issuance of common
  stock                                   54,000          99,510
 Proceeds from issuance of preferred
  stock                                      ---       1,366,000
      Net cash provided by
       financing activities               49,344       1,460,580

 Net change in cash and cash
  equivalents                            941,015       1,944,537

 Cash and cash equivalents -
  beginning of period                    774,457          68,780

 Cash and cash equivalents -
  end of period                       $1,715,472    $  2,013,317

Supplemental cash flows information
 Interest paid                        $      860    $         94

 Income taxes paid                    $      ---    $        ---


The notes to the financial statements are an integral part of this statement.



           Notes to Consolidated Financial Statements

Note 1 - Financial statements:

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated statements of operations for the quarter and six months ended June 30, 1997 and 1996; (b) the consolidated  statements  of  cash  flows  for  the  six
         months ended June 30, 1997 and 1996; and (c) the consolidated financial position at June 30, 1997 and December 31, 1996 have been made. The accompanying quarterly results of operations and cash flows are not necessarily indicative of the results expected for the entire fiscal year.

         The accompanying financial statements include the accounts of Nestor, Inc., Nestor, IS, Inc. ("IS"), and Nestor Interactive, Inc. ("Interactive"). IS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries of Nestor, Inc. All intercompany transactions and balances have been eliminated.


Note 2 - Redeemable convertible preferred stock:

                                         6/30/97     12/31/96
         Series  E, par value $1.00  per
         share,       1,444       shares
         outstanding  at June  30,  1997
         and    December    31,    1996.
         $247,230   and   $189,226    of
         accumulated dividends  at  June
         30,   1997  and  December   31,
         1996, respectively.            $1,691,230  $1,633,226

         Series  F, par value $1.00  per
         share,  599  shares outstanding
         at  June  30, 1997 and December
         31,  1996.  $81,131 and $51,313
         of   accumulated  dividends  at
         June 30, 1997 and December  31,
         1996, respectively.               680,131     650,313

         Series  G, par value $1.00  per
         share,  777  shares outstanding
         at  June  30, 1997 and December
         31,  1996.  $97,586 and $46,875
         of   accumulated  dividends  at
         June 30, 1997 and December  31,
         1996, respectively.               874,586     823,875

         Series  H, par value $1.00  per
         share,       2,026       shares
         outstanding  at June  30,  1997
         and    December    31,    1996.
         $346,875   and   $265,494    of
         accumulated dividends  at  June
         30,   1997  and  December   31,
         1996, respectively              2,372,875   2,291,494

         TOTAL:                         $5,618,822 $5,398,908

Note 3:  Income (Loss) per Common Share:

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share
         ("FAS 128"), which will be adopted on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. Pursuant to this Statement, companies will replace the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS will be replaced by "diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provision of APB Opinion No. 15.

         The  pro forma effect of the adoption of FAS 128  is  as
         follows:
                                      Six Months Ending June 30,
                                          1997           1996
         Basic earnings (loss)
          per share                     $ (0.02)        $ 0.07

         Diluted earnings (loss)
          per share                     $ (0.02)        $ 0.04


Note 4 - Intangible Asset:

         On March 31, 1997, the Company purchased from Cyberiad Software, Inc. ("Cyberiad"), a Rhode Island corporation, substantially all of Cyberiad's assets. In this transaction, the Company issued 200,000 shares of its Common Stock to Cyberiad and agreed to assume approximately $10,500 of Cyberiad's liabilities. Accordingly, the Company recorded as an intangible asset the excess of its acquisition cost over the fair value of the net liabilities assumed ($394,517) and is amortizing this asset over 36 months. Amortization expense recorded in the quarter and six months ended June 30, 1997 was $32,877. Had the acquisition taken place at the beginning of each respective period, there would be no significant difference on a pro-forma basis other than the amortization of the intangible asset.

Note 5 - Termination of License Agreement:

         In June 1997 the Company and Sligos terminated a License Agreement dated October 26, 1990. Pursuant to the termination agreement, the Company paid Sligos in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of 452,000 shares of Company's Series A Preferred Stock. The Company allocated $125,000 of the payment to the settlement of its current liability to Sligos and consequently recorded other income of $100,000 as a gain on the cancellation of debt. The Company allocated the remaining $100,000 of the payment to the repurchase of its Series A Preferred Stock and, accordingly, reclassified $352,000 to additional paid-in capital.
         The Company also eliminated the long-term deferred income related to Sligos prepayments (which were received in October 1990) and recorded software licensing revenues of $480,000.


Note 6 - Amendment of License Agreement:

         On April 18, 1997, the Company amended its PRISM License Agreement with Applied Communications, Inc. ("ACI") granting to ACI expanded rights to distribute the Company's PRISM product line and revising the rate of royalties payable to the Company on future income. Pursuant to this amendment, the Company received in April an initial, non-refundable license fee of $2,000,000. In the quarter ended June 30, 1997, the Company recognized $1,025,000 of this fee as revenue. The remaining $975,000 is recorded as deferred income and will be recognized as revenues over the remainder of calendar 1997.




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

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $1,715,000 at June 30, 1997, as compared with $320,000 at March 31, 1997, and $774,000 at December 31, 1996. At June 30, 1997,
the Company had working capital of $601,000 as compared with $405,000 at March 31, 1997. The increase in cash from March 1997 to June 1997 is due, in large part, to an agreement the Company signed in April which resulted in the receipt of a non-refundable initial royalty of $2,000,000, which is described more fully under the caption, "Deferred Income", below.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as at June 30, 1997, to meet the Company's anticipated cash requirements through the end of its fiscal year ending December 31, 1997.

The Company had a negative net worth of $4,011,000 at June 30, 1997, as compared with negative net worth of $4,480,000 at March 31, 1997. These net-worth figures do not include as equity the Company's redeemable convertible preferred stock in the amount of $5,618,822 at June 30, 1997 and $5,497,236 at March 31, 1997.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $1,261,000 at June 30, 1997, as compared with $772,000 at March 31, 1997.

The increase in deferred income from March 1997 to June 1997 results, primarily, from the net of two effects: the signing in April 1997 of an amendment to the Company's PRISM license with Applied Communications, Inc., which increased deferred income; and the termination in June 1997 of the Company's license agreement with Sligos, S.A., ("Sligos) which reduced deferred income.

On April 18, 1997, the Company entered into an amendment to the PRISM License Agreement with Applied Communications, Inc. ("ACI") granting to ACI expanded rights to distribute the Company's PRISM product line and revising the rate of royalties payable to the Company on future income. Pursuant to this amendment, the Company received in April an initial, non-refundable license fee of $2,000,000. Of this fee, the Company recognized as revenues $1,025,000 in the quarter ended June 30, 1997. The remaining $975,000 was recorded as deferred income, and will be recognized as revenues over the remainder of calendar 1997.

In June 1997, the Company and Sligos terminated their license agreement dated October 26, 1990. The Company paid to Sligos $225,000 in July 1997 in full settlement of its current liability due to Sligos and of the repurchase of 452,064 shares of the Company's Series A Preferred Stock. The Company also eliminated $430,000 of long-term deferred income related to Sligos prepayments received in 1990 and never taken into income. (See "Results of Operations" below.)

Future Commitments

During the quarter ended June 30, 1997, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $19,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has no material purchase commitments other than a commitment to purchase from Intel Corporation a supply of Ni1000 Recognition Accelerator Chips. The Company placed a purchase order in the amount of $195,000 with Intel in June 1996, and expects to take delivery of this order during 1997.

In accordance with the Exclusive Marketing Agreement between Nestor and Intel dated April 7, 1994, Intel has notified the Company of its intention to phase out manufacturing of chips based on the .8 micron geometry. Given the number of chips the Company has in inventory together with the chips it has on order and can still order, management does not believe there will be a material adverse impact on its operations as a result of the termination of the manufacturing of the current version of Ni1000 chips. The Company has until October 16, 1997, to place an order for additional Ni1000 chips.

Results of Operations

In June 1997 the Company and Sligos terminated a License Agreement dated October 26, 1990. Pursuant to the termination agreement, the Company paid Sligos in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of 452,000 shares of Company's Series A Preferred Stock. The Company allocated $125,000 of the payment to the settlement of its current liability to Sligos and consequently recorded other income of $100,000 as a gain on the
cancellation  of  debt.   The  Company  allocated  the  remaining
$100,000  of  the  payment  to the repurchase  of  its  Series  A
Preferred  Stock  and,  accordingly,  reclassified  $352,000   to
additional paid-in capital. The Company also eliminated the long-term deferred income related to Sligos prepayments (which were
received   in  October  1990)  and  recorded  software  licensing
revenues of $480,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below.

On June 11, 1996, the Company entered into an exclusive License Agreement with National Computer Systems, Inc. ("NCS") transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition ("ICR") products to NCS. Under the License Agreement, the Company received an initial license fee, which was recognized as revenue in the fiscal year ended June 1996, and will receive royalties on sales of the products by NCS. Minimum annual royalties range from $160,000 in the twelve months ending June 1997 to $350,000 in 2001 and beyond.

During the quarter ended June 30, 1997, revenues decreased to $2,066,000 from $2,338,000 in the quarter ended June 30, 1996.
Revenues in the year-earlier period included $1,584,000 of revenues associated with the ICR products that were licensed to NCS in June 1996. For the six months ended June 1997, revenues were essentially equal to the prior year period ($3,307,000 in 1997 as compared to $3,312,000 in 1996); the prior-year period included $2,044,000 of revenues associated with the ICR products that were licensed to NCS.

For the quarter ended June 30, 1997, the Company realized a 12% decrease in revenues compared to the prior year and an 8% increase in expenses resulting in a 46% decrease in income from operations. ICR revenues in the quarter ended June 30, 1996, accounted for 68% of total revenues while related expenses accounted for 32% of total expenses.

For the six months ended June 30, 1997, revenues equaled the prior year's revenues while expenses increased 17% resulting in a 96% decrease in income from operations. ICR revenues in the six month period ended June 1996 accounted for 62% of total revenues while related expenses accounted for 33% of total expenses.

The following tables compare revenues for the quarter and six months ended June 30, 1997 with revenues for the comparable fiscal periods of the preceding year, including and excluding revenues from the ICR operations transferred to NCS:


                                        Total
   Total       Total                   Revenues
 Revenues     Revenues    Year-to-   Q/E 6/30/96   Year-to-
Q/E 6/30/97 Q/E 6/30/96     year      Excluding      year
                           Change        ICR        Change
$2,066,000   $2,338,000     -12%       $755,000      +173%


                                        Total
   Total       Total                   Revenues
 Revenues     Revenues                Six Months
Six Months   Six Months   Year-to-      Ended      Year-to-
   Ended       Ended        year       6/30/96       year
  6/30/97     6/30/96      Change     Excluding     Change
                                         ICR
$3,307,000   $3,312,000      0%       $1,268,000     +161%


Software Licensing

Product-licensing revenues totaled $1,778,000 in the quarter ending June 30, 1997, as compared with $1,548,000 in the same quarter in the prior fiscal year. In the 1997 quarter, product-licensing revenues consisted primarily of PRISM license fees, whereas in the 1996 quarter, product-licensing revenues consisted primarily of ICR license fees. Thus, the increase in software-licensing revenues reflects the growth of licensing revenues in the Company's PRISM product line. Such revenues totaled
$1,661,000, including $480,000 of revenue relating to the termination of the PRISM license agreement with Sligos. In the corresponding quarter of the prior year, licensing revenues relating to the PRISM product line totaled $18,000. For the six months ended June 1997, PRISM licensing revenues totaled $2,180,000, including $480,000 of revenue relating to the termination of the Sligos license; in the six months ended June 1996 PRISM licensing revenues totaled $19,000.

The Company recognized $116,000 and $123,000 of royalties in the quarter and six months ended June 30, 1997, respectively, pursuant to its License Agreement with NCS. In the corresponding periods of the prior fiscal year the Company recognized revenues from the licensing of the ICR products of $1,529,000 and $1,903,000, respectively, including end-user license fees and an initial license fee paid by NCS to the Company.

Engineering Services

During the quarter ended June 30, 1997, revenues from engineering contracts decreased to $208,000 from $754,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1997, engineering revenues decreased to $902,000 from $1,301,000 in the year-earlier period. Prior-year revenues included $53,000 and $142,000 of engineering revenues relating to the ICR products in the quarter and six months ended June 30, 1996, respectively.

Revenues relating to the customer-funded modification of Nestor's Fraud Detection System totaled $194,000 in the quarter ended June 30, 1997, as compared with $567,000 in the comparable period of the prior year. For the six months ended June 1997, such revenues totaled $858,000, as compared with year-earlier revenues totaling $850,000.

The Company's contracts with the Defense Advanced Research Projects Agency (DARPA) require engineering services rendered by the Company to develop a generic commercial application of the Company's technology to high-speed pattern recognition through the creation of an integrated circuit, associated circuit boards, and supporting development software. The Company has two contracts with DARPA. The first contract, which was signed in April 1990, in the amount of $1,630,000 was completed during the quarter ended June 30, 1997. The second contract, signed August 26, 1993, is in the amount of $776,000; as of June 30, 1997, approximately $773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract was valued at approximately $597,000. On March 31, 1997, the Company extended its contract with JPL to include in-field evaluation of the prototype system developed under the original JPL contract. The value of the contract was increased to $730,000; as of June 30, 1997, approximately $633,000 had been earned.

The terms of the DARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the quarter ended June 30, 1997, the Company recognized revenues totaling $14,000 under its government contracts. In the year-earlier period such revenues totaled $129,000. For the six months ended June 1997, the Company recognized revenues totaling $44,000, as compared with $281,000 of such revenues in the year-earlier period.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $81,000 in the quarter ended June 1997, as compared with $36,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1997, such revenues totaled $90,000, as compared with $86,000 in the year earlier period.

The  Company  is continuing its development of the  TrafficVision
product,   which   will   incorporate  the   Ni1000   Recognition
Accelerator  Chip  (see  "Investment in Product  Development  and
Marketing," below).

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,604,000 in the quarter ended June 30, 1997, an increase of $117,000 over total operating costs of $1,487,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1997, total operating expenses were $3,287,000, an increase of $490,000 from $2,797,000 of total operating expenses in the year-earlier period.

Included in operating expenses for the first quarter of fiscal 1997 is the recognition of $364,000 of costs relating to a project to customize the Company's PRISM Fraud Detection System for a customer. These costs were incurred during the six months ended December 31, 1996, but were deferred because the terms of the agreement were not finalized until March 1997. The Company accounted for the costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. The agreement was completed and required deliveries were made in March 1997.

Included in the quarter and six months ended June 30, 1996, were approximately $479,000 and $937,000, respectively, of expenses attributable to the ICR products, which were licensed to NCS in June 1996. Most of the expenses associated with the ICR products are no longer incurred by the Company as NCS hired most of the Company's staff assigned to development, sales, and support of the ICR products.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended June 30, 1997, the Company paid $831,000 for wages and consulting, as compared with total wages and consulting fees of $782,000 paid in the corresponding quarter of the prior fiscal year. For the six months ended June 30, 1997, wages and consulting costs totaled $1,529,000, as compared with $1,528,000 in the year-earlier period.

Engineering Services

Costs  relating to engineering services totaled $201,000  in  the quarter ended June 30, 1997, as compared to $497,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1997, engineering services costs totaled $785,000 as compared with $1,004,000 in the year-earlier period.

As a percentage of engineering service revenues, these costs have grown in the quarter ended June 1997 as compared with the year-earlier period reflecting additional costs incurred on projects that had been expected to conclude in the quarter ended March 31, 1997.


Research and Development

Research and development expenses totaled $473,000 in the quarter ended June 30, 1997, as compared with $203,000 in the year-earlier period. For the six months ended June 1997, these costs totaled $749,000, as compared with $333,000 in the corresponding period of the prior fiscal year.

The increase in such costs reflects the net of increased investment in product development in all of the Company's product lines in the current year and the absence of product development relating to the ICR products. Investment in the ICR products in the quarter and six months ended June 30, 1996 totaled $174,000 and $295,000, respectively.

Selling and Marketing

Selling and marketing costs increased $92,000 to $577,000 in the quarter ended June 30, 1997, from $485,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1997, selling and marketing costs increased to $1,040,000 from $867,000 in the corresponding period of the prior fiscal year. Selling and marketing costs for the six months ended June 1997 include $79,000 of costs associated with the PRISM development project that had been deferred from the six months ended December 1996.

The increase in selling costs in the quarter and the six-month period reflects, primarily, the net of two effects: an increase in sales and marketing costs in each of the Company's product lines and the absence of selling costs relating to the ICR products. PRISM selling costs totaled $388,000 and $714,000 in the quarter and six months ended June 1997, respectively, as compared with $115,000 and $211,000 in the corresponding periods of the prior fiscal year. Selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled $144,000 and $240,000 in the quarter and six months ended June 1997, respectively, as compared with $71,000 and $101,000 in the same periods of the prior fiscal year. Selling costs associated with InterSite, which the Company began to develop in July 1996, totaled $45,000 and $87,000 in the quarter and six months ended June 30, 1997. Selling and marketing costs relating to the ICR products totaled $299,000 and $554,000 in the quarter and six months ended June 30, 1996, respectively.

General and Administrative

General and administrative expenses totaled $337,000 in the June 1997 quarter, as compared with $287,000 in the same quarter of the previous fiscal year. For the six months ended June 30, 1997, general and administrative costs totaled $692,000, as compared with $542,000 in the year-earlier period. General and administrative costs for the six months ended June 1997 include $76,000 of costs associated with the PRISM development project that had been deferred from the six months ended December 31, 1996.

Other Income

Other income totaled $93,000 in the quarter ended June 30, 1997, as compared with $218,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1997, other income totaled $71,000, as compared with $220,000 in the year-earlier period.

In June 1997, the Company recorded other income of $100,000 as a gain on the cancellation of debt relating to the termination of the License Agreement with Sligos. In June 1996, the Company recorded other income of $213,000 as a gain on the sale of intangibles relating to the sale of the ICR products to NCS.

Investment in Product Development and Marketing

The largest investment made by the Company was in its Intelligent Sensors Division, which is responsible for the development and marketing of the TrafficVision products, an outgrowth of work under the JPL contract. The Company extended its contract with JPL and made initial commercial deliveries in the first quarter in 1997. For the six months ended June 30, 1997, expenses of this group exceeded revenues by $547,000.

The Company began development in July 1996 of products for use in internet and intranet environments. Costs associated with this effort totaled $224,000 in the six months ended June 30, 1997.

Revenues  relating  to the Company's PRISM  and  Fraud  Detection
System  exceeded expenses by $1,359,000 in the six  months  ended
June 30, 1997, including $480,000 of license revenue relating to the termination of the License Agreement with Sligos.


Net Income

During the quarter ended June 30, 1997, the Company generated net income of $555,000, as compared with net income of $1,069,000 in the corresponding period of the prior fiscal year. After allowance for preferred stock dividends of $125,000 and $96,000 for the three months ended June 30, 1997 and 1996, respectively, the net income available for common stock was $430,000 and 973,000, respectively.

For the six months ended June 30, 1997, the Company generated net income of $91,000, as compared with net income of $735,000 in the year-earlier period. After allowance for preferred stock dividends of $228,000 and $180,000 for the six months ended June 30, 1997 and 1996, respectively, the Company experienced a net loss available for common stock of $137,000 in 1997 and generated net income available for common stock of $555,000 in 1996.


                          NESTOR, INC.

                    FORM 10-Q - June 30, 1997


Item 6  Exhibits and reports on Form 8-K

        (a) Exhibits - None

        (b) Reports   on  Form  8-K:   On  April  30,  1997,   the
            Corporation  filed with the Securities  and  Exchange
            Commission  a current report on Form 8-K dated  April
            18, 1997.

        (c) Reports   on   Form  8-K:   On  May   7,   1997,   the
            Corporation  filed with the Securities  and  Exchange
            Commission a current report on Form 8-K dated May 6, 1997.







                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)



DATE:  August 14, 1997               By:/s/ Nigel P. Hebborn
                                         Chief Financial Officer