Form 10-Q
period 1997-09-30
NESTOR INC
filed 1997-11-14
CIK 720851

-2-
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30,
       1997

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

                Yes  X              No _________


    Common stock, par value .01 per share: 9,330,937 shares outstanding as of September 30, 1997

                          NESTOR, INC.

                  FORM 10Q - September 30, 1997

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Operations (Unaudited)
       Nine Months Ended September 30, 1997 and 1996

       Consolidated Balance Sheets
       September  30, 1997 (Unaudited) and December 31, 1996

       Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended September 30, 1997 and 1996

       Notes to Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Consolidated Statements of Operations
                                   Nine Months Ending September 30,
                                     Quarter Ending September 30,
                               1997        1996         1997        1996
Revenues:
  Software licensing      $3,335,500   $2,104,487  $1,031,645  $   183,783
  Engineering services     1,370,455    1,726,134     468,389      424,178
  Tangible product sales     193,534      122,738      92,310       32,906
    Total revenues         4,899,489    3,953,359   1,592,344      640,867
Operating Expenses:
  Engineering services     1,137,018    1,554,959     351,733      528,746
  Tangible product sales      66,154       52,617      46,222        2,989
  Research and development 1,151,218      437,351     401,713      109,926
  Selling and marketing
    expenses               1,596,874    1,042,221     556,450      190,883
  General and adminis-
    trative expenses         976,939      730,737     284,347      188,224
    Total costs and
      expenses             4,928,203    3,817,885   1,640,465    1,020,768
Income (loss) from
 operations                  (28,714)      135,474    (48,121)    (379,901)
Other income (expenses)        57,830      235,712    (13,838)       15,170
Income (loss) for the period
  before income taxes          29,116      371,186    (61,959)    (364,731)
Income taxes                      ---          ---         ---          ---
Net Income (loss)
 for the Period            $   29,116   $  371,186  $ (61,959)  $ (364,731)
Income (Loss) Per Share:
  Net Income (Loss)
    for the Period        $   29,116   $  371,186  $ (61,959)  $ (364,731)
  Dividends accrued on
    preferred stock          339,892      279,727     111,320       99,689
  Income (Loss) Applicable
    to Common Stock       $ (310,776)  $   91,459  $(173,279)  $ (464,420)
  Income (Loss) Per Share:
    Primary               $    (0.03)  $     0.01  $    (0.02) $    (0.05)
    Fully diluted         $    (0.03)  $     0.01  $    (0.02) $    (0.05)
  Shares Used in Computing
  Income (Loss) Per Share:
    Primary                9,205,998   11,917,485   9,336,312    8,534,326
    Fully diluted          9,205,998   12,588,247   9,336,312    8,534,326

  The notes to the financial statements are an integral part of this statement.

                          Nestor, Inc.
                   Consolidated Balance Sheets
                                       September 30,    December 31,
                                            1997            1996
                  Assets
Current assets:
                                                           <C)
 Cash and cash equivalents                  $    715,150   $     774,457
 Accounts receivable,
   net of allowance for
   doubtful accounts                             752,076       1,009,149
 Unbilled contract revenue                       568,313         126,945
 Deferred development costs                          ---         364,405
 Other current assets                            211,430         276,615
    Total current assets                       2,246,969       2,551,571
Long term portion of unbilled
 contract revenue                                400,000             ---
Property and equipment at cost -
 net of accumulated depreciation                 237,219         255,590
Intangible assets -
 net of accumulated amortization                 328,764             ---
Other assets                                        5,783          10,783

Total Assets                                 $  3,218,735   $   2,817,944

 Liabilities and Stockholders' Deficit
Current liabilities:
 Accounts payable and accrued expenses      $    782,559   $     670,742
 Other current liabilities                         9,772         298,848
 Deferred income                                 855,873         338,404
    Total current liabilities                  1,648,204       1,307,994

Noncurrent liabilities:
 Long term obligations under capital leases        5,113          12,212
    Total liabilities                          1,653,317       1,320,206
 Long term portion of deferred income                ---         430,899
 Redeemable preferred stock (see footnote)     5,725,603       5,398,908

Stockholders' deficit:
Preferred stock, $1.00 par value,
 authorized 10,000,000 shares;
 issued and outstanding:
Series A - 0 shares at September 30, 1997
 and  452,064 shares at December 31, 1996
 (liquidation value $904,128 - $2.00 per share)      ---         452,064
Series B - 1,475,000 shares at September 30,
 1997 (liquidation value $1,475,000 -
 $1.00 per share) and 1,635,000 shares at
 December 31, 1996 (liquidation value
 $1,635,000 - $1.00 per share)                 1,475,000       1,635,000
Series D - 172,871 shares at
 September 30, 1997 (liquidation
 value $263,844 - $1.50 per share plus
 accrued dividends)and 179,671 shares at
 December 31, 1996 (liquidation value
 $279,230 - $1.50 per share plus
 accrued dividends)                              263,844         279,230
Series C, E, F, G and H -
 redeemable preferred stock (shown above)
Common Stock, $.01 par value, authorized
 30,000,000 shares; issued and outstanding;
 9,330,937 shares at September 30, 1997
 and 8,916,141 shares at December 31, 1996        93,309          89,161
Warrants and options                              497,363         417,500
Additional paid-in capital                     12,613,851      11,927,644
Retained (deficit)                           (19,103,552)    (19,132,668)

   Total stockholders'deficit                (4,160,185)     (4,332,069)

Total Liabilities and Stockholders' Deficit  $  3,218,735   $   2,817,944




The notes to the financial statements are an integral part of this statement.

                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                                              Nine Months Ending
                                                 September 30,
                                               1997            1996
Cash flows from operating activities:
 Net income                                   $      29,116     $371,186
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                   137,425       80,716
    Loss on disposal of fixed assets                    ---        4,346
    Expenses charged to operations relating
     to options, warrants and
     capital transactions                           135,063     (31,073)
    Gain on extinguishment of debt                (100,000)          ---
    Changes in assets and liabilities:
     Decrease in accounts receivable                257,073      346,057
     (Increase) in unbilled
      contract revenue                            (841,368)     (121,971)
     Decrease (increase)in deferred
      development costs                             364,405     (118,000)
     Decrease (increase)in other assets              62,697     (151,364)
     (Decrease) in accounts payable,
      accrued expenses and other liabilities      (187,781)     (671,786)
     Increase (decrease) in deferred income          86,570     (19,250)

     Net cash used by operating activities         (56,800)     (311,139)

Cash flows from investing activities:
 Purchase of property and equipment                (51,283)     (88,920)
 Proceeds from the disposal of fixed assets             ---       85,000
     Net cash used by investing activities         (51,283)      (3,920)

Cash flows from financing activities:
 Repayment of obligations under capital leases      (7,099)      (8,501)
 Proceeds from issuance of common stock              55,875      251,685
 Proceeds from issuance of preferred stock              ---     1,366,000
     Net cash provided by financing activities                  48,776
1,609,184

 Net change in cash and cash equivalents           (59,307)     1,294,125

 Cash and cash equivalents -
  beginning of period                               774,457       68,780

 Cash and cash equivalents -
  end of period                               $     715,150     $1,362,905

Supplemental cash flows information
 Interest paid                                $       1,347     $  2,902

 Income taxes paid                            $         ---     $    ---





The notes to the financial statements are an integral part of this statement.

           Notes to Consolidated Financial Statements


Note 1 - Financial statements:

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated statements of operations for the quarter and nine months ended September 30, 1997 and 1996; (b) the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996; and (c) the consolidated financial position at September 30, 1997 and December 31, 1996 have been made. The accompanying quarterly results of operations and cash flows are not necessarily indicative of the results expected for the entire fiscal year.

         The accompanying financial statements include the accounts of Nestor, Inc., Nestor, IS, Inc. ("IS"), and Nestor Interactive, Inc. ("Interactive"). IS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries of Nestor, Inc. All intercompany transactions and balances have been eliminated.



Note 2 - Redeemable convertible preferred stock:

          Series C, E, F, G and H:  4,846 shares at September 30,
          1997 and December 31, 1996 (liquidation value $1,000.00 per share plus accrued dividends):

                                            9/30/97    12/31/96
         Series  E, par value $1.00  per
         share,       1,444       shares
         outstanding  at  September  30,
         1997  and  December  31,  1996.
         $276,999   and   $189,226    of
         accumulated    dividends     at
         September    30,    1997    and
         December       31,        1996,
         respectively.                    $  1,720,999   $  1,633,226

         Series  F, par value $1.00  per
         share,  599  shares outstanding
         at   September  30,  1997   and
         December  31,  1996.    $96,549
         and   $51,313   of  accumulated
         dividends   at  September   30,
         1997  and  December  31,  1996,
         respectively.                    $    695,549   $    650,313

         Series  G, par value $1.00  per
         share,  777  shares outstanding
         at   September  30,  1997   and
         December  31,  1996.   $117,413
         and   $46,875   of  accumulated
         dividends   at  September   30,
         1997  and  December  31,  1996,
         respectively.                    $    894,413   $    823,875

         Series  H, par value $1.00  per
         share,       2,026       shares
         outstanding  at  September  30,
         1997  and  December  31,  1996.
         $388,642   and   $265,494    of
         accumulated    dividends     at
         September    30,    1997    and
         December       31,        1996,
         respectively                        2,414,642      2,291,494

         TOTAL                            $  5,725,603   $  5,398,908



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

         The pro forma effect of the adoption of FAS 128 is as follows:

                                 Nine Months Ending September 30,
                                      1997             1996

         Basic earnings (loss)
          per share                 $ (0.03)         $ 0.01

         Diluted earnings (loss)
          per share                 $ (0.03)         $ 0.01

Note 4 - Intangible Asset:

         On March 31, 1997, the Company purchased from Cyberiad Software, Inc. ("Cyberiad"), a Rhode Island corporation, substantially all of Cyberiad's assets. In this transaction, the Company issued 200,000 shares of its Common Stock to Cyberiad and agreed to assume approximately $10,500 of Cyberiad's liabilities. Accordingly, the Company recorded as an intangible asset the excess of its acquisition cost over the fair value of the net liabilities assumed ($394,517) and is amortizing this asset over 36 months. Amortization expense recorded in the quarter and nine months ended September 30, 1997 was $65,753. Had the acquisition taken place at the beginning of each respective period, there would be no significant difference on a pro-forma basis other than the amortization of the intangible asset.

Note 5 - Termination of License Agreement:

         In June 1997 the Company and Sligos terminated a License Agreement dated October 26, 1990. Pursuant to the termination agreement, the Company paid Sligos in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of 452,064 shares of Company's Series A Preferred Stock. The Company allocated $125,000 of the payment to the settlement of its current liability to Sligos and consequently recorded other income of $100,000 as a gain on the cancellation of debt. The Company allocated the remaining $100,000 of the payment to the repurchase of its Series A Preferred Stock and, accordingly, reclassified $352,000 to additional paid-in capital.
         The Company also eliminated the long-term deferred income related to Sligos prepayments (which were received in October 1990) and recorded software licensing revenues of $480,000.

Note 6 - Amendment of License Agreement:

         On April 18, 1997, the Company amended its PRISM License Agreement with Applied Communications, Inc. ("ACI") granting to ACI expanded rights to distribute the Company's PRISM product line and revising the rate of royalties payable to the Company on future income. Pursuant to this amendment, the Company received in April an initial, non-refundable license fee of $2,000,000. In the nine months ended September 30, 1997, the Company recognized $1,512,500 of this fee as revenue. The remaining $487,500 is recorded as deferred income and will be recognized as revenues over the remainder of calendar 1997.





Management's Discussion and Analysis of
Financial Condition and Results of Operations


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

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $715,000 at September 30, 1997, as compared with $1,715,000 at June 30, 1997, and $321,000 at March 31, 1997. At September 30,
1997, the Company had working capital of $599,000 as compared with $601,000 at June 30, 1997.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as at September 30, 1997, to meet the Company's anticipated cash requirements through the end of its fiscal year ending December 31, 1997.

The  Company had a negative net worth of $4,160,000 at  September
30, 1997, as compared with negative net worth of $4,011,000 at June 30, 1997.



Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $856,000 at September 30, 1997, as compared with $1,261,000 at June 30, 1997.

On April 18, 1997, the Company entered into an amendment to the PRISM License Agreement with Applied Communications, Inc. ("ACI") granting to ACI expanded rights to distribute the Company's PRISM product line and revising the rate of royalties payable to the Company on future income. Pursuant to this amendment, the Company received in April an initial, non-refundable license fee of $2,000,000. In the nine months ended September 30, 1997, the Company recognized $1,512,500 of this fee as revenue. The remaining $487,500 is recorded as deferred income and will be recognized as revenue over the remainder of calendar 1997.

In June 1997, the Company and Sligos terminated their license agreement dated October 26, 1990. The Company paid to Sligos $225,000 in July 1997 in full settlement of its current liability due to Sligos and of the repurchase of 452,064 shares of the Company's Series A Preferred Stock. The Company also eliminated $431,000 of long-term deferred income related to Sligos prepayments received in 1990 and never taken into income. (See "Results of Operations" below.)

Future Commitments

During the quarter ended September 30, 1997, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $15,000. The Company has no material commitment for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has placed purchase orders totaling $877,500 with Intel Corporation for a supply of the Ni1000 Recognition Accelerator Chips. The Company expects to take delivery of $195,000 of the chips during 1998; $292,500 after December 1998; and $390,000 after December 1999.

The Company entered into an agreement on September 25, 1997, for the modification of one of the components of the TrafficVision product. Nestor agreed to pay Zeller Research, LTD $75,000 for engineering, which is expected to be completed by the end of 1997, and to purchase 100 units of the modified component at a total cost of up to $53,000.

Results of Operations

For the quarter ended September 30, 1997, the Company realized a 148% increase in revenues compared to the prior year and a 61% increase in expenses resulting in an 87% decrease in the loss from operations. For the nine months ended September 1997, the Company realized a 24% increase in revenues compared to the prior year and a 29% increase in expenses resulting in a 121% decrease in income from operations.

In June 1997 the Company and Sligos terminated a License Agreement dated October 26, 1990. Pursuant to the termination agreement, the Company paid Sligos in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of 452,064 shares of Company's Series A Preferred Stock. In the quarter ended June 30, 1997, the Company allocated $125,000 of the payment to the settlement of the current liability to Sligos and recorded other income of $100,000 as a gain on the elimination of debt. The Company allocated the remaining $100,000 of the payment to the repurchase of its Series A Preferred Stock and, accordingly, reclassified $352,000 to additional paid-in capital. The Company also eliminated the long-term deferred income related to Sligos prepayments (which were
received   in  October  1990)  and  recorded  software  licensing
revenues of $480,000.

On June 11, 1996, the Company entered into an exclusive License Agreement with National Computer Systems, Inc. ("NCS") transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition ("ICR") products to NCS. Under the License Agreement, the Company received an initial license fee, which was recognized as revenue in the fiscal year ended June 1996, and will receive royalties on sales of the products by NCS. Minimum annual royalties range from $160,000 in the twelve months ended June 1997 to $350,000 in 2001 and beyond.


Revenues

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below.

During the quarter ended September 30, 1997, revenues increased to $1,592,000 from $641,000 in the quarter ended September 30, 1996. For the nine months ended September 1997, revenues increased to $4,899,000 from $3,953,000 in the year-earlier period. Revenues in the current year include $105,000 of royalties under the license agreement with NCS as compared with $2,078,000 of revenues in the prior year period associated with the ICR products that were licensed to NCS in June 1996.

The following tables compare revenues for the quarter and nine months ended September 30, 1997 with revenues for the comparable fiscal periods of the preceding year, including and excluding revenues from the ICR operations transferred to NCS:

  Quarter:
                                          Total
                                         Revenues
     Total       Total      Year-to-    Sept. 1996   Year-to-
   Revenues     Revenues      year      Excluding      year
  Sept. 1997   Sept. 1996    Change        ICR        Change
  $1,592,000    $641,000      +148%      $607,000      +162%

  Year To Date:
                                          Total
                                         Revenues
     Total       Total      Year-to-    Sept. 1996   Year-to-
   Revenues     Revenues      year      Excluding      year
  Sept. 1997   Sept. 1996    Change        ICR        Change
  $4,899,000   $3,953,000     +24%      $1,875,000     +161%


Software Licensing

Software licensing revenues totaled $1,032,000 in the quarter ending September 30, 1997, as compared with $184,000 in the same quarter in the prior fiscal year. The increase in software licensing revenues reflects the growth of licensing revenues in the Company's PRISM product line, which accounts for all of the Company's software licensing revenues in the third quarter. In the corresponding quarter of the prior year, licensing revenues relating to the PRISM product line totaled $115,000. For the nine months ended September 1997, PRISM licensing revenues totaled $3,229,000, including $480,000 of revenue relating to the termination of the Sligos license; in the nine months ended September 1996 PRISM licensing revenues totaled $135,000.

The Company recognized $0 and $105,000 of royalties in the quarter and nine months ended September 30, 1997, respectively, pursuant to its License Agreement with NCS. In the corresponding periods of the prior fiscal year the Company recognized revenues from the licensing of the ICR products of $33,000 and $1,936,000, respectively, including end-user license fees and an initial license fee paid by NCS to the Company.

Engineering Services

During the quarter ended September 30, 1997, revenues from engineering contracts increased to $468,000 from $424,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 1997, engineering revenues decreased to $1,370,000 from $1,726,000 in the year-earlier period. Prior-year revenues included $0 and $142,000 of engineering revenues relating to the ICR products in the quarter and nine months ended September 30, 1996, respectively.

Revenues relating to the customer-funded modification of Nestor's Fraud Detection System totaled $445,000 in the quarter ended September 30, 1997, as compared with $240,000 in the comparable period of the prior year. For the nine months ended September 1997, such revenues totaled $1,303,000, as compared with year-earlier revenues totaling $1,090,000.

The Company's contract with the Defense Advanced Research Projects Agency (DARPA) requires engineering services rendered by the Company to develop a circuit board for use with the Ni1000 Recognition Accelerator Chip. The contract, signed August 26, 1993, is in the amount of $776,000; as of September 30, 1997, approximately $773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract was valued at approximately $597,000. On March 31, 1997, the Company extended its contract with JPL to include in-field evaluation of the prototype system developed under the original JPL contract. The value of the contract was increased to $730,000; as of September 30, 1997, approximately $643,000 had been earned.

The terms of the DARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the quarter ended September 30, 1997, the Company recognized revenues totaling $10,000 under its government contracts. In the year-earlier period such revenues totaled $184,000. For the nine months ended September 1997, the Company recognized revenues totaling $53,000, as compared with $465,000 of such revenues in the year-earlier period.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $19,000 in the quarter ended September 1997, as compared with $33,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 1997, such revenues totaled $108,000, as compared with $120,000 in the year earlier period.

The Company is continuing its development of the TrafficVision product, which will incorporate the Ni1000 Recognition Accelerator Chip (see "Investment in Product Development and
Marketing," below). During the quarter ended September 1997, initial commercial shipments for evaluation of TrafficVision totaled $73,000. For the nine months ended September 1997, such shipments of TrafficVision, including Beta versions, totaled $85,000.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,640,000 in the quarter ended September 30, 1997, an increase of $621,000 over total operating costs of $1,021,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 1997, total operating expenses were $4,928,000, an increase of $1,110,000 from $3,818,000 of total operating expenses in the year-earlier period.

Included in operating expenses for the first nine months of fiscal 1997 is the recognition of $364,000 of costs relating to a project to customize the Company's PRISM Fraud Detection System for a customer. These costs were incurred during the six months ended December 31, 1996, but were deferred into the first quarter of fiscal 1997 because the terms of the agreement were not finalized until March 1997. The Company accounted for the costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. The agreement was completed and required deliveries were made in March 1997.

Included in the quarter and nine months ended September 30, 1996, were $0 and $937,000, respectively, of expenses attributable to the ICR products, which were licensed to NCS in June 1996. Most of the expenses associated with the ICR products are no longer incurred by the Company as NCS hired most of the Company's staff assigned to development, sales, and support of the ICR products.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended September 30, 1997, the Company incurred $825,000 for wages and consulting expense, as compared with total wages and consulting fees of $629,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 30, 1997, wages and consulting costs totaled $2,354,000, as compared with $2,157,000 in the year-earlier period.

Engineering Services

Costs relating to engineering services totaled $352,000 in the quarter ended September 30, 1997, as compared to $529,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 1997, engineering services costs totaled $1,137,000 as compared with $1,555,000 in the year-earlier period.

As a percentage of engineering-service revenues, these costs have decreased in the quarter and nine months ended September 1997 as compared with the year-earlier periods. The prior-year periods include costs incurred on projects that had been expected to conclude in the quarter ended June 30, 1996 but which continued through the quarter ended September 30, 1996.

Research and Development

Research and development expenses totaled $402,000 in the quarter ended September 30, 1997, as compared with $110,000 in the year-earlier period. For the nine months ended September 1997, these costs totaled $1,151,000, as compared with $437,000 in the corresponding period of the prior fiscal year.

The increase in such costs reflects the net of increased investment in product development in all of the Company's product lines in the current year and the absence of product development relating to the ICR products. Investment in the ICR products in the quarter and nine months ended September 30, 1996 totaled $0 and $295,000, respectively.

Selling and Marketing

Selling and marketing costs increased $365,000 to $556,000 in the quarter ended September 30, 1997, from $191,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 1997, selling and marketing costs increased to $1,597,000 from $1,042,000 in the corresponding period of the prior fiscal year. Selling and marketing costs for the nine months ended September 1997 include $79,000 of costs associated with the PRISM development project that had been deferred from the six months ended December 1996.

The increase in selling costs in the quarter and the nine-month period reflects, primarily, the net of two effects: an increase in sales and marketing costs in each of the Company's product lines and the absence of selling costs relating to the ICR products. PRISM selling costs totaled $351,000 and $1,065,000 in the quarter and nine months ended September 1997, respectively, as compared with $99,000 and $311,000 in the corresponding periods of the prior fiscal year. Selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled $179,000 and $419,000 in the quarter and nine months ended September 1997, respectively, as compared with $81,000 and $167,000 in the same periods of the prior fiscal year. Selling costs associated with InterSite, which the Company began to develop in July 1996, totaled $26,000 and $114,000 in the quarter and nine months ended September 30, 1997; in the comparable quarter of 1996, initial selling costs totaled $10,000. Selling and marketing costs relating to the ICR products totaled $0 and $555,000 in the quarter and nine months ended September 30, 1996, respectively.

General and Administrative

General and administrative expenses totaled $284,000 in the September 1997 quarter, as compared with $188,000 in the same quarter of the previous fiscal year. For the nine months ended September 30, 1997, general and administrative costs totaled
$977,000, as compared with $731,000 in the year-earlier period. General and administrative costs for the nine months ended September 1997 include $76,000 of costs associated with the PRISM development project that had been deferred from the six months ended December 31, 1996.

Other Income (Expense)

Other expenses totaled $14,000 in the quarter ended September 30, 1997, as compared with other income of $15,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 1997, other income totaled $58,000, as compared with other income of $236,000 in the year-earlier period.

In June 1997, the Company recorded other income of $100,000 as a gain on the elimination of debt relating to the termination of the License Agreement with Sligos. In June 1996, the Company recorded other income of $213,000 as a gain on the sale of intangibles relating to the sale of the ICR products to NCS.

Investment in Product Development and Marketing

The largest investment made by the Company was in its Intelligent Sensors Division, which is responsible for the development and marketing of the TrafficVision products, an outgrowth of work under the JPL contract. The Company extended its contract with JPL and made initial commercial deliveries in the September 1997 quarter. For the nine months ended September 30, 1997, expenses of this group exceeded revenues by $859,000.

The Company began development in July 1996 of products for use in internet and intranet environments. Costs associated with this effort totaled $352,000 in the nine months ended September 30, 1997. In October 1997 Lycos, Inc., which hosts one of the most active Web sites on-line, selected Nestor's InterSite to provide intelligent personalization for Lycos' global Internet navigation center.

Revenues relating to the Company's PRISM and Fraud Detection System exceeded expenses by $2,051,000 in the nine months ended September 30, 1997, including $480,000 of license revenue relating to the termination of the License Agreement with Sligos.


Net Income

During the quarter ended September 30, 1997, the Company generated a net loss of $62,000, as compared with a net loss of $365,000 in the corresponding period of the prior fiscal year. After allowance for preferred stock dividends of $111,000 and $100,000 for the three months ended September 30, 1997 and 1996, respectively, the quarterly net loss applicable to common stock was $173,000 and $464,000, respectively.

For the nine months ended September 30, 1997, the Company generated net income of $29,000, as compared with net income of $371,000 in the year-earlier period. After allowance for preferred stock dividends of $340,000 and $280,000 for the nine months ended September 30, 1997 and 1996, respectively, the Company experienced a net loss applicable to common stock of $311,000 in 1997 and generated net income applicable to common stock of $91,000 in 1996.






                          NESTOR, INC.

                 FORM 10-Q - September 30, 1997


Item 6  Exhibits and reports on Form 8-K

        (a)Exhibits - None







                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)




DATE:  November 14, 1997             By: /s/ Nigel P. Hebborn
                                         Chief Financial Officer