Form 10-K
period 1997-12-31
NESTOR INC
filed 1998-03-31
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended     December 31, 1997

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from
               ________________    to   ________________

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



                         Exhibit Index is on Page _________


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on March 25, 1998 was $13,847,772. The number of shares outstanding of the Registrant's Common Stock at March 25, 1998 was 9,466,237.

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

On January 1, 1997, Nestor, Inc. formed two wholly owned subsidiaries: Nestor Intelligent Sensors, Inc. (IS) and Nestor Interactive, Inc. (Interactive). IS develops and markets the TrafficVision and Ni1000 product lines while Interactive is developing InterSite, an internet commerce solution.


Nestor Products

Nestor offers complete application-software solutions that include adaptive decision models, implementation, education, training, consulting and engineering support services. Current Nestor software products detect credit/debit card fraud PRISM(R), provide remote traffic management of freeways and intersections TrafficVision(R), provide responsive on-line information to internet Web site visitors (InterSite) and provide much greater efficiencies in document processing and fax distribution environments (OmniTools & N'Route, which were exclusively licensed to NCS in June 1996). Nestor's software solutions are designed for client-server implementation and flexible integration with customers' existing computing infrastructures. Installation time periods for the Company's software solutions depend upon the particular product involved, and can take as little as three days or as long as six months. The Company believes that PRISM customer payback periods for license, installation, and first year user fees are typically less than one year.

The Company designs and develops specialized software products utilizing its proprietary software and information-management knowledge, and, to a lesser degree, designs hardware components that will enhance the performance of its software products. The Company's products comprise the following categories: Fraud
Detection and Risk Assessment Systems - are designed to effectively detect and control fraudulent transactions for financial institutions that issue credit, debit, or other financial use cards. The Company is evaluating the expansion of these product technologies into additional applications such as health-care payments, long-distance telephone fraud, mobile-phone service theft, and database marketing. Traffic Management Systems - are a combination of internally developed software and internally and externally developed hardware components that perform as a traffic management system for open road and intersection applications. The products enable dual use of video networks to support both traffic/roadway. Internet Web Server Systems - are designed to synthesize information from multiple data sources within an organization and provide content to present to Web site visitors based on the current state of the visitor's information. Intersite's purpose is to provide scores of site visitors which are useful in predicting the purchasing behavior of visitors. Intelligent Character Recognition Systems
- include packages of software applications such as OmniTools, NestorReader, and N'Route which increase productivity in document processing and fax distribution environments.

Fraud Detection and Risk-Assessment Systems

The Company's PRISM product line includes the Nestor Fraud Detection System(FDS) and the flagship product, Proactive Risk Management (PRISM) system which have been licensed to ten financial-services clients as of December 31, 1997. These systems can detect bank-card or credit-card fraud, and can be readily updated by clients to adapt to changing patterns of fraudulent transactions. By monitoring each cardholder's historical and current transactions, PRISM is capable of detecting unusual patterns of card use and of rapidly detecting a significant proportion of fraudulent transactions with an extremely low error rate. Customers have reported a reduction of more than 50% in their credit-card fraud loss experience within 30 days of installation.

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

In February 1995, the Company announced PRISM. PRISM enhances the fraud-detection capabilities of FDS to include workflow management and other PC-based productivity tools that are designed to enable the fraud manager and fraud-control team to efficiently identify and track frauds detected by the system. The initial PRISM system was an FDS installed at G.E. Capital Consumer Financial Services, which was upgraded to incorporate PRISM in 1995.

During 1997, the Company expanded its PRISM product line with the introduction of PRISM DebitAlert (DebitAlert(TM)), PRISM BankruptcyAlert (BankruptcyAlert), and PRISM CreditAlert (CreditAlert). DebitAlert is an intelligent risk management system that detects, monitors, responds to and prevents off-line debit card fraud. BankruptcyAlert is a bankruptcy decision-support system that provides transaction-level analysis of each account and enables card issuers to better manage risk while increasing portfolio profitability. CreditAlert is a multi-faceted fraud detection system that dramatically reduces losses associated with credit and retail card application fraud.

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

Expand current distribution network. The Company plans to expand its worldwide direct sales, distribution and service forces. The Company intends to continue developing domestic markets while augmenting its international growth. Nestor executed a non-exclusive PRISM reseller agreement with CSK Corporation in Japan during 1996 (See "Licensing, Joint Venture and Development Agreements"), and is negotiating marketing agreements in Europe and South America. The Company also intends to increase direct sales efforts in North America through expansion of direct sales staff and through marketing and service agreements with established providers of products and services to its target markets. On April 18, 1997, the Company expanded its non-
exclusive  license  agreement with Applied  Communications,  Inc.
(ACI), a subsidiary of Transaction Systems Architects, Inc. by allowing ACI to distribute the newly developed PRISM products (See "Licensing, Joint Venture and Development Agreements".)

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

Development of a working prototype model commenced on September 1, 1995, in conjunction with a funding agreement with California Institute of Technology Jet Propulsion Laboratory (see "Licensing, Joint Venture, and Development Agreements"). The project was completed in December 1996. The Company began a Phase II contract for field testing of the prototype in 1997 and expects to complete this work in the second quarter of 1998.

In February 1998, the Rhode Island Department of Transportation (RIDOT) formally opened its new Operations Center. As an integral part of that facility, TrafficVision is providing real-time traffic management capabilities which assist RIDOT in improving safety, ,monitoring traffic flow, managing congestion and planning for maximum highway efficiency.

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

Ni1000 Chip, PCI 4000 Recognition Accelerator Board and
IBM ZISC(TM) Chip

Neural networks are inherently parallel systems whose operation, until recently, has only been simulated on serial computers. The relative slowness of serial simulation has prohibited the use of neural networks in many high-value applications that require high-
speed   learning   and   recognition.   The  Ni1000   Recognition
Accelerator(TM) chip is an embodiment of the Company's technology that increases typical processing speeds by hundreds of times and is expected to open these previously untapped markets to neural-network solutions. Manufactured by Intel and introduced by the Company in June 1994, the Ni1000 chip was developed with funding by the Defense Advanced Projects Research Agency ("DARPA"). Commercial delivery of Ni1000 chips and Ni1000 Development Systems began in June 1994. In April 1994, the Company and Intel Corporation signed an agreement which provided the Company with exclusive marketing rights to the Ni1000 Recognition Accelerator, subject to certain minimum purchases of the Ni1000 Recognition Accelerator by the Company. (See "Licensing, Joint Venture and Development Agreements.")

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

IBM ZISC Chip

On January 31, 1996, the Company signed a technology licensing agreement with IBM to use Nestor's pattern recognition technology in an IBM developed neural-network semiconductor device called the ZISC (see "Licensing, Joint Venture and Development Agreements"). The Company believes that the entry of IBM into the field of neural-network applications may assist the Company in the marketing of its own hardware components.

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

In 1997, two customers selected InterSite for beta installations. Lycos, Inc. is a free, global Internet navigation and community network which experiences millions of hits each day and Edward Jones is the largest financial-services firm in the nation in terms of offices and is the only firm that serves individual investors exclusively. The firm traces its roots to 1871, and today serves more than 2.5 million customers.

The following are the primary attributes of Nestor InterSite:

Neural Network Scoring Models: Nestor InterSite employs multiple models by which to score visitors, producing scores in several basic categories:

-Attitudinal:  analyze  visitors  into  psychographic  categories according to their answers to information source preferences  and
produce   a  probability  of  affiliation  with  one  attitudinal
segment.

-Conceptual: analysis of full-text within visited Web pages, call center  logs, and chat and news groups enables the extraction  of
semantic  interests.   Nestor  InterSite  produces  the  top   10
conceptual categories for each visitor.

-Sales Receptivity: models the correlation between source data and purchasing behavior. The purchasing behavior which is scored includes the probability of interest in an up-sell, a cross-sell, or a promotion.

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

Complete initial installations.  The Company will concentrate  on completing  and  installing beta versions of InterSite  in  early
1998.   These installations will become the references  for  full
product-rollout in mid 1998.

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

In financial services, the Company has in the past created custom
applications  including  risk  assessment  for  bank-card   fraud
detection, mortgage origination and insurance, consumer credit and securities trading. Nestor's FDS and PRISM products are an outgrowth of such development projects. In the United States and Canada the Company markets FDS and PRISM directly. The Company has worldwide licenses with Total System Services, Inc. (Total) to provide its PRISM product to customers for which Total provides card processing services, and ACI who packages PRISM with its BASE24 and TRANS24 products for worldwide distribution. In Japan, custom financial applications are marketed through its
licensee,  CSK  Corporation.   FDS  and  Prism  are  licensed  to
applications developers in Europe and Japan under a standard, non-transferable, non-exclusive software license limited to a single computer. Developers of applications may not make, use or sell multiple copies of such applications without entering into
additional  licensing arrangements with the Company.   Management
of the Company believes that the success of the PRISM and FDS products will create a valuable franchise in each institution, leading to extensions of the Company's technology to other risk-assessment applications.

During 1997, ACI and Europay accounted for 39% and 16% of the Company's revenues, respectively. During the six months ended December 31, 1996, the Jet Propulsion Laboratory, GE Consumer Credit Financial Services, BankOne, Mellon Bank and Customer Services, Inc. accounted for 19%, 18%, 15%, 13% and 11%, of the Company's revenues respectively. In fiscal 1996, National Computer Systems and Europay International accounted for 30% and 13% of the Company's revenues, respectively. In fiscal 1995, Europay International accounted for 16% of the Company's revenues. The loss of any of these customers for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is not required to maintain significant inventories in order to deliver its products. The Company does not generally grant payment terms to customers in excess of 90 days. At December 31, 1997, the Company had a backlog of approximately $248,000 in undelivered development and installation contracts and $259,000 in prepaid royalties. At December 31, 1996, the Company had a backlog of $209,000 in undelivered development and installation contracts and $582,000 in prepaid royalties. As of June 30, 1996, the Company had a backlog of $408,000 in undelivered development and installation contracts and $431,000 of prepaid royalties and fees. As of June 30, 1995, the Company had a backlog of $101,000 in undelivered development and installation contracts and $439,000 of prepaid royalties and fees.

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

The Company expended in the year ended December 31, 1997, in the six months ended December 31, 1996, and in the fiscal years ended June 30, 1996 and 1995, respectively, $1,498,000, $294,000,
$823,000 and $2,093,000 in support of the various aspects of Company-sponsored research and development.

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

The Company owns ten United States patents and twenty-three foreign patents issued in eleven countries. In addition, there is one application pending in the United States, and there are five applications pending in various foreign countries, as of December 31, 1997. The foreign patents and patent applications correspond to one or more of the United States patents.

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

The Company believes that eight of its United States patents, and eleven corresponding foreign patents, are material to its business. These United States patents expire at various times from 1998 to 2014. The corresponding foreign patents expire at various times from 1995 to 2008. The following table lists the Company's material United States patents:




<CAPTION

                 Patent                                                               Year of
                 Number                                    Title               Date of Issue
                 Expiration
4,254,474   An Information Processing System Using
            Threshold Passive Modification                  March 3, 1981          1998

4,326,259   Self-organizing General Pattern Class
            Separator and Identifier                        April 20, 1982         1999

4,760,604   Parallel, Multi-unit, Adaptive, Nonlinear
            Pattern Class Separator and Identifier          July 26, 1988          2005

4,897,811   N-Dimensional Coulomb Neural Network Which
            Provides for Cumulative Learning of Internal
            Representations                                 January 30, 1990       2007

4,958,375   Parallel, Multi-unit, Adaptive Pattern
            Classification System Using Inter-unit
            Correlations And An Intra-class Separator
            Methodology                                     September 18, 1991     2008

5,054,093   Parallel, Multi-unit, Adaptive, Nonlinear
            Pattern Class Separator and Identifier          October 1, 1991        2008

5,479,574   Method and Apparatus for Adaptive
            Classification                                  December 26, 1995      2012

5,701,398   Adaptive Classifier Having Multiple Subnetworks December 23, 1997      2014




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


Employees

As of December 31, 1997, the Company had 43 full-time employees, including 28 in product development, 8 in sales and marketing and 7 in finance and administration. Three of these employees have earned Ph.D. degrees. One of the Company's current directors (and a founder of Nestor Associates) received the Nobel Prize in Physics in 1972. All of these employees are located in the United States. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good.

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

Total System Services, Inc.

During the six month period ended December 31, 1996, the Company designed and installed a fraud detection system for Total System Services, Inc. (Total), a major provider of card processing services for financial institutions. Total will provide PRISM fraud detection services to its customers along with the other transaction processing services. The Company will receive fees based upon the number of transactions that are scored by PRISM and expects revenues to commence in 1998.

Applied Communications, Inc. (ACI)

On April 18, 1997, the Company expanded its non-exclusive license agreement with ACI. The expanded license grants to ACI the right to integrate and distribute throughout the world all of the PRISM products. ACI provides authorization and transaction processing software to more than 500 customers throughout the world. The Company will receive royalties based on PRISM license, engineering and ongoing use fees received from ACI sublicenses.

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

The   Asset  Purchase  Agreement  transferred  tangible  and
intangible assets used exclusively in the ICR business to NCS for $300,000. The initial license fee and asset sale proceeds were recognized as revenues in Fiscal 1996.



IBM ZISC

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

California Institute of Technology Jet Propulsion Laboratory
(JPL)

On September 1, 1995, the Company commenced a partially funded development agreement with JPL to design a Traffic Surveillance and Detection Technology capable of directly measuring desired traffic parameters simultaneously, combined with higher accuracy and at a lower cost than available with current technology. The Company is applying its expertise in rapid pattern recognition and neural network designs to the project. The prototype and initial program was completed in December 1996. The Company began a Phase II contract for field testing of the prototype in 1997 and expects to complete this work in the second quarter of 1998.

The total value of the expanded contract is $730,000, of which $675,000 had been recognized as revenue by December
31, 1997.

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

CSK

On June 13, 1996, the Company executed a nonexclusive PRISM Reseller Agreement with CSK Corporation to market, install, maintain, train and support the PRISM product in Japan. The agreement is for a term of two years. As of December 31, 1997, CSK had installed PRISM at Nippon Shinpan Company (NICOS), a leading credit card issuer in Japan.

Intel Corporation

On October 15, 1993, the Company and Intel Corporation entered into a license agreement, pursuant to which Intel acquired a non-exclusive right to develop and sell products incorporating the Company's technology. On April 7, 1994, the license agreement was amended to grant to the Company exclusive marketing rights to the Ni1000 Recognition Accelerator Chip, which Intel will manufacture and sell to the Company. In accordance with the license agreement, Intel notified the Company of its intention to phase out manufacturing of chips based on the .8 micron geometry.

The Company placed a purchase order in 1997 and expects to take delivery of the order in several increments with the last delivery scheduled for after December 1999. Given the number of chips the Company has in inventory together with the chips it has ordered, management does not believe there will be a material adverse impact on its operations as a result of the termination of the manufacturing of the current version of the Ni1000 chips.




ITEM 2.   Properties.

The Company leases offices and research and development facilities, consisting of approximately 13,000 square feet, located at One Richmond Square, Providence, Rhode Island 02906, for which the annual base rental is $195,000. The Company believes these facilities will be adequate to serve its needs in the foreseeable future.


ITEM 3.   Legal Proceedings.

There are no material pending legal proceedings as of the date of this filing.


ITEM  4.    Submission  of Matters to  a  Vote  of  Security
Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.


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


                                   Low Bid   High Ask

Year Ended December 31, 1997
     1st Quarter                   1-21/32   2-9/16
     2nd  Quarter                  1-3/4     2-9/16
     3rd  Quarter                  1-1/4     2-9/32
     4th  Quarter                  1-1/4     3-1/16

Period Ended December 31, 1996
     1st Quarter                   1-11/16   3-1/4
     2nd Quarter                   2-1/8     3

Year Ended June 30, 1996
     1st Quarter                   1-1/4     1-11/16
     2nd  Quarter                   9/16     1-3/8
     3rd  Quarter                  23/32     2-3/16
     4th  Quarter                  1-3/8     3-3/16

Year Ended June 30, 1995
     1st  Quarter                  1         2-3/8
     2nd  Quarter                    5/8     1-1/4
     3rd  Quarter                    1/2     3-3/8
     4th  Quarter                  1-1/4     2-1/2

As at March 25, 1998, the number of holders of record of the issued and outstanding common stock of the Company was 399.

The Company has not declared any cash dividends with respect to its common stock since its formation.


ITEM 6.          Selected Financial Data

<CAPTION
                                   Six Months
                     Year Ended       Ended
                    December 31,  December 31,                 Years Ended June 30,
                        1996          1996         1995         1994         1993          1992

Operating
revenue             $5,681,076     $1,195,904  $5,461,580   $ 3,195,563  $ 2,230,474   $ 1,849,104
Other income
 (expense)          $    31,321    $ (16,220)  $    39,950  $ (221,024)  $  (282,418)  $   (27,459)
Net income
 (loss)             $ (294,664)    $(935,337)  $    12,690  $(3,457,422) $(1,758,584)  $(1,613,565)
Earnings per share
   Weighted
   number of
   outstanding
   shares             9,243,508     8,689,031    7,847,510    7,411,502     6,840,407    6,801,929
  (Loss)
   per share        $     (0.08)   $     (.13) $      (.03) $      (.48) $       (.26) $      (.22)

SELECTED BALANCE SHEET DATA:
Total assets        $ 2,613,031    $2,817,944  $ 3,351,871  $ 1,812,495  $  1,096,314  $   935,337
Working
 capital            $   146,081    $  879,172  $ 1,983,661  $(1,882,875) $    220,243  $   131,827
Long-term
  Redeemable
   Preferred
   Stock            $ 5,792,787    $5,398,908  $ 5,207,538  $ 1,600,328  $        ---  $       ---
   Capital
   leases           $    10,220    $    9,455  $     9,455  $       ---  $      3,363  $     5,413
   Deferred
   income           $       ---    $  430,899  $   430,899  $   438,896  $    954,491  $   954,491

Prior period Selected Financial Data has been reclassified to conform to 1997 classifications.



ITEM 7:   Management's Discussion and Analysis

Prospective Statements

The following discussion contains prospective statements regarding Nestor, Inc. and its subsidiaries (the Company), its business outlook and results of operations, all of which are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short-term investments of approximately $387,000 at December 31, 1997, as compared with $774,000 at December 31, 1996. At December 31, 1997, the Company had working capital of $146,000, as compared with $879,000 at December 31, 1996. The decrease in working capital from 1996 to 1997 reflects primarily the loss for the period and the investment in deferred development costs reduced by the proceeds from the sale of common stock.

The Company had a negative net worth of $4,519,000 at December 31, 1997, as compared with a negative net worth of $4,332,000 at December 31, 1996.

Additional capital will be required to enable the Company to carry out needed marketing campaigns for its products, for continued development and upgrading of its present products, and for customer support. On March 25, 1998, the Company entered into a $1,500,000 Line of Credit agreement with Transaction Systems Architect, Inc. ("TSAI") The loan matures one year from the date of execution and is secured by the royalty stream produced by the Company's License Agreement with Applied Communications, Inc., a subsidiary of TSAI. Interest on the loan is equal to the prime rate.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as of December 31, 1997 and the financing described above, to meet the Company's anticipated cash requirements through the end of the year ending December 31, 1998. If the Company does not realize revenues sufficient to maintain its operations at the current level, management of the Company would curtail certain of the Company's operations until additional funds become available through investment or revenues.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income. Total deferred income was $408,000 at December 31, 1997, as compared with $769,000 at December 31, 1996.

In June 1997, the Company and Sligos, S.A. terminated their license agreement dated October 26, 1990. The Company paid to Sligos $225,000 in July 1997 in full settlement of its current liability due to Sligos and of the repurchase of 452,064 shares of the Company's Series A Preferred Stock. The Company also eliminated $431,000 of long-term deferred income related to Sligos prepayments received in 1990 which had not been taken into income. (See "Results of Operations" below.)

Future Commitments

During the year ended December 31, 1997, the Company acquired additional property and equipment (primarily computers and related equipment) at a cost of $88,000. The Company valued its investments in computers and related equipment (net of depreciation) at $261,000 at December 31, 1997. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computers and related computing equipment, for furniture and fixtures, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has placed purchase orders totaling $877,500 with Intel Corporation for a supply of the Ni1000 Recognition Accelerator Chips. The Company expects to take delivery of $195,000 of the chips during 1998; $292,500 after December 1998; and $390,000 after December 1999.

The Company entered into an agreement on September 25, 1997, for the modification of one of the components of the TrafficVision product. Nestor agreed to pay Zeller Research, LTD $75,000 for engineering, which is expected to be completed during the first quarter of 1998, and to purchase 100 units of the modified component at a total cost of up to $53,000.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company believes it has no significant exposure to contingencies related to the Year 2000 Issue for either the products it has sold or the software used internally.

The Company will commence a formal communication program in 1998 with its large customers and financial institutions to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.


Results of Operations

Analysis of the Years Ended December 31, 1997 and 1996

In the year ended December 31, 1997, the Company realized a 26% increase in revenues compared to the prior calendar year. Expenses increased 22% in 1997 resulting in a 27% decrease in the operating loss when compared with the prior year.

On June 11, 1996, the Company entered into an exclusive Licensing Agreement with National Computer Systems, Inc.
(NCS) transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. Pursuant to the License Agreement, NCS paid the Company an initial license fee of $1,400,000, and has paid the Company a ten percent royalty on revenues NCS has realized from the ICR products since their transfer to NCS. Such revenues, including the initial license fee, accounted for 47% of revenues in calendar 1996, including the initial license fee, as compared to 2% in 1997.

The Company began in the quarter ended September 30, 1996, a project to customize its PRISM Fraud Detection System for a customer. Because the terms of the agreement had not been finalized, the Company accounted for the development costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. For the year ended December 31, 1996, the Company deferred $364,000 of costs associated with this project.

The Company executed a license agreement on March 28, 1997, made required deliveries, and recognized in the quarter ended March 31, 1997, $550,000 of revenues under this contract. Since the installation, the Company has continued to modify and improve the software although the customer has not yet deployed it. While management expects that the customer will deploy the software, management is not able to forecast when it will be deployed. Accordingly, the revenues associated with this contract were reversed in the fourth quarter of 1997 and $575,000 of costs were capitalized as Deferred development costs at December 31, 1997. The deferred development costs will be amortized over the remaining life of the license upon deployment by the customer.

Revenues

The following table compares revenues for calendar 1997 with calendar 1996 including and excluding revenues from ICR operations transferred to NCS:

   Total          Total                Total Revenues
  Revenues       Revenues                Year Ended
 Year Ended     Year Ended             Dec. 31, 1996
Dec. 31,1997  Dec. 31, 1996   Change   Excluding ICR   Change

 $5,681,000     $4,508,000     +26%      $2,409,000    +136%

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the year ended December 31, 1997, revenues increased $1,173,000 to $5,681,000 from $4,508,000 in the prior calendar year. Revenues in the year-earlier period included $2,099,000 of revenues associated with the ICR products that were licensed exclusively to NCS in June 1996.

Software Licensing

Product-licensing revenues totaled $4,390,000 in 1997, as compared with $2,450,000 in 1996. The increase in these revenues reflects the net of an increase in license fees realized from the PRISM products and the decrease in licensing revenues from the ICR products transferred to NCS.

PRISM licensing revenues amounted to $4,263,000 in 1997, an increase of $3,847,000 from year-earlier revenues of $416,000. The increase in PRISM-related licensing revenues results from an increase in unit volume through the Company's resellers, Applied Communications, Inc. ("ACI"), Europay International, S.A., and CSK Corporation ("CSK").

During the year ended December 31, 1997, the Company realized $120,000 of royalty revenue from NCS, as compared with $1,958,000 of ICR licensing revenues, the initial license fee from NCS, and subsequent royalties from NCS realized in 1996.

Engineering Services

Engineering revenues totaled $1,055,000 in 1997, as compared with $1,908,000 in calendar 1996. Revenues relating to customer-funded modifications of Nestor's PRISM product totaled $969,000 in 1997, a decrease of $260,000 from $1,229,000 of such revenues in 1996.

The Company's contract with the Defense Advanced Research Projects Agency (DARPA) requires engineering services rendered by the Company to develop a circuit board for use with the Ni1000 Recognition Accelerator Chip. The contract, signed August 26, 1993, is in the amount of $776,000; as of December 31, 1997, approximately $773,000 had been earned.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract was valued at approximately $597,000. On March 31, 1997, the Company extended its contract with JPL to include in-field evaluation of the prototype system developed under the original JPL contract. The value of the contract was increased to $730,000; as of December 31, 1997, approximately $657,000 had been earned.

The terms of the DARPA and JPL contracts call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the year ended December 31, 1997, the Company recognized revenues totaling $67,000 under its government contracts. In the year-earlier period such revenues totaled
$507,000.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $105,000 in the year ended December 1997, as compared with $149,000 in the prior year.

The Company is continuing its development of the TrafficVision product, which will incorporate the Ni1000 Recognition Accelerator Chip (see "Investment in Product Development and Marketing," below). During the year ended December 1997, initial commercial shipments of TrafficVision totaled $130,000.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $5,977,000 in the year ended December 31, 1997, an increase of $1,065,000 over total operating costs of $4,912,000 in the prior year.

Included in the year ended December 31, 1997 and 1996, were $0 and $972,000, respectively, of expenses attributable to the ICR products, which were licensed to NCS in June 1996. Expenses associated with the ICR products are no longer incurred by the Company as NCS hired most of the Company's staff assigned to development, sales, and support of the ICR products.

Engineering Services

Costs related to engineering services totaled $1,151,000 in 1997, as compared with $1,927,000 in 1996. The decrease in these costs reflects the decrease in engineering-services revenues. As a percentage of such revenues, engineering costs totaled 109% of related revenues in 1997, as compared with 101% of similar revenues in the year-earlier period. Management expects that engineering costs, as a percent of engineering revenues, will remain high in 1998 as two of the Company's product groups make initial deliveries to customers requiring higher engineering support.

Research and Development

Research and development expenses totaled $1,498,000 in the year ended December 31, 1997, as compared with $628,000 in the prior year. The increase in such costs reflects the net of increased investment in product development in all of the Company's product lines in the current year and the absence of product development relating to the ICR products. Investment in the ICR products in the year ended December 31, 1996 totaled $295,000.

Selling and Marketing

Selling and marketing costs increased $662,000 to $1,986,000 in the year ended December 31, 1997, from $1,324,000 in the prior year.

The increase in selling costs in the year reflects, primarily, the net of two effects: an increase in sales and marketing costs in each of the Company's product lines and the absence of selling costs relating to the ICR products. PRISM selling costs totaled $1,279,000 in the year ended December 1997, as compared with $406,000 in the prior year. Selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled $514,000 in 1997, as compared with $279,000 in 1996. Selling costs associated with InterSite, which the Company began to develop in July 1996, totaled $195,000 in 1997, as compared with $31,000 in the prior year. Selling and marketing costs relating to the ICR products totaled $0 and $605,000 in 1997 and 1996, respectively.

General and Administrative

General and administrative expenses totaled $1,207,000 in 1997, as compared with $975,000 in the previous year. General and administrative costs for the year ended December 1996 reflect the capitalization of $76,000 of costs associated with the PRISM development project. Apart from that item, the increase in general and administrative costs reflects the growth of the Company's three businesses.

Other Income (Expense)

For 1997, net other income was $31,000, as compared with net other income of $204,000 in the year-earlier period. In June 1997, the Company recorded other income of $100,000 as a discount on the payment relating to the termination of the License Agreement with Sligos. In June 1996, the Company recorded other income of $213,000 as a gain on the sale of intangibles relating to the sale of the ICR products to NCS.

Investment in Product Development and Marketing

The Company has not capitalized any expense relating to development or marketing of its products. The following information details the amounts by which the Company's expenses in connection with each of its major product lines exceeded early-stage revenues for such product lines.

The largest investment made by the Company was in its Intelligent Sensors subsidiary, which is responsible for the development and marketing of the TrafficVision products, an outgrowth of work under the JPL contract. The Company extended its contract with JPL and made initial commercial deliveries in the September 1997 quarter. For the year ended December 31, 1997, expenses of this group exceeded revenues by $1,127,000.

The Company began development in July 1996 of products for use in internet and intranet environments. Costs associated with this effort totaled $628,000 in 1997. In October 1997 Lycos, Inc., which hosts one of the most active Web sites on-
line,   selected  Nestor's  InterSite  product  to   provide
intelligent  personalization  for  Lycos'  global   Internet
navigation center.

The Company did not make any net investment in its PRISM product line or in its Fraud Detection System. Revenues relating to the Company's PRISM Fraud Detection System exceeded expenses by $2,544,000 in 1997, including $480,000 of license revenue relating to the termination of the License Agreement with Sligos.


Net Income

During 1997, the Company experienced a loss of $295,000, as compared with a loss of $199,000 in the prior year. For the year ended December 31, 1997, loss per share available for common stock was $0.08 per share, as compared with a loss per share of $0.09 in the corresponding period of the prior fiscal year. For the year ended December 31, 1997, there were outstanding a weighted average of 9,243,508 shares, as compared with 8,376,345 in the year-earlier period.


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

The Company began, in the quarter ended September 30, 1996, a project to customize its PRISM Fraud Detection System for a customer. Because the terms of the agreement have not been finalized, the Company is accounting for the development costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. The Company executed its agreement on March 28, 1997 and made required deliveries. For the six months ended December 31, 1996, the Company deferred $364,000 of costs associated with this project.

Revenues

In 1996, the Company changed its accounting period to a calendar year from a fiscal year ending on June 30. The following table compares revenues for the transition period in 1996 with revenues for the comparable period of the preceding year, including and excluding revenues from ICR operations transferred to NCS:

                                           Total
                                          Revenues
   Total          Total                  Six-Month
  Revenues       Revenues               Period Ended
 Six-Month      Six-Month              Dec. 31, 1995
Period Ended   Period Ended              Excluding
Dec. 31, 1996 Dec. 31, 1995   Change        ICR       Change

 $1,196,000     $2,149,000     -44%      $1,195,000     0%


During the six months ended December 31, 1996, total revenues decreased $953,000 to $1,196,000 from $2,149,000 in the corresponding period of the prior fiscal year. Revenues in the year-earlier period included $954,000 of revenues associated with the ICR products that were licensed to NCS in June 1996.

Software Licensing

In the transition period, product-licensing revenues totaled $526,000, as compared with $902,000 in the year-earlier period. The decrease in software licensing revenues reflects, primarily, the net of two effects: a decrease in ICR licensing revenues and an increase in licensing revenues relating to the Company's PRISM Fraud Detection product.

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

Engineering Services

During the six months ended December 31, 1996, revenues from engineering contracts totaled $606,000 as compared to $1,076,000 in the year-earlier period, including $182,000 of engineering revenues relating to the ICR products. Excluding engineering revenues relating to ICR products, revenues in the transition period decreased $288,000 compared with the corresponding period of the prior fiscal year.

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

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip and the PCI4000 Recognition Accelerator Board, which are marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $64,000 in the transition period, as compared with $191,000 in the corresponding period of the prior fiscal year. The decrease in revenues is accounted for by a decrease in unit volume as the Company focused on its TrafficVision product, which incorporates the Ni1000 Recognition Accelerator Chip (see Investment in Product Development and Marketing, below).

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

Expenditures on Product Development and Marketing

Revenues relating to the Company's PRISM Fraud Detection System exceeded expenses by $71,000 in the six months ended December 31, 1996, The Company has installed its products at Mellon Bank, GE Consumer Credit Financial Services, BankOne, Europay International (an association of 700 banks in Europe). In September 1996, the Company signed a license agreement with Applied Communications, Inc. (ACI) enabling ACI to integrate and market Nestor's products with certain products of ACI. ACI provides authorization and transaction-processing software to nearly 500 financial institutions worldwide.

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


Analysis of Years Ended June 30, 1996 and 1995

For its fiscal year ended June 30, 1996, the Company realized a 71% increase in revenues over the prior fiscal year while expenses decreased 15% from the prior year, resulting in a profit of $12,690 after taxes.

Included in Total Revenues for the fiscal year ended June 30, 1996 is an initial license fee of $1,400,000 that the Company received pursuant to its License Agreement with NCS. In addition to the initial license fee, the Company's agreement with NCS provides for royalties on future sales of the products by NCS. Minimum annual royalties to maintain exclusive rights range from $160,000 in the year ending June 30, 1997, to $350,000 in the years ending June 30, 2001 and beyond.

The Company also signed in June 1996 an Asset Purchase Agreement which transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000. The net gain on the sale of these assets was approximately $213,000 and is recognized as "Other income" in the quarter ended June 30, 1996.

Revenues

The Company realized revenues from operations of $5,461,000 during the fiscal year ended June 30, 1996, including the $1,400,000 license fee from NCS, as compared with $3,195,000 realized during fiscal 1995.

Software Licensing

The Company's software licensing revenues in fiscal 1996 were derived primarily from licenses of its ICR products. Licensing fee revenues totaled $2,825,000 in the fiscal year ending June 30, 1996, including the $1,400,000 license fee from NCS, as compared with $1,714,000 in the prior fiscal year. The increase in revenues from 1995 to 1996 is attributable to the initial license fee paid by NCS; excluding that transaction, license fee revenues decreased from 1995 to 1996 as a result of lower unit volume.

For 1997, the Company did not receive ICR licensing fees but instead received royalties from NCS on the sales of the ICR products by NCS under the Licensing Agreement signed in June 1996. The minimum annual royalty for the license year-ending June 1997 was $160,000. (See Expenses, below, for a discussion of the effect on the Company's expenses of this licensing arrangement.)

Engineering Services

Revenues from engineering contracts totaled $2,378,000 in fiscal 1996, as compared with $1,195,000 in the prior year.
The components of these revenues are separately analyzed below.

During the fiscal year ended June 30, 1996, the Company realized revenues from engineering contracts with industrial and commercial customers of approximately $324,000, as compared with $81,000 during the preceding year. The increase in these revenues from 1995 to 1996 reflects a shift in the allocation of engineering efforts from internally funded product-development efforts to customer-funded projects, in part intended to offset reduced ICR licensing revenues.

During   fiscal  1996,  customizing  the  Company's   fraud-
detection   system   produced   engineering   revenues    of
approximately $1,593,000, as compared with $771,000 in fiscal 1995.

During the fiscal year ended June 30, 1996, revenues from the Company's government contracts totaled $378,000, as compared with such revenues of $342,000 in the prior year.

Tangible Product Sales

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $257,000 in the fiscal year ended June 30, 1996, as compared with $286,000 in the prior year.

Expenses

Total operating expenses - consisting of operations, selling and marketing, and general and administrative expenses - amounted to $5,488,000 for the fiscal year ended June 30, 1996, as compared with $6,431,000 in the prior year.

Expenses  in  fiscal  1995 reflect the  reclassification  of
$210,500   to  "Other  income  (expense)".   These   amounts
represent non-cash charges relating to the issuance of stock or warrants at below-market prices.

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

Labor costs were the Company's single greatest expense category. During fiscal 1996, the Company paid $3,103,000 for wages and consulting fees, as compared with $3,302,000 in the prior. The decrease from 1995 to 1996 reflects a decrease in staffing: full-time employees totaled 33 at June 30, 1996, as compared with 53 at June 30 1995. In mid-June 1996, NCS hired 14 full-time employees who had been employed by the Company prior to signing the License agreement with NCS. Immediately prior to the transfer of these employees, the Company had 47 employees.

Operating Expenses

Operating expenses, which are primarily labor costs  related
to   product  development,  engineering  and  sales  totaled
$5,488,000 for the fiscal year ended June 30, 1996, as compared with $6,431,000 in the prior year.

Operating costs and expenses related to the production of revenues from software licensing totaled $686,000 in fiscal 1996, as compared with $1,979,000 in the prior year. The decrease in such costs from 1995 to 1996 reflects management's decision to shift engineering resources from internally funded product-development efforts to customer-funded engineering projects.

Costs related to engineering services totaled $1,833,000 in the fiscal year ended June 1996, as compared to $665,000 in the prior year. The increase of these costs reflects the increase in engineering services revenues.

The Company's expenditures for research and development were $823,000 in fiscal 1996 and $2,093,000 in fiscal 1995.

Selling and marketing expenses represented the largest decrease in expenses from 1995 to 1996. Such expenses totaled $1,764,000 in the fiscal year ending June 30, 1996, as compared with $2,661,000 in the preceding year. The decrease in expenses from 1995 to 1996 reflected management's decision in the fourth quarter of 1995 to terminate an aggressive marketing plan for the Company's ICR products, which had begun in the second quarter of fiscal 1995. That plan had entailed increases in sales staff, promotional expenditures, and the staffing of a customer-support group dedicated to ICR product support.

Sales and marketing compensation, consisting of salaries, fringe benefits, and commissions, totaled $999,000 in fiscal 1996, as compared with $1,030,000 in the prior year. Related consulting decreased to $69,000 in fiscal 1996 from $195,000 in 1995.

Promotional expenses, comprising advertising, promotion, and conventions and meetings, decreased $513,000 to $232,000 in fiscal 1996 from $745,000 in the prior year.

General and administrative expenses totaled $1,035,000 in fiscal 1996, as compared with $997,000 in the preceding year. As noted above, general and administrative expenses in fiscal 1995 reflect the reclassification of $210,500 to "Other income (expense)". These amounts represent non-cash charges relating to the issuance of stock or exercise of warrants at below-market prices.

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

Investment in Product Development and Marketing

The largest investment made by the Company in fiscal 1996 was in its Intelligent Character Recognition group. During the fiscal year ended June 1996, product-development and marketing expenses exceeded revenues (excluding the initial license fee paid by NCS) by approximately $436,000. As noted above, on June 11, 1996, National Computer Systems, Inc. signed a License Agreement which transferred to them the right to develop and market these products. NCS is required to pay minimum annual royalties to maintain its exclusive license. The Company has terminated most of the costs associated with these products.

Expenses of the Company's generic products (the Ni1000 Recognition Accelerator and the Company's proprietary software-development tools) exceeded revenues by approximately $212,000 in fiscal 1996. In September 1995, the Company began work on a contract with the Jet Propulsion Laboratory to develop a prototype sensor system designed for vehicular-traffic surveillance and detection.

Revenues relating to the Company's PRISM Fraud Detection System exceeded expenses by approximately $256,000 in fiscal 1996. The Company has license agreements with Mellon Bank, GE Consumer Credit Financial Services, Bank One, and Europay International (an association of 700 banks in Europe) for the use of these products.

Net Income Per Share

For the fiscal year ended June 1996, the Company experienced a gain of $12,690, as compared with a loss of $3,457,422 in the prior year. For the fiscal year ended June 1996, loss per share available for common stock was $0.03 per share, as compared with a loss per share of $0.48 in fiscal 1995. For the fiscal year ended June 30, 1996, there were outstanding a weighted average of 7,847,510 shares, as compared with 7,411,502 in the prior year.
                            SIGNATURE

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

Date:  March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Signatures


  Signatures                    Title                 Date

/s/Leon N Cooper      Co-Chairman of the Board    March 31, 1998
                      and Director

/s/Charles Elbaum     Co-Chairman of the Board    March 31, 1998
                      and Director

/s/David L. Fox       President, Chief Executive  March 31, 1998
                      Officer and Director

/s/Herbert S. Meeker  Secretary and Director      March 31, 1998

/s/Sam Albert         Director                    March 31, 1998

/s/Jeffrey Harvey     Director                    March 31, 1998

/s/Thomas F. Hill     Director                    March 31, 1998

/s/Bruce Schnitzer    Director                    March 31, 1998












               CONSOLIDATED FINANCIAL STATEMENTS




                            FORM 10-K




                       December 31, 1997



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


Consolidated Statements of Stockholders' Equity -
 For the Six Months Ended December 31, 1996 and
 For the Years Ended June 30, 1996, 1995 and 1994  4


Notes to Consolidated Financial Statements


Part II
                                                         Item 8
                 Report of Independent Auditors

The Board of Directors and Stockholders
   of Nestor, Inc.

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 1997 and the period July 1, 1996 to December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997 and the period July 1, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP
Providence, Rhode Island
March 26, 1998




                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
  of Nestor, Inc.
Providence, Rhode Island

We have audited the consolidated statements of operations, cash flows and stockholders' equity of Nestor, Inc. for each of the two years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, cash flows and stockholders equity are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, cash flows, and stockholders equity. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, cash flows, and stockholders equity. We believe that our audits of the consolidated statements of operations, cash flows and stockholders equity provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, cash flows, and stockholder's equity present fairly, in all material respects, the results of operations, cash flows, and stockholders equity of Nestor, Inc. for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/GASSMAN, REBHUN & CO., P.C.
New York, New York
September 6, 1996





Consolidated Balance Sheets

                                            December 31,
          ASSETS                        1997            1996
Current assets:
 Cash and cash equivalents          $   386,639     $    774,457
 Accounts receivable,
   net of allowance
   for doubtful accounts                557,212        1,009,149
 Unbilled contract revenue              298,803          126,945
 Other current assets                   232,492          276,615
   Total current assets               1,475,146        2,187,166
Property and equipment at cost -
 net of accumulated depreciation        261,463          255,590
Deferred development costs              574,752          364,405
Intangible assets - net of
 accumulated amortization               295,887              ---
Other assets                              5,783           10,783
Total Assets                        $ 2,613,031     $  2,817,944


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and
   accrued expenses                 $   906,494     $    670,742
 Other current liabilities               14,339          298,848
 Deferred income                        408,232          338,404
   Total current liabilities          1,329,065        1,307,994

Noncurrent liabilities:
 Long term obligations under
   capital leases                        10,220           12,212
   Total liabilities                  1,339,285        1,320,206
 Long term portion of
   deferred income                          ---          430,899
 Series E, F, G and H redeemable
   convertible preferred stock
   4,846 shares at
   December 31, 1997 and 1996
   (liquidation value $1,000 per
   share plus accrued dividends)      5,792,787        5,398,908

 Commitments and contingencies              ---              ---

Stockholders' deficit:
 Preferred stock, $1.00 par value,
   authorized 10,000,000 shares;
   issued and outstanding:
   Series A - 0 shares at
   December 31, 1997 and
   452,064 shares at
   December 31, 1996                        ---          452,064
   Series B - 1,445,000 shares at
   December 31, 1997 and
   1,635,000 shares at
   December 31, 1996                  1,445,000        1,635,000
   Series D - 170,871 shares at
   December 31, 1997 and
   179,671 shares at
   December 31, 1996                    265,347          279,230
 Common stock, $.01 par value,
   authorized 30,000,000 shares;
   issued and outstanding:
   9,403,987 shares at
   December 31, 1997 and
   8,916,141 shares at
   December 31, 1996                     94,040           89,161
 Warrants and options                   523,984          417,500
 Additional paid-in capital          12,579,920       11,927,644
 Retained (deficit)                 (19,427,332)     (19,132,668)
   Total stockholders' deficit       (4,519,041)      (4,332,069)

Total Liabilities and
Stockholders' Deficit               $ 2,613,031     $  2,817,944





Consolidated Statements of Operations

                               Six
                  Year        Months
                 Ended         Ended      Years Ended June 30
                12/31/97     12/31/96      1996          1995

Revenue:

 Software licensing $4,390,479  $    526,353 $ 2,825,600  $ 1,713,897

 Engineering
  services           1,055,459       605,776   2,378,135    1,195,201

 Tangible product
  sales                235,138        63,775     257,845      286,465

  Total revenue      5,681,076     1,195,904   5,461,580    3,195,563


Operating Expenses:

 Engineering
  services           1,151,147       922,325   1,833,531      665,421

 Tangible product
  sales                134,305         8,978      32,189       13,838

 Research and
  development        1,498,181       294,136     823,000    2,093,616

 Selling and
  marketing          1,986,340       457,281   1,764,585    2,661,453

 General and
  administrative     1,207,088       432,301   1,035,535      997,633

  Total operating
  expenses           5,977,061     2,115,021   5,488,840    6,431,961


Loss from operations  (295,985)     (919,117)    (27,260)  (3,236,398)

Other income
  (expense) - net       31,321       (16,220)     39,950     (221,024)

Income (loss)
  before income
  taxes               (264,664)     (935,337)     12,690   (3,457,422)

Income taxes             30,000          ---         ---          ---

Net Income (Loss)    $ (294,664)  $  (935,337) $   12,690  $(3,457,422)


Loss Per Share:
Net Income (Loss)    $ (294,664)  $  (935,337) $   12,690  $(3,457,422)

Dividends accrued
 on preferred stock     447,191       201,094     261,210      100,328

Net Loss Available
 for Common Stock   $  (741,855)  $(1,136,431) $ (248,520) $(3,557,750)

Loss Per Share:
 Basic and diluted  $     (0.08)  $     (0.13) $    (0.03) $     (0.48)

Shares Used in
Computing
Loss Per Share:
 Basic and diluted    9,243,508     8,689,031   7,847,510    7,411,502

The Notes to the Financial Statements are an integral part of this statement.




Consolidated Statements of Cash Flows

                                            Six
                                Year       Months
                               Ended       Ended          Year Ended
                              Dec. 31     Dec. 31          June 30
                                1997        1996        1996        1995
Cash flows from
operating activities:
Net income (loss)          $(294,664)   $(935,337)  $  12,690   $(3,457,422)
 Adjustments to reconcile
  net income (loss) to
   net cash used by
  operating activities:

  Depreciation and
   amortization               194,311       45,328    104,559       113,562

  Loss on disposal of
   fixed assets                 3,573          ---      4,346           ---

  Expenses charged to
   operations relating
   to options, warrants and
   capital transactions       161,684       42,500    178,375       210,500

  Discount on payment of
   vendor obligation         (100,000)         ---        ---           ---

  Changes in assets and
   liabilities:
  (Increase) decrease  in
   accounts receivable        451,937     (414,839)     67,424     (340,651)
  (Increase) decrease in
   unbilled contract
   revenue                   (171,858)     155,991     (74,584)     (87,674)
  (Increase) in deferred
   development costs         (210,347)    (364,405)        ---          ---
  (Increase) decrease in
   other assets                41,635      (45,877)    (99,025)    (115,721)
  (Decrease) increase in
   accounts payable,
   accrued expenses and
   other liabilities          (63,845)     (83,593)   (568,309)     786,010
  (Decrease) increase in
   deferred income          ( 361,071)     252,300         796      (15,630)

  Net cash used by
   operating activities      (348,645)  (1,347,932)   (373,728)  (2,907,026)

Cash flows from
investing activities:
Purchase of property
 and equipment                (88,622)     (71,390)    (57,531)    (249,319)

Proceeds from the
 disposal of
 fixed assets                     ---          ---      85,000          ---

  Net cash provided
   (used) by
   investing activities       (88,622)     (71,390)     27,469     (249,319)

Cash flows from
financing activities:
Repayment of obligations
 under capital leases         (11,913)      (5,338)     (7,924)     (10,796)

Proceeds from notes payable       ---          ---     300,000    1,700,000

Rights offering expense           ---          ---    (136,421)     (39,769)

Proceeds from issuance
 of common stock               96,975      185,800      99,510       73,288

Proceeds from issuance
 of preferred stock - net         ---          ---   1,651,823    1,470,000

Payments of dividends
 on preferred stock           (35,613)         ---         ---          ---

  Net cash provided
   by financing activities     49,449      180,462   1,906,988    3,192,723

Net change in cash and
 cash equivalents            (387,818)  (1,238,860)  1,560,729       36,378

Cash and cash equivalents -
 beginning of period          774,457    2,013,317     452,588      416,210

Cash and cash equivalents -
 end of period              $ 386,639   $  774,457  $2,013,317  $   452,588

Supplemental cash flows
information:
Interest paid              $    3,598   $    3,227  $    4,372   $    3,728

Income taxes paid          $      ---   $      ---  $      ---   $      ---

Significant non-cash transactions are described in Notes 7, 10, 12, and 19.


The Notes to the Financial Statements are an integral part of this statement.



Nestor, Inc. Consolidated Statement of Stockholders' Equity

                         Common Stock            Preferred Stock          Additional       Retained        Stock
                       Shares     Amount        Shares      Amount    Paid-in Capital     (Deficit)       Warrants       Total
Balance at
June 30, 1993         6,802,710  $ 68,027     2,407,064  $ 2,407,064    $ 10,033,105    $(12,994,015)    $    ---    $  (485,819)

Issuance of
 Capital Stock          332,625     3,326       815,000      815,000         906,367             ---          ---      1,724,693
Conversion of
 Preferred Stock
 to Common Stock         95,000       950      (95,000)     (95,000)          94,050             ---          ---            ---
(Loss) for the
 year ended
 June 30, 1994              ---       ---           ---          ---             ---      (1,758,584)         ---     (1,758,584)
Balance at
June 30, 1994         7,230,335  $ 72,303     3,127,064  $ 3,127,064    $ 11,033,522    $(14,752,599)         ---    $  (519,710)

Issuance of
 Capital Stock          141,375     1,414           ---          ---         282,374             ---          ---        283,788
Issuance of
 Preferred Stock            ---       ---       100,000      100,000         100,000             ---          ---        200,000
Cost of rights
 offering                   ---       ---           ---          ---        (39,769)             ---          ---        (39,769)
Conversion of
 Preferred Stock
 to Common Stock        235,000     2,350     (235,000)    (235,000)        232,650              ---          ---            ---
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock
 Series C                   ---       ---           ---          ---       (100,328)             ---          ---       (100,328)
Reclassification
 of Series C
 Redeemable
 Convertible
 Preferred Stock
 from capital               ---       ---           ---          ---       (405,000)             ---      375,000        (30,000)
(Loss) for the
 year ended
 June 30, 1995              ---       ---           ---          ---            ---       (3,457,422)         ---     (3,457,422)

Balance at
June 30, 1995         7,606,710  $ 76,067     2,992,064  $ 2,992,064    $11,103,449    $ (18,210,021)    $375,000    $(3,663,441)

Issuance of
 Common Stock           177,998     1,780           ---          ---        175,928              ---          ---        177,708
Issuance of
 Preferred Stock            ---       ---       210,549      315,824        (10,000)             ---          ---        305,824
Conversion of
 Preferred Stock
 to Common Stock        490,878     4,909      (490,878)    (503,817)       498,908              ---          ---            ---
Dividends on
 Preferred Stock
 Series D paid in
 Common Stock             5,355        53           ---          ---         13,495              ---          ---         13,548
Dividends accrued
 on Preferred Stock         ---       ---           ---          ---       (274,819)             ---          ---       (274,819)
Expenses incurred
 in reduction of
 exercise price of
 outstanding
 warrants                   ---       ---           ---          ---        131,250              ---          ---        131,250
Costs incurred in
 connection with
 August 1995
 securities
 registration               ---       ---           ---          ---       (136,421)             ---          ---       (136,421)
Income for the
 year ended
 June 30, 1996              ---       ---           ---          ---            ---           12,690          ---         12,690

Balance at
June 30, 1996         8,280,941  $ 82,809     2,711,735  $ 2,804,071    $11,501,790     $(18,197,331)    $375,000    $(3,433,661)

Issuance of
 Common Stock           190,200     1,902           ---          ---        183,898              ---          ---        185,800
Conversion of
 Preferred Stock
 to Common Stock        445,000     4,450      (445,000)    (447,500)       443,050              ---          ---            ---
Dividends accrued
 on Preferred
 Stock Series D             ---       ---           ---        9,723         (9,723)             ---          ---            ---
Accretion of value
 of warrants                ---       ---           ---          ---            ---              ---       42,500         42,500
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock            ---       ---           ---          ---       (191,371)             ---          ---       (191,371)
(Loss) for the
 six months ended
 December 31, 1996          ---       ---           ---          ---            ---         (935,337)         ---       (935,337)

Balance at
December 31, 1996     8,916,141  $ 89,161     2,266,735  $ 2,366,294    $11,927,644    $ (19,132,668)    $417,500    $(4,332,069)

Issuance of
 Common Stock           279,592     2,796           ---          ---        472,769              ---          ---        475,565
Conversion of
 Preferred Stock
 to Common Stock        198,800     1,988      (198,800)    (203,200)       201,212              ---          ---            ---
Dividends on
 Preferred Stock
 Series D paid in
 Common Stock
 and cash                 9,454        95            ---     (18,381)        18,222              ---          ---            (64)
Repurchase of
 Preferred Stock
 Series A                   ---       ---       (452,064)   (452,064)       352,063              ---          ---        (100,001)
Dividend accrued on
 Preferred Stock
 Series D                   ---       ---            ---      17,698        (17,698)             ---          ---             ---
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock            ---       ---            ---         ---       (429,492)             ---          ---        (429,492)
Issuance of non-
 qualified options          ---       ---            ---         ---         55,200              ---          ---          55,200
Accretion of value
 of warrants                ---       ---            ---         ---            ---              ---      106,484         106,484
(Loss) for the
 year ended
 December 31, 1997          ---       ---            ---         ---            ---         (294,664)         ---        (294,664)
Balance at
 December 31, 1997    9,403,987  $ 94,040      1,615,871  $1,710,347    $12,579,920     $(19,427,332)    $523,984     $(4,519,041)



The Notes to the Financial Statements are an integral part of this statement.





NOTES TO THE FINANCIAL STATEMENTS

Note 1 -    Summary of significant accounting policies:
          A.   Organization
                  Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to exploit, develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. The Company's principal office is located in Providence, RI.

                  The accompanying financial statements include the accounts of Nestor, Inc., Nestor IS, Inc. ("IS"), Nestor Interactive, Inc. ("Interactive"), and Nestor Financial Services Group, a joint venture (organized in December, 1986, and dissolved effective December 31, 1995. IS and Interactive are wholly owned subsidiaries formed January 1, 1997. All intercompany transactions and balances have been eliminated.

          B.   Product and patent development costs
                 The   costs   of   development  of  the   Company's   software
          which consist primarily of labor and outside consulting and which are an inherent cost of the Company's business and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the estimated economic life (three to five years) of the product.

                    Patent-development     costs      are      expensed      or
          capitalized,       as       appropriate.        Amortization       of
          capitalized    costs    would   be   on   a    straight-line    basis
          over    the   shorter   of   the   estimated   economic   life,    or
          statutory life, of the patent. At December 31, 1997 and 1996, there were no capitalized patent-development costs.

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

          D.   Revenue recognition
                  The    Company    recognizes   revenue   based    upon    the
          following methods:

                     a)       Revenue     from    software     licensing     is
            recognized      upon      delivery      provided      that       no
            significant       vendor       and      post-contract       support
            obligations remain outstanding and collection of the resulting receivable is deemed probable. Where
            there       are      insignificant      post-contract       support
            obligations and/or warranties remaining at the time of delivery, the Company recognizes revenue and accrues the estimated cost of fulfilling such obligations or warranties.

                         Product    returns    or   exchanges    are    charged
            to operations as incurred. Where the Company anticipates significant returns of products sold, the Company establishes an allowance for anticipated returns or exchanges at the time of sale. If customer acceptance is uncertain, revenue is recognized upon approval by the customer.

                    b) Engineering contract revenue from long- and short-term contracts and from modeling services
            is       recognized       on      the      percentage-of-completion
            method, based upon the pattern of actual performance under the agreement with the customer. Management records expected losses on contracts in the period in which such losses become foreseeable.

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

          K.   Change in Presentation
                 In   order   to   conform   with   the   December   31,   1997
          presentation,    certain    balances   at    December    31,    1996,
          have been reclassified.


Note 2 -  Comparative Financial Information:
          The following financial information for the six months ended December 31, 1995 and the year ended December 31, 1996, is unaudited and is being presented for comparative purposes:

                               Year-Ended    Six Months Ended
                             Dec. 31, 1996    Dec. 31, 1995
                              (Unaudited)      (Unaudited)

          Total revenues       $ 4,508,397      $  2,149,088
          Loss from operations   (403,741)         (542,385)
          Net loss               (199,420)         (723,227)
          Net loss per share   $    (0.09)      $     (0.09)


Note 3 -  Income (loss) per share:
          The Company has adopted on December 31, 1997, the provisions of the Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("FAS 128"). Pursuant to this Statement, the Company has replaced the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS has been replaced by
          "diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provision of APB Opinion No. 15. There was no effect on current or prior year EPS computations from the adoption of FAS 128.


Note 4 - Accounts receivable, net of allowance for doubtful accounts:

                                             December 31,
                                         1997           1996

          Trade accounts receivable   $  711,766    $ 1,154,384
          Allowance for doubtful
          accounts                      (154,554)      (145,235)
          Accounts receivable,
          net of allowance
          for doubtful accounts       $  557,212    $ 1,009,149


Note 5 -  Deferred development costs:
          The Company began, in the quarter ended September 30, 1996, a project to customize its PRISM fraud detection system for a customer. For the six months ended December 31, 1996, the Company had deferred $364,000 of costs associated with this project. During 1997, an additional $211,000 of such costs were capitalized in connection with engineering and installation of the project. Management believes that these costs, which are subject to a binding contract entered into upon delivery of the software on March 28, 1997, will be
          fully    recovered    over    the   five    year    term    of    the
          aforementioned contract

          During the quarter ended March 31, 1997, the Company recorded a sale in the amount of approximately $550,000 based upon its delivery of a PRISM fraud detection system for a customer. As a result of new information (much of which was learned by management subsequent to December 31, 1997 when it was evaluating the fourth quarter, 1997, performance of the product) as to the customer's intention to delay implementation management has re-evaluated its decision to recognize the revenues on this contract and reversed the record revenue. In addition, the Company has deferred the associated costs and will amortize those costs against future revenues, as earned. This change, which reduced recorded revenues and costs by approximately $550,000 and $575,000, respectively, had an insignificant effect on net loss per share.


Note 6 -  Property and equipment at cost - net:

                                                    Useful Life
                                                    in Years or
                                December 31,         Lease Term
                             1997         1996

 Leasehold improvements   $   22,945    $   22,945   Lease Term
 Office furniture and
  equipment                  199,254       199,254     5 - 7
 Computer equipment        1,285,643     1,184,981     3 - 5
                           1,507,842    $1,407,180

 Less:  Accumulated
  depreciation and
  amortization             1,246,379     1,151,590
                          $  261,463    $  255,590

          Depreciation and amortization expense on the above assets of $95,682, $45,327, $104,559, and $100,229 was
          recorded   for   the   year  ended  December  31,   1997,   for   the
          six months ended December 31, 1996, and for the years ended June 30, 1996 and 1995, respectively.


Note 7 -  Intangible Asset:
          On   March   31,   1997,   the   Company  purchased   from   Cyberiad
          Software,      Inc.      ("Cyberiad"),      a      Rhode       Island
          corporation, substantially all of Cyberiad's assets. In this transaction, the Company issued 200,000 shares
          of   its   Common   stock   to  Cyberiad   and   agreed   to   assume
          approximately      $10,500      of      Cyberiad's       liabilities.
          Accordingly,    the    Company    recorded    as    an     intangible
          asset the excess of its acquisition cost over the fair value of the net liabilities assumed ($394,517) and is amortizing this asset over 36 months. Amortization expense recorded in the year ended December 31, 1997 was $98,629.


Note 8 -  Accounts payable and accrued expenses:
          Accounts payable and accrued expenses consists of the following:

                                     December 31,
                                  1997         1996
       Trade accounts payable  $ 316,670    $231,395
       Accrued salaries          333,046     185,842
       Other accrued expenses    256,778     253,505

                                $906,494    $670,742

Note 9 -  Line of credit:
          On   July   29,   1997   Nestor,  Inc.  entered   into   a   $200,000
          Revolving    Line   of   Credit   with   a   bank.    The    interest
          rate is equal to the prime rate plus 1.5%, and the Line expires on July 1, 1998. The loan is secured by the tangible assets of Nestor, Inc. There were no amounts outstanding at December 31, 1997. In March 1998, the
          Line of Credit was increased to $500,000 and the expiration date was extended to September 1, 1998.


Note 10 - Redeemable convertible preferred stock:
          The Company is required to redeem all of the following series of convertible preferred stock on or before
          August 1, 2004. Accordingly, this preferred stock subject to mandatory redemption has been presented separately outside of permanent stockholders' equity in the accompanying financial statements.

                                              December 31,
                                          1997           1996
       Series E, par value $1.00
       per  share, 1,444  shares
       outstanding  at  December
       31,    1997   and   1996.
       $305,577 and $189,226  of
       accumulated dividends  at
       December  31,  1997   and
       1996, respectively.            $ 1,749,577   $1,633,226

       Series F, par value $1.00
       per   share,  599  shares
       outstanding  at  December
       31,    1997   and   1996.
       $95,821  and  $51,313  of
       accumulated dividends  at
       December  31,  1997   and
       1996, respectively.                694,821      650,313

       Series G, par value $1.00
       per   share,  777  shares
       outstanding  at  December
       31,    1997   and   1996.
       $116,650  and $46,875  of
       accumulated dividends  at
       December  31,  1997   and
       1996, respectively.                893,650      823,875

       Series H, par value $1.00
       per  share, 2,026  shares
       outstanding  at  December
       31,    1997   and   1996.
       $428,739 and $265,494  of
       accumulated dividends  at
       December  31,  1997   and
       1996, respectively.              2,454,739    2,291,494

       TOTAL                          $ 5,792,787   $5,398,908



          Series F and G Convertible Preferred Stock

          Except as noted below the Series F and G Preferred Stock have the same terms and conditions. Each share of Series F and G Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $1.25 per share, subject to adjustment, after June 30, 1996. With respect to dividend rights, redemption rights and rights on liquidation, winding up or dissolution, the Series F Preferred Stock ranks pari passus with the Series G Preferred Stock and ranks prior to the Series B, D, E, and H Preferred Stocks and the Common Stock of the Company.

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

          The holders of the Series F and G Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the Company legally available for such purpose as and when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of nine percent (9%) compounded quarterly per annum of the stated value per share ($1,000.00 on original issuance) of Series F and G Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any of the shares of Series F and G Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series D, F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series F and G Preferred Stock means the period beginning on the date of issuance of the Series F or G Preferred Stock and ended on September 30, 1997. While no dividends were payable during the Restricted Period, they accrued and accumulated during the Restricted Period. The Company paid on December 31, 1997 for the quarter then ended, cash dividends totaling $35,613 on the Series F and G Preferred Stock.

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

          Series E and Series H Convertible Preferred Stock

          Except as noted below, the Series E and Series H Preferred Stock have the same terms and conditions. Each share of Series E and H Preferred Stock is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of (a) $1.50 per share subject to adjustment prior to August 1, 2004 or (b) on or after August 1, 2004 at a conversion price which is the lower of $1.00 or the conversion price in effect pursuant to
          (a). With respect to dividend rights, redemption rights and rights on liquidation, winding up or dissolution, the Series E and H Preferred Stocks rank
          (i) junior to the Series F Preferred Stock and the Series G Preferred Stock; and (ii) rank prior to the Series B Preferred Stock, the Series D Preferred Stock, and the Common Stock of the Company.

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

          The holders of the Series E Preferred Stock and the Series H Preferred Stock, except during the Restricted Period, are entitled to receive out of funds of the Company legally available for such purpose as and when declared by the Board of Directors of the Company quarterly dividends in cash at a rate of seven percent (7%) compounded quarterly per annum of the stated value per share ($1,000.00 on original issuance) of Series E and H Preferred Stocks. Dividends shall accrue, be accumulated and added to the stated value whether or not declared. So long as any of the shares of Series E and H Preferred Stock are outstanding, the Company shall not declare or pay any dividends on any outstanding Common or Preferred Stock, other than the Series D, F and G Preferred Stock. The Restricted Period as it relates to the payment of dividends on the Series E and H Preferred Stock means the period beginning on the date of issuance of the Series E and H Preferred Stock and ending on the earlier of (a) the first day of the calendar quarter in which the Company first pays cash dividends on its Common Stock or (b) June 30, 1998. While no dividends are payable during the Restricted Period, they will accrue and accumulate during the Restricted Period.

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



Note 11 - Convertible Preferred stock:
          In June 1997 the Company repurchased from Sligos S.A. all of the outstanding shares of the Series A Preferred Stock. See Note 19, Termination of License Agreement. Series A Preferred Stock was convertible at any time into one fully paid and non-assessable share of Common Stock. Series A Preferred had the same dividend rights as shares of Common Stock but carried no voting rights. Each share of Series A Preferred had the right to receive in liquidation $2.00 before any distribution was made on Common Stock or on any other class of stock ranking junior to Series A. The liquidation value of Series A Preferred was $0 and $904,128 at December 31, 1997 and 1996, respectively.

          Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock
          has   the  same  rights  with  respect  to  voting  and
          dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive in liquidation $1.00 before any distribution
          is   made   to  holders  of  the  Common  Stock.    The
          liquidation value of Series B Preferred was $1,445,000,
          and   $1,635,000,  at  December  31,  1997  and   1996,
          respectively.

          Series D Convertible Preferred Stock is convertible after January 1, 1996 at the option of the holder at any time, and from time to time, into one fully paid and non-assessable share of Common Stock of the Company on a share-for-share basis. The Series D Preferred shall have the right to receive annual dividends at the rate of seven percent (7%) of the stated value per share ($1.50), which dividend shall be paid in cash or in shares of Common Stock at the option of the Company. On June 30, 1997 and 1996, the Company paid stock dividends on the Series D Preferred totaling $18,381 and $13,548, respectively. The Company shall have the right, after June 1, 1996, to redeem in cash the Series D Preferred, in whole or in part from time to time, at the stated value per share plus accrued dividends. The liquidation value of Series D Preferred was $265,347 and $279,230 at December 31, 1997 and 1996,
          respectively.

          The Series D Convertible Preferred Stock ranks on a parity with Series B Convertible Preferred Stock with respect to dissolution, liquidation, or winding up of the Company and is entitled to receive, out of assets of the Company available for distribution upon liquidation, dissolution or winding up of the Company, $1.50 per share plus an amount equal to all dividends on shares accrued but unpaid, and is junior to all series of Redeemable Convertible Preferred Stock. The holders of the Series D Preferred are entitled to one vote for each share of Common Stock into which the Series D Preferred is convertible, and therefore have the same voting rights on a share-for-share basis, as the holders of the Common Stock.


Note 12 - Options and warrants:

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

          On May 6, 1997, the Company adopted the 1997 Stock Option Plan providing for the granting of options to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. The 1997 Stock Option Plan has authorized the grant of options to employees for up to 1,000,000 shares of the Company's common stock. Options are exercisable for up to ten years from the date of grant, although all options currently outstanding expire five years from the date of grant.

          The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") which is first applicable to the Company's fiscal year ended June 30, 1996. The Company will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized in the financial statements for qualifying grants issued pursuant to the Company's Stock Option Plan.

          The following table presents the activity of the Company's Stock Option Plan for the year ended December 31, 1997, for the six months ended December 31, 1996 and for the fiscal years ended June 30, 1996 and 1995:

                              Six Months
               Yr. Ended        Ended                 Year Ended 6/30,
                12/31/97       12/31/96               1996          1995

                   Weighted         Weighted         Weighted        Weighted
                   Av. Ex.          Av. Ex.          Av. Ex.         Av. Ex.
             Shares Price   Shares   Price    Share   Price    Shares Price
Outstanding
beginning
of year    1,781,500  1.50  1,356,000 1.03   1,399,000  1.80 1,141,000  1.90
Granted      484,000  1.81    612,000 2.38   1,406,000  1.04   348,000  1.60
Exercised     46,875  1.00    186,500 0.98     100,500  1.09    13,875  1.52
Canceled       4,625  1.67        ------     1,348,500  1.83    76,125  2.43
Outstanding
end of year2,214,000  1.58  1,781,500 1.50   1,356,000  1.03 1,399,000  1.80

Options
exercisable
at year end1,470,250  1.39  1,101,875 1.22   1,023,500  1.00   950,375  1.88

Weighted
average fair
value of
options
granted
during
the year    $    1.44


          The   following  table presents weighted average  price
          and life information about significant option groups outstanding at December 31, 1997.

                     Options Outstanding        Options Exercisable
                             Weighted
                  Number     Average   Weighted              Weighted
               Outstanding  Remaining  Average     Number    Averaged
    Range of        at     Contractual Exercise ExercisableExercisable
Exercise Prices  12/31/97  Life (Years) Price   at 12/31/97   Price
$ .87 - $1.00    1,034,000     2.69      $0.99    976,250    $0.99
$1.50 - $2.00      405,500     4.48       1.59    125,500     1.60
$2.14 - $2.44      707,500     3.73       2.30    335,000     2.31
$2.81 - $2.94       67,000     3.77       2.86     33,500     2.86
                 2,214,000     3.38      $1.58  1,470,250    $1.39

          The following are the pro forma net loss and net loss per share for the year ended December 31, 1997, for the six months ended December 31, 1996, and for the year ended June 30, 1996, as if the compensation cost for the option plan had been determined based on the fair value at the grant date for grants in those periods and reflected in the financial statements:

                Year Ended          Six Months Ended         Year Ended
            December 31, 1997      December 31, 1997       June 30, 1996
               As        Pro          As       Pro           As       Pro
            Reported    Forma      Reported   Forma       Reported   Forma
Net income
 (loss)   $(294,664) $(876,280)  $(935,337) $(1,277,841)  $ 12,690 $(633,262)
Net (loss)
 per
 share    $   (0.08) $   (0.14)  $   (0.13) $     (0.17)  $ (0.03) $   (0.11)

          The effects on the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, pro forma loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years because additional options will vest subsequent to December 31, 1997 and the Company expects to grant additional options in future years. Because FAS No. 123 is first applicable to the Company's fiscal year ended June 30, 1996, the full effects on pro forma earnings will not be felt until 1998.

          The fair value of each option grant was estimated using the Black-Scholes model with risk-free interest rates on the date of grant which ranged from 5.4% to 6.8%. The Company has never declared nor paid dividends on its common stock and does not expect to in the foreseeable future. The volatility factor of the expected market price of the Company's common stock used in estimating the fair value of the grants was .815 and the expected life of the options was estimated as five years.

          The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. The following table presents warrants outstanding:

                              Dec. 31, 1997     Dec. 31, 1996
Officers                               ---            10,000
Others                           2,709,089         2,826,239

Eligible, End of Year
for Exercise
 Currently (at prices
 ranging from $.65 to $4.62
 per share)                      2,709,089         2,836,239

Warrants issued                        ---               ---
 Low exercise price             $      ---        $      ---
 High exercise price            $      ---        $      ---

          Of the warrants outstanding at December 31, 1997, 210,050 were issued in conjunction with the issuance of the Series D Convertible Preferred Stock. These warrants entitle the registered owner to purchase one-half of one share of Common Stock at the per-share exercise price of $2.00. All other outstanding warrants entitle the owner to purchase one share of Common Stock for each warrant, at prices ranging from $0.65 to $2.00 per share.

          The warrants outstanding as of December 31, 1997, are currently exercisable and expire at various dates through October 5, 2005.

          During the year ended June 30, 1996, the exercise price of 1,000,000 warrants issued in the prior year was reduced from $1.50 to $.65. The maximum cumulative expense to be recorded by the Company upon exercise of these warrants will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the
          remaining  life  of  the  warrants.   Accordingly,  the
          Company recognized expenses totaling $106,000 and $42,000 for the year and six months ended December 31, 1997 and 1996, respectively.

          Also during the year ended June 30, 1996, the Company issued to Wand Partners, Inc. 700,000 ten-year warrants to purchase shares of the Common Stock of the Company at $1.00 per share. The Company recorded a charge of $131,250 representing the difference between the market value of the underlying Common Stock of the Company and the aggregate exercise price of such warrants during the fiscal year ended June 1996.


Note 13 - Major customers:
          In the year ended December 31, 1997, two customers accounted for 39% and 16% of the Company's revenues. In the six months ended December 31, 1996, five customers accounted for 19%, 18%, 15%, 13% and 11% of the Company's revenues. In the fiscal year ended June 30, 1996, one customer accounted for 30% of the
          Company's total revenues. Another customer, who accounted for 16% of the Company's 1997 revenues, accounted for 13% of the Company's revenues during the year ended June 1996 and 16% of the Company's revenues during the year ended June 1995. A third customer accounted for 11% of the Company's revenues during the year ended June 1995.


Note 14 - Revenue from sources outside the United States:
          Revenues  from  licenses,  engineering  and  sales   of
          tangible products sold outside the United States were as follows:

             Year Ended    Six Months      Year Ended June 30,
              12/31/97      12/31/96        1996          1995
France     $   480,899    $  30,000    $    65,085   $    98,785
Belgium        903,662       42,000        727,375       507,900
Germany            ---          ---        173,877        81,649
Japan          531,590       14,094         36,424         2,100
Canada         223,000          ---         41,710        27,985
Singapore          ---          ---         65,530        65,315
All other
 countries     150,100       24,760        279,798       289,501
           $ 2,289,251    $ 110,854    $ 1,389,799   $ 1,073,235

Note 15 - Other income (expense) - net:
          Other income (expense) as reflected in the consolidated statements of operations consists of the following:

                                 Six Months
                    Year Ended     Ended       Year Ended 6/30
                     12/31/97     12/31/96     1996        1995
Interest expense    $ (3,598)   $ (3,227)  $ (51,574)  $ (34,801)

Expense relating
 to financing
 operations         (106,484)    (42,500)   (131,250)   (210,500)

Net gain on sale of
 tangible and
 intangible assets
 (See Note 20)            ---         ---     213,185         ---

Other - net           141,403      29,507       9,589      24,277

Other Income
 (Expense) - Net    $  31,321   $(16,220)  $   39,950  $(221,024)

Note 16 - Income taxes:
          The Company accounts for income taxes using the deferred liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

          The components of the provision (benefit) for income taxes are:

                               December 31,    December 31,
                                   1997            1996

          Current:
          Federal               $  30,000         $    ---
          State                       ---              ---

          Deferred:
          Federal                     ---              ---
          State                       ---              ---
                                      ---              ---

          Total Income Taxes    $  30,000         $    ---
[/TABLE]

          Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                  December 31,      December 31,
                                      1997              1996
Deferred tax liabilities:
  Accounts receivable            $        ---       $       ---
  Unbilled contract revenue               ---               ---
  Accrued expenses                     43,000               ---
  Other - net                             ---               ---
Total deferred tax liabilities         43,000               ---

Deferred tax assets:
  Accounts receivable                  62,000            58,000
  Accrued expenses                    205,000           104,000
  Deferred income                      60,000           173,000
  Other - net                             ---             2,000
  Tax credits                          30,000               ---
  Net Operating Loss                6,563,000         6,354,000
Total deferred tax assets           6,920,000         6,691,000

Valuation allowance               (6,877,000)       (6,691,000)
Net deferred tax assets                43,000               ---
Net Deferred Tax Balance         $        ---       $       ---

          In accordance with FAS 109, a valuation allowance must be established until it is more likely than not that future benefits arising from net deferred tax assets will be realized. Management has established an allowance equal to the value of the net deferred tax assets due to the Company's history of net losses. The realization of the deferred tax assets is not assured because of the potential for future losses and potential limitations on the Company's ability to utilize its net operating loss carryforwards due to certain provisions contained in Section 382 of the Internal Revenue Code.

          A reconciliation of the provision for income taxes to the amount computed using the Federal statutory tax rates consists of the following:

                      Six         Six
                     Months      Months
                     Ended       Ended
                    Dec. 31     Dec. 31    Year Ended June 30,
                      1997        1996      1995        1994
Income (Loss)
  Before Taxes     $(294,664)  $(892,000) $ 13,000  $(3,457,000)

Tax at statutory
  rate of 34%      $(101,000)  $(303,000) $  4,000  $(1,176,000)
State income tax
  (net of
  federal benefit)  (19,000)    (53,000)     1,000    (207,000)
Effect of permanent
 differences        (36,000)       3,000     7,000        7,000
Valuation Allowance            186,000    353,000   (12,000)
1,376,000

Income Tax Expense $  30,000   $     ---  $    ---  $       ---

          The Company and its subsidiaries have available at December 31, 1997, $17,857,000 and $8,267,000 of net
          operating loss carryforwards for federal and state purposes, respectively. These loss carryforwards may be applied against future taxable income and begin to expire in 1998.


Note 17 - Related party transactions:
          Herbert  S.  Meeker, a director of the  Company,  is  a
          partner in the law firm of Baer, Marks & Upham, which the Company uses for legal services. For the year ended December 31, 1997, the six months ended December 31, 1996, and for the years ended June 30, 1996, and 1995, the Company recorded an expense for Baer, Marks & Upham of $14,400, $7,200, $14,440, and $14,440,
          respectively. In addition, in the year ended June 30, 1995, the Company recorded a charge against additional paid-in capital of $26,736 for the work done by Baer, Marks & Upham on the Company's Rights Offering. Included in Accounts payable and accrued expenses at December 31, 1997, and Other current liabilities at December 31, 1996 are $4,325 and $8,045, respectively, due Baer, Marks & Upham.

          Bruce W. Schnitzer, who became a director of the Company in August 1994, is Chairman of Wand Partners, Inc., a private investment firm that the Company uses for management consulting. For the year ended December 31, 1997, the six months ended December 31, 1996, and for the years ended June 30, 1996 and 1995, the Company recorded an expense for Wand Partners, Inc. of $49,479, $25,060, $46,076 and 43,530, respectively. During 1997 the Company granted Mr. Schnitzer, as a director of the Company, a non-qualified stock option for a total of 5,000 shares and recognized an expense of $6,900. Additionally, on December 31, 1997, the Company paid to Wand Partners a dividend totaling $35,613 on the Series F and G preferred stock held by Wand. Included in Accounts payable and accrued expenses at December 31, 1997 and Other current liabilities at December 31, 1996 are $23,301 and $0, respectively, due Wand Partners, Inc.

          Thomas F. Hill, who became a director of the Company in August 1994, is President of Thomas F. Hill, Inc., a consulting firm that the Company uses for marketing consulting. During 1997 the Company granted Mr. Hill, as a director of the Company, a non-qualified stock option for a total of 5,000 shares and recognized an expense of $6,900. For the year ended June 30, 1995, the Company recorded an expense for Hill & Partners of $106,679.

          Thomas D. Halket, who became an officer of the Company in January 1993, is a partner in the law firm of Halket & Pitegoff LLP, which the Company uses as outside counsel. For the year ended December 31, 1997, the six months ended December 31, 1996, and for the years ended June 30, 1996 and 1995, the Company recorded an expense for Halket & Pitegoff LLP of $100,961, $65,425, $144,176, and $103,326, respectively. Included in Accounts payable and accrued expenses at December 31, 1997 and Other current liabilities at December 31, 1996 are $67 and $6,864, respectively, due Halket & Pitegoff LLP.

          During 1997 the Company issued non-qualified options to Mr. Sam Albert, Dr. Leon Cooper, Dr. Charles Elbaum, and Mr. Jeffrey Harvey as directors of the Company. Each option was for 5,000 shares and the Company recognized an expense of $27,600.


Note 18 - Commitments and contingencies:
          The Company leases a facility in Rhode Island under an operating lease dated July 1, 1985, as amended. This lease provides for minimum annual rentals of $141,742 until February 1998, $195,000 until March 2001, $201,500 until March 2002, and $208,000 until March 2003. Through February 1998 the Company is also obligated to pay its proportionate share of increases in real estate taxes and common area maintenance over a base period; after February 1998 such costs are included in the base rent.

          Rent  expense  of  $188,936,  $47,989,  $171,928,   and
          $153,385 was charged to operations for the year ended December 31, 1997, for the six months ended December 31, 1996 and for the years ended June 30, 1996, and 1995, respectively.

          On August 1, 1994, the Company signed a Financial Advisory Agreement with Wand Partners, Inc. The terms of the Agreement specify that Wand Partners, Inc. will provide consulting services for a fee of $40,000 per year, plus out-of-pocket expenses. The Agreement is in effect so long as Wand Partners, Inc. owns at least
          500,000 shares of Nestor's Common Stock, or other equities which are convertible into that number of shares of Common Stock (See Note 17 - Related party transactions).

          The Company has placed purchase orders, including an end-of-life order, totaling $877,500 with Intel Corporation for a supply of the Ni1000 Recognition
          Accelerator Chips. The Company expects to take delivery of $195,000 of the chips during 1998; $292,500 after December 1998; and $390,000 after December 1999.

          The Company entered into an agreement on September 25, 1997, for the modification of one of the components of the TrafficVision product. Nestor agreed to pay Zeller Research, Ltd. $75,000 for engineering, which is expected to be completed in the second quarter of 1998, and to purchase 100 units of the modified component at a total cost of up to $53,000.

          The aggregate minimum payments due over the remaining term of the above agreements is as follows:

          December 31, 1998        $   553,924
          December 31, 1999            527,500
          December 31, 2000            625,000
          December 31, 2001            240,417
          December 31, 2002            246,917
          Thereafter                    74,667
                                   $ 2,268,425


Note 19 - Termination of license agreement:
          In December 1994, Sligos agreed to convert $200,000 of its prepayment into equity and the Company agreed to refund to Sligos its prepayments of royalties and engineering fees under its license agreement with the Company, which was dated October 16, 1990. At December 31, 1996, such long-term portion of deferred income remaining on the books of the Company amounted to $430,899 after giving effect to the application of $200,000 of deferred income to the purchase by Sligos of 100,000 shares of Series A Preferred Stock, $30,000 refunded by the Company to Sligos, and the reclassification of $275,000 to Other current liabilities.

          In June 1997 the Company and Sligos terminated their License Agreement. Pursuant to the termination agreement, the Company paid Sligos in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of 452,000 shares of Company's
          Series A Preferred Stock. The Company allocated $125,000 of the payment to the settlement of its current liability to Sligos and consequently recorded other income of $100,000 as discount on the obligation to Sligos. The Company allocated the remaining $100,000 of the payment to the repurchase of its Series A Preferred Stock and, accordingly, reclassified $352,000 to additional paid-in capital. The Company also eliminated the long-term deferred income related to Sligos prepayments (which were received in October
          1990) and recorded software licensing revenues of $480,000.


Note 20 - Significant transactions:
          On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with National Computer Systems, Inc. (NCS) transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. The Company received $1,400,000 as an initial license fee pursuant to the Licensing Agreement, and has the right to receive royalties on future sales of the products by NCS. Minimum annual royalties range from $160,000 in the year ended June 30, 1997 to $350,000 in the years ended June 30, 2001 and beyond. The Company recognized $120,000 of revenue under this license agreement in calendar 1997. If NCS terminates its exclusive rights under the contract, minimum royalty payments would not be required subsequent to such termination. The initial license fee was included in software licensing revenue in the year-ended June 30, 1996.

          The Asset Purchase Agreement transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000. The net gain on the sale of these assets was recognized as Other income in the year-ended June 30, 1996.


Note 21 - New accounting standards:
          In June 1997, the Financial Accounting Standards Board issued two new accounting pronouncements: Statement of Financial Accounting Standards Numbers 130 and 131 ("FAS 130" and "FAS 131"). Management believes that the adoption of FAS 130, Reporting Comprehensive Income and FAS 131, Disclosures About Segments of an Enterprise and Related Information, will not have a material effect on the Company's financial statements.

          In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The Company has not yet determined the effects SOP 97-2 will have on its financial position or the results of its operations.


Note 22 - Subsequent Event:
          On March 25, 1998, the Company entered into a $1,500,000 Line of Credit agreement with Transaction Systems Architect, Inc. ("TSAI"). The loan matures one year from the date of execution and is secured by the royalty stream produced by the Company's License Agreement with Applied Communications, Inc., a subsidiary of TSAI. Interest on the loan is equal to the prime rate as published daily in the Wall Street Journal.


                          NESTOR, INC.                   Part IV
                                                         Item 14
                                                     Schedule II
            CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                 Balance            Addition
                    at                   Charged                Balance
                Beginning     Charged       to                     at
                    of           to       Other      Deductions   End
Description       Period      Expense    Accounts     Reserve  of Period

Allowances
deducted from
accounts
receivable:
Year ended
 June 30, 1995   $  23,230    $ 45,276    $  ---     $(10,530) $  57,976

 Year ended
 June 30, 1996   $  57,976    $120,656    $  ---     $(12,923) $ 165,709

 Six months
 ended
 December 31,
 1996            $ 165,709    $ 38,888    $  ---     $(59,362) $ 145,235

Year ended
 December 31,
 1997            $ 145,235    $ 80,495    $  ---     $(71,176) $ 154,554




ITEM 8.   Financial Statement and Supplementary Data

          See annexed financial statements.


ITEM 9.   Changes   in   or  Disagreement  with  Accounting   and
          Financial disclosure

          Not applicable.


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

          Schedule II:    Valuation and Qualifying Accounts and
          Reserves

           All   other   schedules  are  omitted   because   such
           information is not applicable.

               (2) Exhibits numbered in accordance with Item 601 of Regulation S-K.

(See Exhibit Index)

          Exhibits filed herewith:
          (None)
               (b)  Reports on Form 8-K:

               On  April 8, 1997, the Corporation filed with  the
               Securities and Exchange Commission a current  Form
               8-K dated March 28, 1997 is hereby incorporated by reference.

               On  April 10, 1997, the Corporation filed with the
               Securities and Exchange Commission a current  Form
               8-K dated March 31, 1997 is hereby incorporated by reference.

               On  April 30, 1997, the Corporation filed with the
               Securities and Exchange Commission a current  Form
               8-K dated April 18, 1997 is hereby incorporated by reference.

               On  May  7, 1997, the Corporation filed  with  the
               Securities and Exchange Commission a current  Form
               8-K dated May 6, 1997 is hereby incorporated by reference.




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

10.3      Lease  Rider  dated February 6, 1985  between  Richmond
          Square Technology Park Associates and the Company, filed as an Exhibit to the Company's Report on Form 10-
          K for the fiscal year ended June 30, 1986, is hereby incorporated herein by reference.

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

10.30 Asset Purchase Agreement and License Agreement between the Company and National Computer Systems, Inc., filed as an Exhibit to the Company's Current Report on Form 8-
          K dated June 11, 1996, is hereby incorporated by reference.

10.31     Prism  Non-Exclusive  License  Agreement  between   the
          Company and Applied Communications, Inc., filed  as  an
          Exhibit  to  the Company's Current Report on  Form  8-K
          dated  September  19, 1996, is hereby  incorporated  by
          reference.   Portions of the Exhibit omitted,  pursuant
          to a grant of confidential treatment.

21        Nestor  IS, Inc., a wholly-owned subsidiary of  Nestor,
          Inc. incorporated January 1, 1997, doing business as Nestor Intelligent Sensors.

21.1 Nestor Interactive, Inc. a wholly-owned subsidiary of Nestor, Inc. incorporated January 1, 1997.

4.1 Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's
          Registration Statement on Form S-8, filed May 16, 1997, is hereby incorporated by reference.

10.32     License Agreement dated as of March 28, 1997, between
          Nestor, Inc. and Total System Services, Inc. filed as an Exhibit to the Company's Current report on Form 8-K dated April 8, 1997, is hereby incorporated by reference. Portions of the Exhibit omitted, pursuant to a grant of confidential treatment.

10.33     Asset Acquisition Purchase Agreement dated March 31,
          1997 among Nestor Interactive, Inc., Cyberiad Software,
          Inc., Christopher L. Scofield and Jeffrey Pflum filed as an Exhibit to the Company's Current Report on Form 8-
          K dated April 10, 1997, is hereby incorporated by reference.

10.34 Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Current
          Report on Form 8-K dated May 6, 1997 is hereby incorporated by reference.

10.35 Amendment to the Prism Non-Exclusive License Agreement dated as of April 18, 1997, between Nestor, Inc. and Applied Communications, Inc. filed as an Exhibit to the Company's Current Report on Form 8-K dated April 30,
          1997 is hereby incorporated by reference. Portions of the Exhibit omitted pursuant to a grant of confidential treatment.
