Form 10-Q
period 1998-03-31
NESTOR INC
filed 1998-05-14
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1998

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

                Yes  X              No _________

    Common stock, par value .01 per share:  9,486,237 shares
                outstanding as of March 31, 1998





                          NESTOR, INC.

                    FORM 10Q - March 31, 1998

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Operations (Unaudited)
       Three Months Ended March 31, 1998 and 1997

       Consolidated Balance Sheet (Unaudited)
       March 31, 1998 and December 31, 1997

       Statement of Consolidated Cash Flows (Unaudited)
       Three Months Ended March 31, 1998 and 1997

       Notes to Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Consolidated Statements of Operations

                                            Quarter Ending
                                    March 31, 1998 March 31, 1997
Revenues:
   Software licensing               $   543,841     $  525,994
   Engineering services                 308,308        694,325
   Tangible product sales                79,666         20,057
      Total Revenue                     931,815      1,240,376

Operating Expenses:
   Engineering services                 439,194        583,687
   Tangible product sales                34,306          6,084
   Research and development             444,108        275,809
   Selling and marketing expenses       420,085        462,727
   General and administrative
     expenses                           295,772        354,917
      Total costs and expenses        1,633,465      1,683,224

Loss from operations                  (701,650)      (442,848)

Other expense                          (29,684)       (21,308)

Loss for the period
  before income taxes                 (731,333)      (464,156)

Income taxes                             7,500            ---

Net Loss for the period             $ (738,833)     $(464,156)


(Loss) Per Share:
   Net (Loss) for the Period        $ (738,833)     $(464,156)
   Dividends accrued on
     preferred stock                   113,801        103,163

   (Loss) Applicable
     to Common Stock                $ (852,635)     $(567,319)

   (Loss) Per Share:
      Basic and diluted             $    (0.09)     $   (0.06)

   Shares Used in Computing
    (Loss) Per Share:
      Basic and diluted              9,438,987      8,936,610



          The notes to the financial statements are an integral part of this statement.





                          Nestor, Inc.
                   Consolidated Balance Sheets

                                       3/31/98         12/31/97
Current assets:
 Cash and cash equivalents           $   132,103     $   386,639
 Accounts receivable, net of
   allowance for doubtful accounts       395,229         557,212
 Unbilled contract revenue               589,310         298,803
 Other current assets                    269,735         232,492
     Total current assets              1,386,377       1,475,145
Non current assets:
 Property and equipment at cost -
   net of accumulated depreciation       333,513         261,463
 Deferred development costs              574,752         574,752
 Intangible assets -
   net of accumulated amortization       263,011         295,887
 Other assets                              5,783           5,783
Total assets                         $ 2,563,436     $ 2,613,031

Liabilities and Stockholders Equity (Deficit)

Current liabilities:
 Line of credit                      $   250,000     $       ---
 Accounts payable and other
   current liabilities                 1,291,616         920,833
 Deferred income                         438,287         408,232
     Total current liabilities         1,979,903       1,329,065
Noncurrent liabilities:
 Long terms obligations
   under capital leases                   53,471          10,220
     Total liabilities                 2,033,373       1,339,285
 Redeemable preferred stock                  ---       5,792,787
Stockholders' equity (deficit):
Preferred stock, $1.00 par value,
 authorized 10,000,000 shares;
 issued and outstanding:
  Series B - 1,365,000 shares at
   March 31, 1998 (liquidation
   value $1,365,000 - $1.00
   per share)and 1,445,000 shares
   at December 31, 1997
   (liquidation value $1,445,000 -
   $1.00 per share)                    1,365,000       1,445,000
  Series D - 170,871 shares
   at March 31, 1998 (liquidation
   value $269,833 - $1.50 per
   share plus accrued dividends)
   and 170,871 shares at
   December 31, 1997 (liquidation
   value $265,347 - $1.50 per
   share plus accrued dividends)         269,833         265,347
  Series E, F, G and H - preferred
   stock 4,846 shares at March 31,
   1998 and December 31, 1997
   (liquidation value $1,000
   per share plus accrued dividends)   5,866,237             ---
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 issued and outstanding; 9,486,237
 shares at March 31, 1998 and
 9,403,987 shares at December 31,
 1997                                     94,862          94,040
Warrants and options                     550,604         523,984
Additional paid-in capital            12,549,692      12,579,921
Retained (deficit)                   (20,166,166)   (19,427,332)
   Total stockholders'
     equity (deficit)                    530,062     (4,519,041)
Total Liabilities and
 Stockholders' Equity (Deficit)      $ 2,563,436     $ 2,613,031


            The notes to the financial statements are
               an integral part of this statement.





                          Nestor, Inc.
              Consolidated Statements of Cash Flows

                                            Quarter Ending
                                    March 31, 1998 March 31, 1997

Cash flows from operating activities:
 Net loss                            $ (738,833)     $ (464,155)
  Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities:
     Depreciation and
      amortization                       60,490          23,891
     Expenses charged to
      operations relating to
      options, warrants and
      capital transactions               26,621          26,621
     Changes in assets
      and liabilities:
      Decrease in accounts
       receivable                       161,983         128,997
      (Increase) in unbilled
       contract revenue                (365,305)       (495,049)
      Decrease in deferred
       development costs                    ---         364,405
      Decrease (increase)
       in other assets                  (37,244)         16,040
      Increase (decrease)
       in accounts payable,
       and other current
       liabilities                      337,722         (37,460)
      Increase in deferred income       104,853           3,308

      Net cash used by
       operating activities            (449,714)       (433,402)

Cash flows from investing activities:
 Purchase of property and
  equipment                             (10,000)        (17,161)
      Net cash used by
       investing activities             (10,000)        (17,161)

Cash flows from financing activities:
 Repayment of obligations
  under capital leases                  (13,352)         (3,189)
 Proceeds from line of credit           250,000             ---
 Proceeds from issuance of
  common stock                            4,395             ---
 Payment of dividends on
  preferred stock                       (35,865)            ---
      Net cash used by
       financing activities             205,178          (3,189)

 Net change in cash
  and cash equivalents                 (254,536)       (453,752)

 Cash and cash equivalents
  - beginning of period                 386,639         774,457

 Cash and cash equivalents
  - end of period                   $   132,103      $  320,705

Supplemental cash flows
 information
 Interest paid                      $     4,969      $      396

 Income taxes paid                  $    30,000      $      ---


  The notes to the financial statements are an integral part of this statement.






           Notes to Consolidated Financial Statements


Note 1-Financial statements:

       In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1998 and 1997; (b) the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997; and (c) consolidated financial position at March 31, 1998 have been made. The accompanying quarterly results of operations and cash flows are not necessarily indicative of the results expected for the entire fiscal year.

       The accompanying financial statements include the accounts of Nestor, Inc., Nestor IS, Inc. ("IS"), and Nestor Interactive, Inc. ("Interactive"). IS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries of Nestor, Inc. All intercompany transactions and balances have been eliminated.

Note 2-Redeemable convertible preferred stock:

       On March 31, 1998, the Company and Wand Partners, owner of the outstanding Redeemable convertible preferred stock, agreed to modify certain terms and conditions governing the stock. Wand Partners agreed to release Nestor from mandatory redemption of the stock in exchange for Nestor's agreement to increase the dividend rate by one percent per annum beginning on July 1, 2000. Because Nestor is no longer required to redeem the stock, it is classified within equity on the March 31, 1998, balance sheet in the aggregate amount of $5,866,237. See also, "Note 3 - Subsequent event."

                                           3/31/98     12/31/97
       Series  E,  par  value  $1.00   per
       share,1,444 shares outstanding  and
       $305,577  of accumulated  dividends
       December 31, 1997.                     ---    $1,749,577

       Series  F,  par  value  $1.00   per
       share,  599 shares outstanding  and
       $95,821 of accumulated dividends at
       December 31, 1997                      ---       694,821

       Series  G,  par  value  $1.00   per
       share,  777 shares outstanding  and
       $116,650  of accumulated  dividends
       at December 31, 1997                   ---       893,650

       Series  H,  par  value  $1.00   per
       share, 2,026 shares outstanding and
       $428,739  of accumulated  dividends
       at December 31, 1997.                  ---     2,454,739

       TOTAL:                                 ---    $5,792,787


Note 3-Subsequent event:

       On April 29, 1998, Nestor sold to Transaction Systems Architects, Inc. ("TSAI") $5 million of newly issued common stock at a price of $2 per share and a warrant to purchase an additional 2.5 million shares at $3 per share. Concurrent with this transaction, Wand Partners agreed to convert its $5.8 million of convertible preferred stock to common stock.


Note 4-New accounting standards:

       Comprehensive Income: In 1998, the Company adopted Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the Company does not expect comprehensive income to differ significantly from net income. Therefore, adoption of this Statement is not expected to have a significant impact on the Company's financial position or results of operations.

       Software Revenue Recognition: As of January 1, 1998, the Company adopted AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for transactions that the Company enters into in 1998. Prior years have not been restated. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for contracts with multiple elements, revenue, in some instances, may be recognized later than under past practices. Adoption of SOP 97-2 had an insignificant impact on net loss per share for the quarter ended March 31, 1998.





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



Liquidity and Capital resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $132,000 at March 31, 1998, as compared with $386,000 at December 31, 1997, and $715,000 at September 30, 1997. At March 31, 1998,
the Company had a working capital deficiency of $594,000 as compared with working capital of $146,000 at December 31, 1997.

The Company's net worth at March 31, 1998, was $530,000, as compared with negative net worth of $4,519,000 at December 31, 1997. The increase in net worth results from the reclassification to equity of $5,800,000 of redeemable preferred stock. On March 31, 1998, the Company and Wand Partners, owner of the redeemable preferred stock, agreed to modify certain terms and conditions governing the stock. Wand Partners agreed to release Nestor from mandatory redemption of the stock in exchange for Nestor's agreement to increase the dividend rate by one percent per annum beginning on July 1, 2000.

On April 29, 1998, Nestor sold to Transaction Systems Architects, Inc. ("TSAI") $5,000,000 of newly issued common stock at a price of $2 per share and a warrant to purchase an additional 2,500,000 shares at $3 per share. Concurrent with this transaction, Wand Partners agreed to convert its $5,800,000 of convertible preferred stock to common stock.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as at March 31, 1998 and the proceeds of the sale of stock to TSAI, to meet the company's anticipated cash requirements through the end of its fiscal year ending December 31, 1998.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $438,000 at March 31, 1998, as compared with $408,000 at December 31, 1997.

Future commitments

During the quarter ended March 31, 1998, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $10,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has placed purchase orders totaling $877,500 with Intel Corporation for a supply of the Ni1000 Recognition Accelerator Chips. The Company expects to take delivery of $195,000 of the chips during 1998; $292,500 after December 1998; and $390,000 after December 1999.

The Company entered into an agreement on September 25, 1997, for the modification of one of the components of the TrafficVision product. Nestor agreed to pay Zeller Research, LTD $75,000 for engineering, which is expected to be completed during the third quarter of 1998, and to purchase 100 units of the modified component at a total cost of up to $53,000.


Results of Operations

For the quarter ended March 31, 1998, the Company realized a 25% decrease in revenues compared to the prior year and a 3% decrease in expenses resulting in a 58% increase in the loss from operations.

The Company executed a license agreement on March 28, 1997, made required deliveries, and recognized in the quarter ended March 31, 1997, $550,000 of revenues under this contract. Since the installation, the Company has continued to modify and improve the software although the customer has not yet deployed it. While management expects that the customer will deploy the software, management is not able to forecast when it will be deployed. Accordingly, the revenues associated with this contract were reversed in the fourth quarter of 1997 and $575,000 of costs were capitalized as Deferred development costs at December 31, 1997. During the quarter ended March 31, 1997, the Company recognized as expense $364,000 of the costs that were capitalized in December 1996. The deferred development costs will be amortized over the remaining life of the license. Excluding the effects of this license from the first quarter 1997 results, revenues in the March 1998 quarter increased 35% over the prior year while expenses increased 24%, yielding a 12% increase in the operating loss.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the quarter ended March 31, 1998, revenues decreased $308,000 to $932,000 from $1,240,000 in the quarter ended March 31, 1997, including revenues from the license signed March 28, 1997.

Engineering Services

During   the   quarter  ended  March  31,  1998,  revenues   from
engineering contracts decreased $386,000 to $308,000 from $694,000 in the corresponding quarter of the prior fiscal year. Prior year revenues included $550,000 of engineering revenues relating to the license signed in March 1997 discussed above.

Revenues relating to the customer-funded modification of Nestor's Fraud Detection System totaled $245,000, a decrease of $419,000 over year-earlier revenues of $664,000. Revenues associated with the license signed in March 1997 were included in Engineering services because of the significant level of customization required by the customer. Excluding those revenues, engineering services revenues in the first quarter of 1998 increased $131,000 to $245,000 from $114,000 of such revenues in the year-earlier period.

The Company has contracts with several government customers to perform various engineering and development services. The contracts, signed at various times, call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions. During the quarter ended March 31, 1998, the Company recognized revenues totaling $63,000 under its government contracts, as compared with $30,000 of such revenues in the year-earlier period.

Software Licensing

Product-licensing revenues totaled $544,000 in the quarter ended March 31, 1998, as compared with $526,000 in the same quarter of the prior year. Software licensing revenues from the Company's Prism product line totaled $526,000 in the first quarter of 1998, as compared with $519,000 in the corresponding quarter of the prior year.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $32,000 in the quarter ended March 31, 1998, as compared with $9,000 in the corresponding quarter of the prior fiscal year.

The Company is continuing its development of the TrafficVision product, which incorporates the Ni1000 Recognition Accelerator Chip (see "Investment in Product Development and Marketing," below). During the quarter ended March 31 1998 and 1997, TrafficVision revenues totaled $48,000 and $12,000, respectively.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,633,000 in the quarter ended March 31, 1998, a decrease of $50,000 from total operating costs of $1,683,000 in the corresponding quarter of the prior fiscal year.

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

Labor costs continue to be the Company's single greatest expense category. In the quarter ended March 31, 1998, the Company paid $974,000 for wages and consulting fees, an increase of $303,000 from total wages and consulting fees of $ 671,000 paid in the corresponding quarter of the prior fiscal year. The increase in labor costs reflects the increase in staffing: full-time employees, including consultants, totaled 48 at March 31, 1998, as compared with 41 at March 31, 1997.

Engineering Services

Costs  related  to engineering services totaled $439,000  in  the quarter ended March 31, 1998, as compared to $584,000 in the corresponding quarter of the prior fiscal year. As a percentage of revenues, these costs increased from 84% last year to 142% this year reflecting investments the Company made in key-customer accounts and reflecting the higher percentage of engineering service revenues derived from government customers in 1998, where margins tend to be lower than for commercial customers.

Research and Development

Research and development expenses totaled $444,000 in the quarter ended March 31, 1998, as compared with $276,000 in the year-earlier period. The increase in such costs reflects the net of increased investment in product development in the Company's TrafficVision and InterSite product lines and the decrease of product development relating to the Prism products. Product development in the Company's TrafficVision and InterSite product lines totaled $391,000 in the quarter ended March 31, 1998, as compared with such product development in the year-earlier period of $119,000. Product development relating to the Prism products in the quarter ended March 31, 1998, totaled $53,000 as compared with $157,000 of product development costs in the first quarter of 1997.

Selling and Marketing

Selling and marketing costs totaled $420,000 in the quarter ended March 31, 1998. In the corresponding quarter of the prior fiscal year, selling and marketing costs totaled $462,000, including $79,000 of costs deferred from the six months ended December 1996 and recognized in March 1997 at the time the customer license was signed. Excluding the costs deferred from December 1996, the increase in selling and marketing costs reflects the net of a decrease in Prism selling costs and an increase in such spending in the two other product groups: Prism selling costs totaled $228,000 during the March 1998 quarter as compared with $246,000 in the prior year; selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled $106,000 in 1998 as compared with $95,000 in the quarter ended March 1997; and selling costs associated with InterSite totaled $86,000 in the first quarter of 1998 compared with $43,000 in the year-earlier period.

General and Administrative

General and administrative expenses totaled $296,000 in the quarter ended March 31, 1998, as compared with $355,000 in the corresponding quarter of the prior fiscal year, including $76,000 of costs deferred from the six months ended December 1996 and recognized in March 1997 at the time the customer license was signed

Investment in Product Development and Marketing

Revenues relating to the Company's PRISM and Fraud Detection System exceeded expenses by $146,000 in the quarter ended March 31, 1998. The Company has installed its products at Mellon Bank, GE Consumer Credit Financial Services, Banc One, Europay International (an association of 700 banks in Europe), and with a European financial-services company. In September 1996, the Company signed a license agreement with Applied Communications, Inc. ("ACI") enabling ACI to integrate Nestor's products with certain products of ACI. ACI provides authorization and transaction-processing software to nearly 500 financial institutions worldwide. This agreement was amended in April 1997 to broaden ACI's marketing rights. In March 1997, the Company signed an agreement with Total Systems, Inc., which, as one of the world's largest credit, debit, commercial and private-label card processing companies, represents more than 84 million cardholder accounts.

Expenses of the Company's Intelligent Sensors Division, which is responsible for the development and marketing of the TrafficVision products exceeded revenues in the quarter ended March 31, 1998 by $218,000. The Company extended its contract with JPL and made initial commercial deliveries in 1997. In 1998 the Company has won contracts to adapt TrafficVision to a railroad crossing application and to deploy a version of TrafficVision for automated enforcement of traffic light violations.

The largest investment made by the Company in the first quarter of 1998 was in its InterSite product. Nestor InterSite enables customers to understand individual on-line customers as they visit Web sites and to dynamically present personalized content to those visitors. InterSite has been adopted by industry leaders Lycos, Inc. and Edward Jones. Costs associated with this effort exceeded revenues by $352,000 in the quarter ended March 31, 1998 due, in part, to the use of outside consultants to assist in initial product deliveries.

Net Income Per Share

During the quarter ended March 31, 1998, the Company experienced a loss of $739,000 as compared with a loss of $464,000 in the corresponding period of the prior fiscal year. After allowance for preferred stock dividends of $114,000 and $103,000 for the three months ended March 31, 1998 and 1997, respectively, the net loss available for common stock was $853,000 and $567,000, respectively. During the quarter ended March 31, 1998, loss per share available for common stock was $.09 per share, as compared with a loss per share of $.06 in the corresponding period of the prior fiscal year.

During the quarter ended March 31, 1998, there were outstanding a weighted average of 9,438,987 shares of common stock as compared with 8,936,610 during the corresponding quarter of the previous year.

As a result of the equity issuance and preferred stock conversion on April 29, 1998, the number of shares of common stock outstanding increased to 16,253,270 as of that date.






                          NESTOR, INC.

                   FORM 10-Q - March 31, 1998


Item 6  Exhibits and reports on Form 8-K

        (a)Exhibits - None









                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)



DATE:  May 14, 1998                  By: /s/Nigel P. Hebborn
                                         Chief Financial Officer