Form 10-Q
period 1998-06-30
NESTOR INC
filed 1998-08-14
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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

                Yes  X              No _________


    Common stock, par value .01 per share:  17,404,763 shares
                 outstanding as of June 30, 1998

                          NESTOR, INC.

                    FORM 10Q - June 30, 1998

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Operations (Unaudited)
       Three and Six Months Ended June 30, 1998 and 1997

       Consolidated Balance Sheets
       June 30, 1998 (Unaudited) and December 31, 1997

       Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended June 30, 1998 and 1997

       Notes to Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Consolidated Statements of Operations

<CAPTION)
                            Six Months Ending June 30,       Qtr. Ending June 30,
                                1998           1997           1998         1997
Revenues:
  Software licensing      $     886,739  $   2,303,855  $     342,898  $ 1,777,861
  Engineering services          466,404        902,066        158,096      207,741
  Tangible product sales        129,343        101,224         49,677       81,167
    Total revenues            1,482,486      3,307,145        550,671    2,066,769

Operating Expenses:
  Engineering services          820,859        785,285        381,665      201,598
  Tangible product sales         50,005         19,932         15,699       13,848
  Research and development      921,778        749,505        477,670      473,696
  Selling and marketing
    expenses                    940,212      1,040,424        520,127      577,697
  General and
   administrative expenses      623,279        692,592        327,507      337,675
    Total costs and
      expenses                3,356,133      3,287,738      1,722,668    1,604,514

Income (loss) from
  operations                (1,873,647)         19,407    (1,171,997)      462,255
Other income (expense)         (27,100)         71,668          2,583       92,977
Income (loss) for the
  period before
  income taxes              (1,900,747)         91,075    (1,169,414)      555,232
Income taxes                       ---             ---        (7,500)          ---
Net Income (Loss)
  for the Period          $ (1,900,747)  $      91,075  $ (1,161,914)  $   555,232


Income (Loss) Per Share:
  Net Income (Loss)
    for the Period        $ (1,900,747)  $      91,075  $ (1,161,914)  $   555,232

  Dividends accrued
    on preferred stock         151,397         228,572        37,596       125,410

  Income (loss) Applicable
    to Common Stock       $ (2,052,144)  $    (137,497)  $(1,199,510)  $   429,822

  Income (Loss) Per Share:
    Basic                 $      (0.16)  $       (0.02)  $     (0.07)  $      0.03
    Diluted               $      (0.16)  $       (0.02)  $     (0.07)  $      0.03

  Shares Used in Computing
  Income (Loss) Per Share:
    Basic                   13,040,514       9,140,141    16,642,040    12,689,847
    Diluted                 13,040,514       9,140,141    16,642,040    15,826,534

  The notes to the financial statements are an integral part of this statement.





                          Nestor, Inc.
                   Consolidated Balance Sheets
                                           June 30, 1998   December 31, 1997
         Assets
Current assets:
 Cash and cash equivalents                $   3,466,691     $     386,639
 Accounts receivable, net of
   allowance for doubtful accounts              517,580           557,212
 Unbilled contract revenue                      204,225           298,803
 Other current assets                           269,850           232,492
    Total current assets                      4,458,346         1,475,146

Noncurrent assets:
 Property and equipment at cost -
   net of accumulated depreciation              389,986           261,463
 Deferred development costs                     562,257           574,752
 Intangible assets -
   net of accumulated amortization              230,135           295,887
 Other assets                                     5,783             5,783
Total assets                               $  5,646,507     $   2,613,031

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable and
   other current liabilities              $     965,846     $     920,833
 Deferred income                                335,770           408,232
    Total current liabilities                 1,301,616         1,329,065

Noncurrent liabilities:
 Long term obligations under
   capital leases                                51,229            10,220
    Total liabilities                         1,352,845         1,339,285
 Redeemable preferred stock (Note 2)                ---         5,792,787

Stockholders' deficit:
Preferred stock, $1.00 par value,
authorized 10,000,000 shares;
 issued and outstanding:
 Series B - 405,000 shares at
  June 30, 1998 (liquidation
  value $405,000 - $1.00 per share)
  and 1,445,000 shares at
  December 31, 1997
  (liquidation value $1,445,000 -
  $1.00 per share)                              405,000         1,445,000
 Series D - 170,871 shares at
  December 31, 1997 (liquidation value
  $265,347 - $1.50 per share plus
  accrued dividends)                                ---           265,347
Common Stock, $.01 par value,
  authorized 30,000,000 shares;
  issued and outstanding: 17,404,763
  shares at June 30, 1998 (Note 3)
  and 9,403,987 shares at
  December 31, 1997                             174,048            94,040
Warrants and options                            577,225           523,984
Additional paid-in capital                   24,465,468        12,579,920
Retained (deficit)                          (21,328,079)      (19,427,332)
   Total stockholders'
    equity (deficit)                          4,293,662       (4,519,041)
Total Liabilities and
 Stockholders' Equity (Deficit)           $   5,646,507     $   2,613,031

  The notes to the financial statements are an integral part of this statement.





                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                                                 Six Months Ending June 30,
                                                    1998             1997
Cash flows from operating activities:
 Net income (loss)                            $   (1,900,747)     $   91,075
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Depreciation and amortization                   120,979          80,658
     Expenses charged to operations relating
      to options, warrants and capital
      transactions                                    53,241         108,442
     Discount on payment of vendor obligations           ---        (100,000)
     Changes in assets and liabilities:
      Decrease in accounts receivable                 39,632         506,870
      (Increase) decrease in unbilled
        contract revenue                              94,578        (511,453)
      Decrease in deferred development costs          12,495         364,405
      (Increase) decrease in other assets            (37,119)         19,391
      (Decrease) increase in accounts payable,
        and other current liabilities                 13,827        (123,018)
      (Decrease) increase in deferred income         (72,462)        491,924

      Net cash provided (used) by
        operating activities                      (1,675,576)        928,294

Cash flows from investing activities:
 Purchase of property and equipment                  (94,086)        (36,623)
      Net cash (used) by investing activities        (94,086)        (36,623)

Cash flows from financing activities:
 Repayment of obligations under capital leases       (17,468)         (4,656)
 Proceeds from issuance of common stock - net      4,977,676          54,000
 Payment of dividends on preferred stock             (69,070)            ---
 Redemption of Preferred Series D stock              (41,424)            ---
      Net cash provided by
        financing activities                       4,849,714          49,344

 Net change in cash and cash equivalents           3,080,052         941,015

 Cash and cash equivalents -
   beginning of period                               386,639         774,457

 Cash and cash equivalents -
   end of period                              $    3,466,691     $ 1,715,472

Supplemental cash flows information
 Interest paid                                $       13,489     $      860

 Income taxes paid                            $       37,500     $      ---

  The notes to the financial statements are an integral part of this statement.





           Notes to Consolidated Financial Statements

Note 1 -    Financial statements:

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of
(a) the consolidated results of operations for the three and six months ended June 30, 1998 and 1997; (b) the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997; and (c) consolidated financial position at June 30, 1998 have been made. The accompanying interim results of operations and cash flows are not necessarily indicative of the results expected for the entire fiscal year.

The accompanying financial statements include the accounts of Nestor, Inc., Nestor IS, Inc. ("IS"), and Nestor Interactive, Inc. ("Interactive"). IS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries of Nestor, Inc. All intercompany transactions and balances have been eliminated.

Note 2 -    Redeemable convertible preferred stock:

On March 31, 1998, the Company and Wand Partners, owner of the outstanding redeemable convertible preferred stock, agreed to modify certain terms and conditions governing the stock. Wand Partners agreed to release Nestor from mandatory redemption of the stock in exchange for Nestor's agreement to increase the dividend rate by one percent per annum beginning on July 1, 2000. On April 29, 1998, Wand Partners converted all of its redeemable convertible preferred stock into common stock. See also, "Note 3
- Common stock."

                                           6/30/98     12/31/97
Series E, par value $1.00 per share,
1,444 shares outstanding and $305,577
of accumulated dividends Dec. 31, 1997.        ---   $1,749,577

Series F, par value $1.00 per share,
599 shares outstanding and $95,821 of
accumulated dividends at Dec. 31, 1997.        ---      694,821

Series G, par value $1.00 per share,
777 shares outstanding and $116,650
of accumulated dividends at Dec. 31, 1997.     ---      893,650

Series H, par value $1.00 per share,
2,026 shares outstanding and $428,739
of accumulated dividends at Dec. 31, 1997.     ---    2,454,739

TOTAL:                                         ---   $5,792,787


Note 3 -    Common stock:

On April 29, 1998, Nestor sold to Transaction Systems Architects, Inc. ("TSAI") $5 million of newly issued common stock at a price of $2 per share and a warrant to purchase an additional 2.5 million shares at $3 per share. Proceeds from the sale consisted of $4.5 million in cash and surrender of a $500,000 note owed to TSAI. Concurrent with this transaction, Wand Partners converted its $5.8 million of convertible preferred stock (Note 2) into common stock.

Additionally,  a  conversion  offer  to  Series  B   stockholders
resulted in 979,200 shares of common stock to be issued as of June 30, 1998 (Note 4). Such shares are included in common stock issued and outstanding at June 30, 1998.

Note 4 -    Convertible preferred stock:

In  conjunction with the TSAI equity financing described in  Note
3, the Company took the following actions to simplify its capital structure and reduce the amount of convertible preferred shares outstanding:

Series B Convertible Preferred Stock
The Company offered Series B stockholders a 2% conversion premium payable in common stock for a share-for-share conversion of all shares held. The conversion offer, which expired on June 26, 1998, resulted in a premium of 19,200 common shares as 960,000 Series B shares were converted. The rights and benefits of remaining Series B stockholders are unchanged, including ongoing standard conversion rights.

Series D Convertible Preferred Stock
The Company issued a redemption call for all of the outstanding Series D shares at a redemption price of $1.50 plus unpaid dividends payable as of June 30, 1998. Stockholders have the option of converting into common shares under the Preferred Shares Agreement. After paying dividends on June 30, 1998, the Company reclassified the Series D balance of $41,424 to accounts payable and other current liabilities.


Note 5 -  New accounting standards:

Comprehensive Income: In 1998, the Company adopted Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the Company does not expect comprehensive income to differ significantly from net income. Therefore, adoption of this Statement has had no impact on the Company's results of operations.

Software Revenue Recognition: As of January 1, 1998, the Company adopted AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for transactions that the Company enters into in 1998. Prior years have not been restated. The most significant impact of SOP 97-2 on the
Company's revenue recognition accounting policies is that for contracts with multiple elements, revenue, in some instances, may be recognized later than under past practices. Adoption of SOP 97-2 had an insignificant impact on net loss per share for the quarter and six months ended June 30, 1998.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. However, FAS 131 need not be applied to interim financial statements in the initial year of application. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Since FAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997, the Company will adopt the new requirements retroactively in 1998. Management has not yet determined the impact FAS 131 will have on disclosures of the Company's reported segments.



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

The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. A significant portion of the Company's business has been derived from individually substantial licenses, and the timing of such licenses has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under licenses with no significant production, modification or customization required, it recognizes the majority of its revenue upon the delivery of the software and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

The Company's expense levels are based in part on its product development efforts and its expectations regarding future revenues and in the short term are generally fixed. Therefore, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, the Company's operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for the Company's products, product life cycles, the development, introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the mix of distribution channels through which the Company's products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally or in various industry segments.

The Company expects quarterly fluctuations to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of the Company's future performance. No assurance can be given that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

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

Liquidity and Capital resources

Cash Position and Working Capital

The Company had cash and short term investments of approximately $3,466,000 at June 30, 1998, as compared with $132,000 at March 31, 1998, and $386,000 at December 31, 1997. At June 30, 1998,
the Company had working capital of $3,156,000 as compared with working capital of $146,000 at December 31, 1997.

The  Company's  net  worth at June 30, 1998, was  $4,293,000,  as compared with a shareholders' deficiency of $4,519,000 at December 31, 1997. The increase in net worth results from the sale of newly issued common stock on April 29, 1998 to Transaction Systems Architects, Inc. ("TSAI"). TSAI purchased $5,000,000 of common stock at a price of $2 per share and a warrant to purchase an additional 2,500,000 shares at $3 per share. Concurrent with this transaction, Wand Partners agreed to convert its $5,800,000 of convertible preferred stock to common stock.

Management believes that the Company's liquid assets as  at  June
30, 1998, are sufficient to meet the Company's anticipated cash requirements through the end of its fiscal year ending December
31, 1998.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project, compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $335,000 at June 30, 1998, as compared with $408,000 at December 31, 1997.

Future commitments

During the quarter ended June 30, 1998, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $84,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has placed purchase orders totaling $877,500 with Intel Corporation for a supply of the Ni1000 Recognition Accelerator Chips. The Company expects to take delivery of $195,000 of the chips during 1998; $292,500 after December 1998; and $390,000 after December 1999.

The Company entered into an agreement on September 25, 1997, for the modification of one of the components of the TrafficVision product. Nestor agreed to pay Zeller Research, LTD $75,000 for engineering, which is expected to be completed by the end of 1998, and to purchase 100 units of the modified component at a total cost of up to $53,000.


Results of Operations

For  the  quarter  ended  June  30, 1998,  the  Company  realized revenues totaling $551,000, and expenses of $1,723,000 which resulted in an operating loss for the quarter of $1,172,000. In the corresponding period of the prior year, revenues totaled $2,067,000 and expenses totaled $1,605,000, producing income from operations of $462,000.

For the six months ended June 30, 1998, revenues totaled $1,482,000, expenses totaled $3,356,000, and the Company experienced a loss from operations of $1,874,000. In the corresponding period of the prior fiscal year, the Company realized revenues of $3,307,000 and expenses of $3,288,000, producing operating income of $19,000.

Prior year significant transactions

On April 18, 1997, the Company amended its PRISM License Agreement with Applied Communications, Inc. ("ACI") granting to ACI expanded rights to distribute the Company's PRISM product line and revising the rate of royalties payable to the Company on future income. Pursuant to that amendment, the Company received in April 1997 an initial, non-refundable license fee of
$2,000,000. Of that fee, the Company recognized as revenues $1,025,000 in the quarter ended June 30, 1997. The remaining $975,000 was recognized as revenue over the remainder of calendar 1997.

In June 1997 the Company and Sligos terminated a License Agreement dated October 26, 1990. Pursuant to the termination agreement, the Company paid Sligos, in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of 452,000 shares of Company's Series A Preferred Stock. The Company allocated $125,000 of the payment to the settlement of its current liability to Sligos and consequently recorded other income of $100,000 as a discount on the payment of a vendor obligation. The Company allocated the remaining $100,000 of the payment to the repurchase of its Series A Preferred Stock and, accordingly, reclassified $352,000 to additional paid-in capital. The Company also eliminated the long-term deferred income related to Sligos prepayments (which were
received   in  October  1990)  and  recorded  software  licensing
revenues of $480,000.

The Company executed a license agreement on March 28, 1997, made required deliveries, and recognized in the quarter ended March 31, 1997, $550,000 of revenues under this contract. Since the installation, the Company has continued to modify and improve the software although the customer has not yet deployed it. While management expects that the customer will deploy the software, management is not able to forecast when it will be deployed. Accordingly, the revenues associated with this contract were reversed in the fourth quarter of 1997 and $575,000 of costs were capitalized as Deferred development costs at December 31, 1997. During the quarter ended March 31, 1997, the Company recognized as expense $364,000 of the costs that were capitalized in December 1996. The deferred development costs are being amortized over the remaining life of the license.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from contract engineering services, and from the sale of tangible products and are discussed separately below. During the quarter ended June 30, 1998, revenues decreased $1,516,000 to $551,000 from $2,067,000 in the quarter ended June 30, 1997, including revenues under the license amendment with ACI and revenues associated with the Sligos transaction. For the six months ended June 30, 1998, revenues totaled $1,482,000, as compared with total revenues in the year-earlier period of $3,307,000, including revenues under the license agreement with ACI, revenues associated with the Sligos transaction and revenues from the license signed in March 1997.

Software Licensing

Total product-licensing revenues were $343,000 in the quarter ended June 30, 1998, as compared with $1,778,000 in the same quarter of the prior year. For the six months ended June 30, 1998, total product-licensing revenues were $887,000, as compared with $2,304,000 of such revenues in the year-earlier period.

Software licensing revenues from the Company's Prism product line totaled $331,000 in the second quarter of 1998, as compared with $1,661,000 in the corresponding quarter of the prior year. Prism licensing revenues totaled $857,000 in the six months ended June 1998, as compared with $2,181,000 of such revenues in the corresponding period of the prior fiscal year.

The  decrease  in  revenues from the prior-year periods  for  the quarter and year-to-date is attributable primarily to two factors: the non-recurrence of $481,000 of revenues realized relating to the Sligos transaction; and the non-recurrence of $1,025,000 of licensing revenues derived from the ACI license agreement signed in April 1997. Current year revenues are below management expectations due to delays in licensing decisions at financial institutions as a result of increased merger and acquisition activity and Year 2000 systems compliance initiatives.

Engineering Services

During the quarter ended June 30, 1998, revenues from engineering contracts decreased $50,000 to $158,000 from $208,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 30, 1998, revenues from engineering contracts totaled $466,000, as compared with $902,000 of such revenues in the corresponding period of the prior fiscal year, including $550,000 of revenues relating to the license agreement signed on March 28, 1997. Excluding those revenues, engineering services revenues in the six months ended June 1998 increased $114,000 over the year-earlier period.

Revenues in the second quarter of 1998 relating to the customer-funded modification of Nestor's Fraud Detection System totaled $103,000, a decrease of $91,000 over year-earlier revenues of $194,000. For the six months ended June 1998, such revenues totaled $348,000, as compared with year-earlier revenues totaling $858,000, including $550,000 of revenues relating to the license agreement signed on March 28, 1997.

The Company has contracts with several government customers to perform various engineering and development services. The contracts, signed at various times, call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions. During the quarter ended June 30, 1998, revenues from the Company's government contracts totaled $14,000, equal to such revenues in the year earlier period. Revenues from government contracts in the six months ended June 30, 1998, totaled $78,000, as compared with $44,000 of such revenues in the corresponding period of the prior fiscal year.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $25,000 in the quarter ended June 30, 1998, as compared with $81,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1998, revenues from the Ni1000 Development System totaled $57,000, a decrease of $33,000 from year-earlier revenues of $90,000.

The Company is continuing its development of the TrafficVision product, which incorporates the Ni1000 Recognition Accelerator Chip (see "Investment in Product Development and Marketing," below). During the quarter ended June 30, 1998 and 1997, TrafficVision revenues totaled $25,000 and $0, respectively. During the six months ended June 30, 1998, TrafficVision revenues totaled $73,000, as compared with $12,000 of such revenues in the year-earlier period.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,723,000 in the quarter ended June 30, 1998, an increase of $118,000 from total operating costs of $1,605,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 1998, total operating expenses were $3,356,000, as compared with $3,288,000 of such expenses in the year-earlier period.

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

Labor costs continue to be the Company's single greatest expense category. In the quarter ended June 30, 1998, the Company paid $901,000 for wages and consulting fees, an increase of $206,000 from total wages and consulting fees of $695,000 paid in the
corresponding  quarter of the prior fiscal  year.   For  the  six
months ended June 30, 1998, wages and consulting fees totaled $1,874,000, as compared with $1,365,000 in the year-earlier period.

The  increase  in labor costs reflects the increase in  staffing:
full-time  employees, including consultants, totaled 48  at  June
30, 1998, as compared with 41 at June 30, 1997.

Engineering Services

Costs  related  to engineering services totaled $382,000  in  the quarter ended June 30, 1998, as compared to $202,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 30, 1998, engineering services costs totaled
$821,000, as compared with $785,000 of such costs in the corresponding period of the prior fiscal year.

As a percentage of revenues, these costs increased from 87% in the six months ending June 1997 to 176% in the corresponding period of 1998 reflecting investments the Company made in key-customer accounts and reflecting the higher percentage of engineering service revenues derived from government customers in 1998, where margins tend to be lower than for commercial customers.

Research and Development

Research and development expenses totaled $478,000 in the quarter ended June 30, 1998, as compared with $474,000 in the year-earlier period. For the six months ended June 30, 1998, these costs totaled $922,000, as compared with $750,000 in the year-earlier period.

The increase in such costs reflects the net of increased investment in product development in the Company's TrafficVision and InterSite product lines and the decrease of product development relating to the Prism products. Product development in the Company's TrafficVision and InterSite product lines totaled $818,000 in the six months ended June 30, 1998, as compared with such product development in the year-earlier period of $392,000.

Selling and Marketing

Selling and marketing costs totaled $520,000 in the quarter ended June 30, 1998, as compared with $578,000 of such costs in the corresponding quarter of the prior fiscal year. For the six months ended June 30, 1998, selling and marketing costs totaled $940,000, as compared with $1,040,000 of selling and marketing costs in the year-earlier period, including $79,000 of costs deferred from the six months ended December 1996 and recognized in March 1997 at the time the customer license was signed.

The decrease in selling and marketing costs in both the quarter and six months ended June 30, 1998 compared to the corresponding periods of the prior year, reflects the net of a decrease in Prism selling costs and an increase in such spending in the two other product groups: Prism selling costs totaled $272,000 and $500,000 during the June 1998 quarter and six months, respectively, as compared with $389,000 and $714,000 in the corresponding periods of the prior year, respectively. Selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled $181,000 and $287,000 in the quarter and six months ended June 1998, respectively, as compared with $144,000 and $240,000 in the corresponding periods of the prior fiscal year, respectively. Selling costs associated with InterSite totaled $68,000 and $153,000 in the first quarter and six months of 1998, respectively, compared with $45,000 and $88,000 in the year-earlier periods, respectively.

General and Administrative

General  and  administrative expenses  totaled  $328,000  in  the quarter ended June 30, 1998, as compared with $338,000 in the corresponding quarter of the prior fiscal year. For the six months ended June 30, 1998, general and administrative costs totaled $623,000, as compared with $693,000 of such costs in the year-earlier period, including $76,000 of costs deferred from the six months ended December 1996 and recognized in March 1997 at the time the customer license was signed.

Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management has initiated a Company-wide program to assess the Company's internal-use computer systems and applications, as well as the Company's product offerings for the year 2000 readiness. The Company expects to incur internal staff costs as well as other expenses related to system enhancements and product modifications for the year 2000. As the Company's internal-use computer systems and products have been principally designed and developed within the past ten years, the Company expects that they are currently year 2000 compliant. However, the Company has not yet completed its testing and analysis. The total cost to be incurred by the Company for all year 2000 related projects is not expected to have a material impact on the future results of operations. However, there could be a material adverse effect on the results of operations of the Company if any required system enhancements and product modifications for the year 2000 prove not to be effective.

Investment in Product Development and Marketing

Expenses relating to the Company's PRISM and Fraud Detection System exceeded revenues by $83,000 in the six months ended June 30, 1998. The Company has expanded its customer base, which is now reviewing over 100 million cardholder accounts. PRISM is gaining market share through direct sales efforts and strategic partner alliances with ACI, CSK and Europay. Nestor's new customers include such financial institutions and regional processors as Marshall & Iseley, Honor Technologies, Nippon Shinpan Co. and Mellon Network Services, with an installation underway at Bank of Nova Scotia.

Expenses of the Company's Intelligent Sensors Division, which is responsible for the development and marketing of the TrafficVision products exceeded revenues in the six months ended June 30, 1998 by $588,000. The Company extended its contract with JPL and made initial commercial deliveries in 1997. In 1998 the Company has won contracts to adapt TrafficVision to a railroad crossing application and to deploy a version of TrafficVision for automated enforcement of traffic light violations.

The largest investment made by the Company in the six months ended June 30, 1998 was in its InterSite product. Nestor InterSite enables customers to understand individual on-line customers as they visit Web sites and to dynamically present personalized content to those visitors. InterSite has been adopted by industry leaders Lycos, Inc. and Edward Jones. Costs associated with this effort exceeded revenues by $590,000 in the six months ended June 1998 due, in part, to the use of outside consultants to assist in initial product deliveries.

Net Income Per Share

During the quarter ended June 30, 1998, the Company experienced a loss of $1,162,000 as compared with net income of $555,000 in the corresponding period of the prior fiscal year. After allowance for preferred stock dividends of $38,000 in the quarter ended June 30, 1998, the Company incurred a net loss available for common stock of $1,200,000, or $.07 per share. In the year-earlier period, after allowance for preferred stock dividends of $125,000, the Company generated net income available for common stock of $430,000, or $.03 per share.

For the six months ended June 30, 1998, the Company experienced a loss of $1,901,000 as compared with net income of $91,000 in the corresponding period of the prior fiscal year. After allowance for preferred stock dividends of $151,000 and $228,000 in the six months ended June 30, 1998 and 1997, respectively, the net loss available for common stock was $2,052,000 and $137,000, respectively.





                          NESTOR, INC.

                    FORM 10-Q - June 30, 1998


Item 6  Exhibits and reports on Form 8-K

        (a) Exhibits - None

        (b) Reports   on   Form  8-K:   On  May   6,   1998,   the
            Corporation  filed with the Securities  and  Exchange
            Commission  a current report on Form 8-K dated  April
            28, 1998.








                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)





DATE:  August 14, 1998               By: /S/ Nigel P. Hebborn
                                         Chief Financial Officer