Form 10-Q
period 1998-09-30
NESTOR INC
filed 1998-11-13
CIK 720851

-
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1998

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

                Yes  X              No _________


    Common stock, par value .01 per share: 17,473,827 shares outstanding as of September 30, 1998




                          NESTOR, INC.

                  FORM 10Q - September 30, 1998

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Operations (Unaudited)
       Nine Months Ended September 30, 1998 and 1997

       Consolidated Balance Sheets
       September  30, 1998 (Unaudited) and December 31, 1997

       Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended September 30, 1998 and 1997

       Notes to Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
     Financial Condition and Results of Operations



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Consolidated Statements of Operations

                         Nine Months Ending Sept. 30,  Quarter Ending Sept. 30,
                                1998        1997          1998        1997
Revenues:
  Software licensing      $ 1,229,843   $3,335,500  $    343,104 $ 1,031,645
  Engineering services        625,634    1,370,455       159,230     468,389
  Tangible product sales      129,343      193,534           ---      92,310
    Total revenues          1,984,820    4,899,489       502,334   1,592,344

Operating Expenses:
  Engineering services      1,101,334    1,137,018       280,475     351,733
  Tangible product sales       50,005       66,154           ---      46,222
  Research and development  1,588,535    1,151,218       666,757     401,713
  Selling and marketing
   expenses                 1,346,711    1,596,874       406,499     556,450
  General and
   administrative expenses    954,813      976,939       331,534     284,347
    Total operating
     expenses               5,041,398    4,928,203     1,685,265   1,640,465

Loss from operations       (3,056,578)     (28,714)   (1,182,931)    (48,121)
Other income (expenses)       (16,245)       57,830        10,855    (13,838)
Income (loss) for the period
 before income taxes       (3,072,823)       29,116   (1,172,076)    (61,959)
Income taxes                      ---           ---          ---         ---
Net Income (Loss)
 for the Period           $(3,072,823)  $    29,116  $(1,172,076) $  (61,959)

Loss Per Share:
  Net Income (Loss)
   for the Period         $(3,072,823)  $    29,116  $(1,172,076) $  (61,959)

  Dividends accrued on
   preferred stock            151,397       339,892          ---     111,320

  Net Loss Available for
   Common Stock           $(3,224,220)  $  (310,776) $(1,172,076) $ (173,279)

  Loss Per Share:
    Basic and diluted     $     (0.22)  $    (0.03)  $     (0.07) $    (0.02)

  Shares Used in Computing
  Loss Per Share:
    Basic and diluted      14,507,411     9,205,998    17,441,206   9,336,312



The notes to the financial statements are an integral part of this statement.

                          Nestor, Inc.
                   Consolidated Balance Sheets
                                             Sept. 30, 1998    Dec. 31, 1997
Assets
Current assets:
 Cash and cash equivalents                  $  2,418,013      $     386,639
 Accounts receivable, net of
  allowance for doubtful accounts                338,853            557,212
 Unbilled contract revenue                       364,877            298,803
 Other current assets                            241,259            232,492
    Total current assets                       3,363,002          1,475,146
Noncurrent assets:
 Property and equipment at cost -
  net of accumulated depreciation                380,382            261,463
 Deferred development costs                      524,774            574,752
 Intangible assets -
  net of accumulated amortization                197,258            295,887
 Other assets                                      6,963              5,783
Total Assets                                 $ 4,472,379      $   2,613,031

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable and
  accrued expenses                          $  1,041,026      $     920,833
 Deferred income                                 253,470            408,232
    Total current liabilities                  1,294,496          1,329,065

Noncurrent liabilities:
 Long term obligations
  under capital leases                            35,343             10,220
    Total liabilities                          1,329,839          1,339,285
 Redeemable preferred stock
  (see footnote)                                     ---          5,792,787

Stockholders' equity (deficit):
Preferred stock, $1.00 par value,
 authorized 10,000,000 shares;
 issued and outstanding:
 Series B - 365,000 shares at
  September 30, 1998 (liquidation
  value $365,000 - $1.00 per share)
  and 1,445,000 shares at
  December 31, 1997 (liquidation value
  $1,445,000 - $1.00 per share)                  365,000          1,445,000
 Series D - 170,871 shares at
  December 31, 1997 (liquidation value
  $265,347 - $1.50 per share plus
  accrued dividends)                                 ---            265,347
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 issued and outstanding; 17,473,827
 shares at September 30, 1998
 and 9,403,987 shares at
 December 31, 1997                               174,738             94,040
Warrants and options                             603,846            523,984
Additional paid-in capital                    24,499,111         12,579,920
Retained deficit                             (22,500,155)       (19,427,332)
   Total stockholders'equity (deficit)         3,142,540         (4,519,041)
Total Liabilities and
Stockholders' Equity (Deficit)               $ 4,472,379      $   2,613,031


The notes to the financial statements are an integral part of this statement.

                          Nestor, Inc.
              Consolidated Statements of Cash Flows

                                                       Nine Months Ending
                                                          September  30,
                                                        1998         1997
Cash flows from operating activities:
 Net income (loss)                                 $(3,072,823)   $  29,116
   Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
     Depreciation and amortization                     231,447      137,425
     Expenses charged to operations relating to
      options, warrants and capital transactions        79,863      135,063
     Discount on payment of vendor obligation              ---     (100,000)
Changes in assets and liabilities:
        Decrease in accounts receivable                218,359      257,073
(Increase) in unbilled contract revenue                (66,075)    (841,368)
Decrease in deferred development costs                     ---      364,405
(Increase) decrease in other assets                     (9,947)      62,697
Increase (decrease) in accounts payable,
         accrued expenses and other liabilities         90,173     (187,781)
       Increase (decrease) in deferred income         (154,762)      86,570
       Net cash used by operating activities        (2,683,765)     (56,800)
Cash flows from investing activities:
 Purchase of property and equipment                   (112,096)     (51,283)
Net cash used by investing activities                 (112,096)     (51,283)
Cash flows from financing activities:
 Repayment of obligations under capital leases         (34,520)      (7,099)
Redemption of Preferred Series D stock                 (41,424)         ---
 Proceeds from issuance of common stock - net        4,972,249       55,875
Payment of dividends on preferred stock                (69,070)         ---
       Net cash provided by financing activities     4,827,235       48,776
 Net change in cash and cash equivalents             2,031,374      (59,307)
 Cash and cash equivalents - beginning of period       386,639      774,457
 Cash and cash equivalents - end of period         $ 2,418,013    $ 715,150

Supplemental cash flows information
 Interest paid                                     $    17,221    $   1,347
 Income taxes paid                                 $    37,500    $     ---

The notes to the financial statements are an integral part of this statement.

           Notes to Consolidated Financial Statements

Note 1 -    Financial statements:

       In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997; (b) the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997; and (c) consolidated financial position at
       September 30, 1998 have been made. The accompanying interim results of operations and cash flows are not necessarily indicative of the results expected for the entire fiscal year.

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

                                          9/30/98      12/31/97
       Series E, par value $1.00
       per share,1,444 shares
       outstanding and $305,577
       of accumulated dividends
       December 31, 1997.                    ---     $1,749,577

       Series F, par value $1.00
       per share, 599 shares
       outstanding and $95,821 of
       accumulated dividends at
       December 31, 1997                     ---        694,821

       Series G, par value $1.00
       per share,777 shares outstanding
       and $116,650 of accumulated
       dividends at December 31, 1997        ---        893,650

       Series H, par value $1.00
       per share,2,026 shares outstanding
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

       Additionally, a conversion offer to Series B stockholders resulted in 979,200 shares of common stock issued as of June 30, 1998 (Note 4).




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

       Software Revenue Recognition: As of January 1, 1998, the Company adopted AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for transactions that the Company enters into in 1998. Prior years have not been restated. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for contracts with multiple elements, revenue, in some instances, may be recognized later than under past practices. Adoption of SOP 97-2 had an insignificant impact on net loss per share for the quarter and nine months ended September 30, 1998.

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

Liquidity and Capital resources

Cash Position and Working Capital

The Company had cash and cash equivalents of approximately $2,418,000 at September 30, 1998, as compared with $3,466,000 at
June 30, 1998, and $386,000 at December 31, 1997. At September 30, 1998, the Company had working capital of $2,069,000 as compared with working capital of $146,000 at December 31, 1997.

The Company's net worth at September 30, 1998, was $3,143,000, as compared with a shareholders' deficiency of $4,519,000 at December 31, 1997. The increase in net worth results primarily from: the sale of newly issued common stock on April 29, 1998 to Transaction Systems Architects, Inc. ("TSAI") and the conversion of redeemable preferred stock to common shares, offset by the current period reported net loss. TSAI purchased $5,000,000 of common stock at a price of $2 per share and a warrant to purchase an additional 2,500,000 shares at $3 per share. Concurrent with this transaction, Wand Partners agreed to convert its $5,800,000 of convertible preferred stock to common stock.

Management  believes  that  the Company's  liquid  assets  as  at
September   30,  1998,  are  sufficient  to  meet  the  Company's
anticipated cash requirements through the end of its fiscal year ending December 31, 1998.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $253,000 at September 30, 1998, as compared with $408,000 at December 31, 1997.

Future commitments

During the quarter ended September 30, 1998, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $18,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for development of hardware, for consulting and for promotional and marketing expenses.

The Company has placed purchase orders totaling $877,500 with Intel Corporation for a supply of the Ni1000 Recognition Accelerator Chips. The Company expects to take delivery of $487,500 of the chips after December 1998; and $390,000 after December 1999.

The Company entered into an agreement on September 25, 1997, for the modification of one of the components of the TrafficVision product. Nestor agreed to pay Zeller Research, LTD $75,000 for engineering, which is expected to be completed by the end of 1998, and to purchase 100 units of the modified component at a total cost of up to $53,000.


Results of Operations

For the quarter ended September 30, 1998, the Company realized revenues totaling $502,000 and expenses of $1,685,000, which resulted in an operating loss for the quarter of $1,183,000. In the corresponding period of the prior year, revenues totaled $1,592,000 and expenses totaled $1,640,000, producing a loss from operations of $48,000.

For the nine months ended September 30, 1998, revenues totaled $1,985,000, expenses totaled $5,041,000, and the Company experienced a loss from operations of $3,057,000. In the corresponding period of the prior fiscal year, the Company realized revenues of $4,899,000 and expenses of $4,928,000, producing an operating loss of $29,000.

Prior year significant transactions

On April 18, 1997, the Company amended its PRISM License Agreement with Applied Communications, Inc. ("ACI") granting to ACI expanded rights to distribute the Company's PRISM product line and revising the rate of royalties payable to the Company on future income. Pursuant to that amendment, the Company received in April 1997 an initial, non-refundable license fee of
$2,000,000. Of that fee, the Company recognized as revenues $1,025,000 in the quarter ended June 30, 1997, $487,500 in the quarter ended September 30, 1997, and $487,500 in the quarter ended December 31, 1997.

In June 1997 the Company and Sligos terminated a License Agreement dated October 26, 1990. Pursuant to the termination agreement, the Company paid Sligos in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of 452,000 shares of Company's Series A Preferred Stock. The Company allocated $125,000 of the payment to the settlement of its current liability to Sligos and consequently recorded other income of $100,000 as a discount on the obligation to Sligos. The Company allocated the remaining
$100,000  of  the  payment  to the repurchase  of  its  Series  A
Preferred  Stock  and,  accordingly,  reclassified  $352,000   to
additional paid-in capital. The Company also eliminated the long-term deferred income related to Sligos prepayments (which were
received   in  October  1990)  and  recorded  software  licensing
revenues of $480,000.

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

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from contract engineering services, and from the sale of tangible products and are discussed separately below. During the quarter ended September 30, 1998, revenues decreased $1,090,000 to $502,000 from $1,592,000 in the quarter ended September 30, 1997, including revenues under the license amendment with ACI. For the nine months ended September 30, 1998, revenues totaled $1,985,000, as compared with total revenues in the year-earlier period of $4,899,000, which included revenues under the license agreement with ACI, revenues associated with the Sligos transaction and revenues from the license signed in March 1997.

Software Licensing

Total product-licensing revenues were $343,000 in the quarter ended September 30, 1998, as compared with $1,032,000 in the same quarter of the prior year. For the nine months ended September 30, 1998, total product-licensing revenues were $1,230,000, as compared with $3,336,000 of such revenues in the year-earlier period.

Software licensing revenues from the Company's Prism product line totaled $332,000 in the third quarter of 1998, as compared with $1,049,000 in the corresponding quarter of the prior year. Prism licensing revenues totaled $1,189,000 in the nine months ended September 30, 1998, as compared with $3,229,000 of such revenues in the corresponding period of the prior fiscal year.

The decrease in revenues from the prior-year for the quarter and year-to-date is attributable primarily to two factors: the non-recurrence of $480,000 of revenues realized in the second quarter relating to the Sligos transaction; and the non-recurrence of $1,512,000 of licensing revenues derived from the ACI license agreement signed in April 1997. Current year revenues are below management expectations due to delays in licensing decisions and installations at financial institutions as a result of increased merger and acquisition activity and Year 2000 systems compliance initiatives.

Engineering Services

During the quarter ended September 30, 1998, revenues from engineering contracts decreased to $159,000 from $468,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 30, 1998, revenues from engineering contracts totaled $626,000, as compared with $1,370,000 of such revenues in the corresponding period of the prior fiscal year, which included $550,000 of revenues relating to the license agreement signed on March 28, 1997. Excluding those revenues, engineering services revenues in the nine months ended September 30, 1998 decreased $194,000 over the year-earlier period.

Revenues in the third quarter of 1998 relating to customer-funded modifications and installations of the Company's PRISM Fraud Detection System totaled $148,000, a decrease of $297,000 over year-earlier revenues of $445,000. For the nine months ended September 30, 1998, such revenues totaled $496,000, as compared with year-earlier revenues totaling $1,303,000, including $550,000 of revenues relating to the license agreement signed on March 28, 1997.

The Company has contracts with several government customers to perform various engineering and development services. The contracts, signed at various times, call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions. During the quarter ended September 30, 1998, revenues from the Company's government contracts totaled $11,000, as compared to revenues of $22,000 in the year earlier period. Revenues from government contracts in the nine months ended September 30, 1998, totaled $89,000, as compared with $66,000 of such revenues in the corresponding period of the prior fiscal year.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $0 in the quarter ended September 30, 1998, as compared with $19,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 30, 1998, revenues from the Ni1000 Development System totaled $57,000, a decrease of $51,000 from year-earlier revenues of $108,000.

The Company is continuing its development of the TrafficVision product, which incorporates the Ni1000 Recognition Accelerator Chip (see "Net Investment in Product Development and Marketing by Product Line," below). During the quarters ended September 30, 1998 and 1997, TrafficVision revenues totaled $0 and $73,000, respectively. During the nine months ended September 30, 1998, TrafficVision revenues totaled $73,000, as compared with $85,000 of such revenues in the year-earlier period.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,685,000 in the quarter ended September 30, 1998, an increase of $45,000 from total operating costs of $1,640,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 30, 1998, total operating expenses were $5,041,000, as compared with $4,928,000 of such expenses in the year-earlier period.

Included in operating expenses for the March 1997 quarter is the recognition of $364,000 of costs relating to a project to customize the Company's Prism Fraud Detection System for a customer. These costs were incurred during the nine months ended December 31, 1996 but were deferred because the terms of the agreement were not finalized until March 1997. The Company accounted for the costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. The agreement was completed and required deliveries were made in March 1997.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended September 30, 1998, the Company paid $922,000 for wages and consulting fees, an increase of $97,000 from total wages and consulting fees of $825,000 paid in the corresponding quarter of the prior fiscal year. For the nine months ended September 30, 1998, wages and consulting fees totaled $2,796,000, as compared with $2,354,000 in the year-earlier period.

The  increase  in labor costs reflects the increase in  staffing;
full-time  employees,  including  consultants,  totaled   52   at
September 30, 1998, as compared with 42 at September 30, 1997.

Engineering Services

Costs related to engineering services totaled $280,000 in the quarter ended September 30, 1998, as compared to $352,000 in the corresponding quarter of the prior fiscal year. For the nine months ended September 30, 1998, engineering services costs totaled $1,101,000, as compared with $1,137,000 of such costs in the corresponding period of the prior fiscal year.

As a percentage of engineering revenues, these costs increased from 83% last year to 176% this year reflecting investments the Company made in key-customer accounts and unfunded pilot projects for specific customer opportunities.

Research and Development

Research and development expenses totaled $667,000 in the quarter ended September 30, 1998, as compared with $402,000 in the year-earlier period. For the nine months ended September 30, 1998, these costs totaled $1,589,000, as compared with $1,151,000 in the year-earlier period.

The increase in such costs reflects the net of increased investment in product development in the Company's TrafficVision and InterSite product lines. Product development in the Company's TrafficVision and InterSite product lines totaled $608,000 and $674,000, respectively, in the nine months ended September 30, 1998, as compared with such product development in the year-earlier period of $432,000 and $237,000, respectively. Product development relating to the Prism products in the nine months ended September 30, 1998, totaled $278,000 as compared with $482,000 of product development costs in the corresponding period of the prior fiscal year.

Effective November 7, 1998, the Company has ceased further research and development investment in the InterSite product and laid-off all employees and consultants related to that effort. Any future marketing or development of the InterSite product has been transferred to the Company's financial services division.

Selling and Marketing

Selling and marketing costs totaled $407,000 in the quarter ended September 30, 1998, as compared with $556,000 of such costs in the corresponding quarter of the prior fiscal year. For the nine months ended September 30, 1998, selling and marketing costs totaled $1,347,000 as compared with $1,597,000 of selling and marketing costs in the year-earlier period, which included
$79,000 of costs deferred from the nine months ended December 1996 and recognized in March 1997 at the time the customer license was signed.

The  decrease in selling and marketing costs in both the  quarter and nine months ended September 30, 1998 compared to the corresponding periods of the prior year reflects the net of a decrease in Prism selling costs and an increase in such spending in the two other product groups: Prism selling costs totaled $274,000 and $774,000 during the September 30, 1998 quarter and nine months, respectively, as compared with $351,000 and $1,065,000 in the corresponding periods of the prior year, respectively. The decrease results from a combination of an increased reliance on third party marketing partners, including ACI and CSK, and reduced commission expense related to lower revenues. Selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled $107,000 and $395,000 in the quarter and nine months ended September 30, 1998, respectively, as compared with $178,000 and $419,000 in the corresponding periods of the prior fiscal year, respectively. Selling costs associated with InterSite totaled $25,000 and $178,000 in the first quarter and nine months of 1998, respectively, compared with $26,000 and $114,000 in the year-earlier periods, respectively.

General and Administrative

General and administrative expenses totaled $332,000 in the quarter ended September 30, 1998, as compared with $284,000 in the corresponding quarter of the prior fiscal year. Current quarter expenses include approximately $70,000 of non-recurring charges including costs associated with relocation expenses for an executive officer. For the nine months ended September 30, 1998, general and administrative costs totaled $955,000, as compared with $977,000 of such costs in the year-earlier period, including $76,000 of costs deferred from the nine months ended December 1996 and recognized in March 1997 at the time the customer license was signed.

Year 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations.

Management has assessed the Company's internal-use computer systems and applications, as well as the Company's product offerings for the year 2000 readiness. The Company is incurring internal staff costs as well as other expenses related to product modifications and system enhancements for the year 2000. Internal engineering labor to update our product offerings is estimated at 500 hours and is scheduled for completion by April 1999. The Company's internal-use computer systems and products have been principally designed and developed within the past ten years and substantially all were found to be year 2000 compliant. The remaining systems are currently being tested to identify those systems that would be affected by year 2000 non-compliance. The Company believes its internal systems will not pose significant operating issues as a result of year 2000.

In addition to the Company's internal risks, the Company is dependent upon a number of third parties for information, goods and services. These include financial institutions, suppliers and service providers. If these third parties experience failures in their computer systems or equipment due to year 2000 non-compliance, it could seriously affect the Company's business operations. The Company is in the process of contacting all of its significant external business partners to determine the extent to which the Company is vulnerable to their failure.

As a contingency plan, the Company will identify, if available, a secondary source for all critical third party providers. No costs have been incurred yet to address this issue. While the cost of obtaining year 2000 compliance is not known at this time, the Company feels that the cost will not be material.

Net  Investment in Product Development and Marketing  by  Product
Group

Direct expenses relating to the Company's PRISM and Fraud Detection System exceeded revenues by $309,000 in the nine months ended September 30, 1998. The Company has installed its products at Mellon Bank, GE Consumer Credit Financial Services, Banc One, Europay International (an association of 700 banks in Europe), and with a European financial-services company. In September 1996, the Company signed a license agreement with Applied Communications, Inc. ("ACI") enabling ACI to integrate Nestor's products with certain products of ACI. ACI provides authorization and transaction-processing software to nearly 500 financial institutions worldwide. This agreement was amended in April 1997 to broaden ACI's marketing rights.

Direct expenses of the Company's Traffic Systems subsidiary, which is responsible for the development and marketing of the TrafficVision products, exceeded revenues in the nine months ended September 30, 1998 by $990,000. The Company extended its contract with JPL and made initial commercial deliveries in 1997. In 1998, the Company has won contracts to adapt TrafficVision to a railroad crossing application and to deploy a version of
TrafficVision  called  CrossingGuard  for  automated  control  of intersections using intelligent video, including enforcement of traffic light violations and a delayed green-light safety feature. The Company is currently evaluating opportunities to separately finance this subsidiary and its product rollout expenses.

The Company's Interactive subsidiary product called InterSite enables customers to understand individual on-line customers as they visit Web sites and to dynamically present personalized content to those visitors. Costs associated with this effort exceeded revenues by $813,000 in the nine months ended September 30, 1998 due, in part, to the use of outside consultants to assist in initial product deliveries. Effective November 7, 1998, the Company has ceased further research and development investment in the InterSite product and laid-off all employees and consultants related to that effort. Any future marketing or development of the InterSite product has been transferred to the Company's financial services division.

Net Income Per Share

During the quarter ended September 30, 1998, the Company experienced a loss of $1,172,000 or $.07 per share as compared with a net loss of $62,000 in the corresponding period of the prior fiscal year. In the year-earlier period, after allowance for preferred stock dividends of $111,000, the Company generated a net loss available for common stock of $173,000, or $.02 per share.

For the nine months ended September 30, 1998, the Company experienced a loss of $3,073,000 as compared with net income of $29,000 in the corresponding period of the prior fiscal year. After allowance for preferred stock dividends of $151,000 and $340,000 in the nine months ended September 30, 1998 and 1997, respectively, the net loss available for common stock was $3,224,000 ($.22 per share) and $311,000 ($.03 per share), respectively.



                          NESTOR, INC.

                 FORM 10-Q - September 30, 1998


Item 6  Exhibits and reports on Form 8-K

        (a)   Exhibits - None








                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)





DATE:  November 13, 1998             By: /s/ Nigel P. Hebborn
                                        Chief Financial Officer