Form 10-K
period 1998-12-31
NESTOR INC
filed 1999-04-09
CIK 720851

105
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended     December 31, 1998
                               OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to ______

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

                                    Exhibit Index is on Page:

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on March 12, 1999 was $5,412,000. The number of shares outstanding of the Registrant's Common Stock at March 12, 1999 was 17,499,327.

DOCUMENTS INCORPORATED BY REFERENCE.

Information to be included in registrant's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of registrant's fiscal year is incorporated by reference in Part III of the Form 10-K.





ITEM 1.    Business

Prospective Statements

The following discussion contains prospective statements regarding Nestor, Inc. and its subsidiaries ("Nestor" or "the Company"), its business, outlook and results of operations that are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation:, the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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

General

Nestor, Inc. designs, develops, markets, and supports intelligent software solutions for mission-critical decision applications in
real-time   environments.   Nestor  employs  proprietary   neural
network  predictive models to convert existing data and  business
experiences  into  meaningful recommendations and  actions.   The
Company has leveraged its neural-network software architecture across a wide range of markets, including financial-institution credit/debit card fraud, database marketing and real-time traffic-
control  systems.   In addition, the Company  believes  that  its
technology   and  software  architecture  are  well  suited   for
intelligent decision applications addressing a variety of other markets, including health care payments and long distance and mobile phone fraud applications.

Background

The Company was incorporated under the laws of the State of Delaware on March 21, 1983, in order to exploit, develop and succeed to certain patent rights and know-how relating to the Nestor Learning System(Tm) ("NLS"), which the Company acquired in
1983   from   its  predecessor  Nestor  Associates,   a   limited
partnership.   NLS  is  an  adaptive or self-organizing  software
system, commonly referred to as a neural network, that is capable of extracting the salient features of input patterns without being told what features to look for and of subsequently
recognizing similar patterns identified by such features.   Thus,
NLS can be said to learn from its experience.

On January 1, 1997, Nestor, Inc. formed two wholly-owned subsidiaries: Nestor Traffic Systems, Inc. (Traffic Systems), formerly Nestor Intelligent Sensors, Inc., and Nestor Interactive, Inc. (Interactive). Traffic Systems develops and markets the TrafficVision(R), CrossingGuard(R) and the Ni1000 product lines while Interactive developed InterSite, an internet commerce solution.

Nestor offers complete application-software solutions that include adaptive decision models, implementation, education, training, consulting, processing and engineering support services. Current Nestor software products detect credit/debit card, merchant and other forms of fraud (PRISM(R)), provide remote traffic management of freeways (TrafficVision) and intersections (CrossingGuard), provide intelligent, organization-wide marketing campaign management (CampaignOne(TM)), provide responsive on-line information to internet Web site visitors (InterSite) and provide much greater efficiencies in document processing and fax distribution environments (NestorReader, OmniTools and N'Route, which were licensed to National Computer Systems in June 1996). Nestor's software solutions are designed for client-server implementation and flexible integration with customers' existing computing infrastructures. Installation time periods for the Company's software solutions depend upon the particular product involved, and can take as little as three days or as long as six months. The Company believes that PRISM customer payback periods for license, installation, and first year user fees are typically less than one year.

The Company designs and develops specialized software products utilizing its proprietary software and information-management knowledge, and, to a lesser degree, designs hardware components that will enhance the performance of its software products. The Company's products comprise the following categories: Fraud
Detection and Risk Assessment Systems - are designed to effectively detect and control fraudulent transactions for financial institutions that issue credit, debit, or other financial use cards. CampaignOne was introduced in 1998 to the financial services customers of the Company as a back-office marketing solution that can manage programs ranging from risk evaluation (bankruptcy) to marketing strategies. The Company is evaluating the expansion of these product technologies into additional applications such as health-care payments, long-distance telephone fraud and mobile-phone service theft. Traffic Management Systems - are a combination of internally developed software and internally and externally developed hardware components that perform as a traffic management system for open road and intersection applications. The products enable dual use of video networks to support both traffic/roadway data and surveillance. Internet Web Server Systems - are designed to synthesize information from multiple data sources within an organization and provide content to present to Web site visitors based on the current state of the visitor's information. Intersite's purpose is to provide scores of site visitors, which are useful in predicting the purchasing behavior of visitors. Intelligent Character Recognition Systems - include packages of software applications such as OmniTools, NestorReader, and N'Route which increase productivity in document processing and fax distribution environments.

Fraud Detection and Risk-Assessment Systems

The Company's PRISM product line includes the Nestor Fraud Detection System (FDS(TM)) and the flagship product, Proactive Risk Management (PRISM) system which have been licensed to twelve financial-services clients as of December 31, 1998. These systems can detect bank-card or credit-card fraud, and can be readily updated by clients to adapt to changing patterns of fraudulent transactions. By monitoring each cardholder's historical and current transactions, PRISM is capable of detecting unusual patterns of card use and of rapidly detecting a significant proportion of fraudulent transactions with an extremely low error rate. Customers have reported a reduction of more than 50% in their credit-card fraud loss experience within 30 days of installation.

In March 1993, the Company completed the installation of its FDS product at Mellon Bank. The success of the FDS installation at Mellon has been instrumental in obtaining additional orders for FDS and PRISM. Like many other credit-card issuers, Mellon Bank had been using a rule-based system for fraud detection. Mellon has reported to the Company that FDS found 20 times as many instances of fraud as their rule-based system, while requiring reviews of only one-third as many accounts.

In December 1994, the Company installed a merchant-fraud detection system at Europay International S.A., a Master Card affiliated association of 700 banks that settle international bank-card transactions involving currency exchange. Experience with United Kingdom and Belgium banks indicates a counterfeit detection rate of up to 50%.

In February 1995, the Company announced PRISM. PRISM enhances the fraud-detection capabilities of FDS to include workflow management and other PC-based productivity tools that are designed to enable the fraud manager and fraud-control team to efficiently identify and track frauds detected by the system. The initial PRISM system was an upgrade to FDS installed at G.E. Capital Consumer Financial Services; the upgrade incorporated PRISM in 1995.

During 1997, the Company expanded its PRISM product line with the introduction of PRISM Debit (Debit), PRISM Bankruptcy (Bankruptcy), and PRISM Credit (Credit). Debit is an intelligent risk management system that detects, monitors, responds to and prevents off-line debit card fraud. Bankruptcy is a bankruptcy decision-support system that provides transaction-level analysis of each account and enables card issuers to better manage risk while increasing portfolio profitability. Credit is a multi-faceted fraud detection system that dramatically reduces losses associated with credit and retail card application fraud.

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

Expand current distribution network. The Company plans to expand its worldwide direct sales, distribution and service forces. The Company intends to continue developing domestic markets while augmenting its international growth. Nestor executed a non-exclusive PRISM reseller agreement with CSK Corporation in Japan during 1996 (See "Licensing, Joint Venture and Development Agreements). The Company also intends to increase direct sales efforts in North America through expansion of direct sales staff and through marketing and service agreements with established providers of products and services to its target markets. On April 18, 1997, the Company expanded its non-exclusive license agreement with Applied Communications, Inc. (ACI), a subsidiary of Transaction Systems Architects, Inc., by allowing ACI to distribute the newly developed PRISM products and other products of the Company throughout its worldwide sales and support network. (See "Licensing, Joint Venture and Development Agreements".)

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

Apply PRISM products to other markets. The Company believes that many markets exist which are experiencing fraud type losses and possess data characteristics similar to the financial institution industry. The Company plans to extend the successes of the PRISM product in credit-card fraud detection to other areas with a high level of transactions and a history of similar fraud-type loss experience. Some of these market opportunities may include internet market fraud losses, health-care claim payments and long-distance telephone fraud. Nestor's strategy is to broaden its product offerings to address these markets in conjunction with development funding from strategic government and industry sources.

Offer new products leveraging current services, customer knowledge and relationships. During 1998, the Company introduced CampaignOne, a comprehensive customer relationship and marketing campaign management solution designed to maximize the effectiveness and efficiency of marketing campaigns for all aspects of financial opportunity from: customer acquisition, retention cultivation and overall customer profitability. CampaignOne can be basic decision tree models delivered by the customer or utilize the Company's customized neural-network models.


Traffic Management Systems

TrafficVision and CrossingGuard products are a combination of Company-developed software and modular hardware components that provide for remote monitoring to support traffic data collection and control of traffic flows. The product is flexible and can be configured to a wide range of road configurations, including open roads and intersections. Features include remote video monitoring, real-time vehicle classification, individual vehicle tracking, simultaneous communication of video and traffic data over a single communication network, detection and enforcement of red-light violators, and generation and logging to a database of a variety of traffic-information measurements.

Historically, traffic sensing and control has been handled by wire induction loops buried beneath the road surface. The system provides basic information such as vehicle counts and speed (with multiple loop configurations), in support of the function of controlling traffic light signals when traffic is present. Such loops experience nearly a 100% failure rate within the first 10 years of operation. Replacement/repair is often not performed or performed long after loop failure due to the high cost of digging up the roadway.

TrafficVision provides all the benefits currently offered by loop systems and substantial additional options that increase the traffic controller's effectiveness in managing traffic congestion, infractions, and accidents. The fact that TrafficVision operates completely above ground aids in effective maintenance. CrossingGuard applies the TrafficVision technologies to make intersections safer and to enforce red-light running statues. Using video, the system predicts if a vehicle will or will not stop at an intersection before a yellow light turns red. If the system determines that a vehicle will not stop, the system records the violation for ticket issuance and sends a signal to the traffic light controller unit recommending a delay in the change of light to green for cross traffic.

TrafficVision  is  designed to incorporate the  Company's  Ni1000
Recognition Accelerator(R) hardware chip (See "Ni1000 Chip" below).

Development of a working TrafficVision prototype model commenced on September 1, 1995, in conjunction with a funding agreement with California Institute of Technology Jet Propulsion Laboratory (see "Licensing, Joint Venture, and Development Agreements"). The project was completed in December 1996. The Company began a Phase II contract for field testing of the prototype in 1997 and expects to complete this work in the second quarter of 1998.

In February 1998, the Rhode Island Department of Transportation (RIDOT) formally opened its new Operations Center. As an integral part of that facility, TrafficVision is providing real-time traffic management capabilities which assist RIDOT in improving safety, monitoring traffic flow, managing congestion and planning for maximum highway efficiency.

The first CrossingGuard application commenced in Vienna, Virginia in 1998 and is expected to be operational in April 1999.

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

Rapid deployment and increased services for customers. The Company's software solutions are designed for rapid deployment and to provide additional information to customers beyond that delivered by current loop systems. TrafficVision and CrossingGuard are designed to be installed entirely above ground and to tie into existing customer hardware where appropriate. Maintenance becomes more efficient than with underground loop systems. These systems allow the customer to obtain the same information and accuracy as is available through loop technology (e.g. vehicle count and detection for signal control), and additional benefits such as remote real-time video monitoring for traffic flow, vehicle tracking, incidence response video-based red-light enforcement, and intersection safety.

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

Compatibility with industry standard platforms. Nestor's traffic monitoring solutions are architected around dominant industry-standard platforms: namely, the Windows 95/NT operating system, tools and communication support components and general "WinTel" hardware specifications. This facilitates integration into a customer's existing computing environment, leverages PC economics to offer a compelling price/performance advantage and lowers product engineering development costs. Additionally, the Company's Traffic Monitoring Systems are designed to support the emerging NTCIP communications standards being mandated in the traffic detector industry. Further, roadside detector stations will be compatible with existing and new traffic controller hardware, such as the CALTRANS 2070 controller standard.

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

Expand national and worldwide distribution. The Company plans to target leading transportation departments (DOTs) initially through direct sales to provide convincing demonstrations of the products' superior performance, to create performance standards based upon enhanced functionality and to generate a market pull that will lead to volume distribution agreements with traffic integrators and traffic equipment suppliers. The Company intends to establish distribution agreements with domestic and foreign traffic integrators and installers.

Maintain technology leadership and patent protection in developed solutions. As noted above, the Company has obtained patent protection for its proprietary neural networks and hardware systems (see "Patents") which the Company believes to be uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. The Ni1000 chip allows for high-speed processing applications, such as video-image processing, on a personal computer platform. The Company continues to maintain and explore new patent protection rights for its proprietary software applications. The Company was issued a new patent in fiscal 1996, and has two applications pending relating to its work in the traffic-management areas.

Ni1000 Chip, PCI 4000 Recognition Accelerator Board and IBM ZISC
Chip

Neural networks are inherently parallel systems whose operation, until recently, has only been simulated on serial computers. The relative slowness of serial simulation has prohibited the use of neural networks in many high-value applications that require high-
speed   learning   and   recognition.   The  Ni1000   Recognition
Accelerator chip is an embodiment of the Company's technology that increases typical processing speeds by hundreds of times and is expected to open these previously untapped markets to neural-network solutions. Manufactured by Intel and introduced by the Company in June 1994, the Ni1000 chip was developed with funding by the Defense Advanced Projects Research Agency ("DARPA"). Commercial delivery of Ni1000 chips and Ni1000 Development Systems began in June 1994. In April 1994, the Company and Intel Corporation signed an agreement that provided the Company with exclusive marketing rights to the Ni1000 Recognition Accelerator, subject to certain minimum purchases of the Ni1000 Recognition Accelerator by the Company. (See "Licensing, Joint Venture and Development Agreements.")

In connection with the development of the Ni1000 Recognition Accelerator, the Company and Intel were jointly named as winner of the 1994 Discover Awards for Technological Innovation in the category of Computer Hardware & Electronics. The Ni1000 Recognition Accelerator was selected by the editors of Electronic Design News as a finalist in their 1994 "Innovation of The Year" contest.

Continued development work in neural-network hardware was centered on the development of a PC-compatible circuit-board incorporating multiple Ni1000 Recognition Accelerators, and associated development-environment software. Development of the circuit board and software were funded, in part, by a contract dated August 26, 1993, between the Company and Office of Naval Research and administered by the Defense Advanced Projects Research Agency of the Department of Defense ("DARPA").

PCI 4000 Recognition Accelerator Board

An outgrowth of the Company's DARPA-funded development work is the PCI 4000 Recognition Accelerator, which was developed cooperatively with Alta Technology Corporation. The PCI 4000 is a circuit board containing up to four Ni1000 Recognition Accelerators and a Pentium controller, which is compatible with any PC or workstation that provides PCI (Peripheral Component Interconnect) support.

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

In 1997, two customers selected InterSite for beta installations. Lycos, Inc. is a free, global Internet navigation and community network which experiences millions of hits each day, and Edward Jones is the largest financial-services firm in the nation in terms of offices and is the only firm that serves individual investors exclusively. The firm traces its roots to 1871, and today serves more than 2.5 million customers.

The Company has currently suspended further direct involvement in marketing and developing this product. Product development may resume if funded projects are requested by our current customers or distributors.

Intelligent Character Recognition Products

On June 11, 1996, the Company licensed the development and marketing rights in its Intelligent Character-Recognition ("ICR") products (NestorReader, OmniTools, and N'Route) to National
Computer Systems, Inc. ("NCS"), and is no longer involved in developing, packaging and marketing these products (see "Licensing, Joint Venture and Development Agreements"). The Company receives royalties from the sales of these products and any enhanced versions of these products by the licensee. The following are the principal ICR products developed and marketed by the Company through June 11, 1996, and marketed by NCS since then:

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

OmniTools(R)

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

N'Route(R)

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

The Company's product lines are targeted toward large commercial users (e.g., banks for the PRISM, CampaignOne and InterSite products), or federal and state government agencies (e.g., Departments of Transportation for the TrafficVision product). The products require technical assistance through the sales and installation processes. Accordingly, the Company maintains an in-house staff of engineers to support the sales, installation, and customer-service functions.

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

In financial services, the Company has in the past created custom applications including risk assessment for bank-card fraud detection, mortgage origination and insurance, consumer credit and securities trading. Nestor's FDS and PRISM products are an outgrowth of such development projects. In the United States and Canada the Company markets FDS PRISM and CampaignOne directly. ACI is the Company's largest reseller, with offices and employees around the world. ACI has reseller rights to all of the Company's products on a stand-alone basis or packaged with their proprietary products. The Company has a worldwide license with Total System Services, Inc. (Total) to provide its PRISM product to customers for which Total provides card processing services (provided in North and Central America). In Japan, custom financial applications are marketed through its licensee, CSK Corporation. FDS and PRISM are licensed to applications developers in Europe and Japan under a standard, non-transferable, non-exclusive software license limited to a single computer. Developers of applications may not make, use or sell multiple copies of such applications without entering into additional licensing arrangements with the Company. Management of the Company believes that the success of the PRISM and FDS products will create a valuable franchise in each institution, leading to extensions of the Company's technology to other risk-assessment applications.

During 1998, ACI, GE Consumer Credit Financial Services and Mellon Bank accounted for 28%, 20% and 14% of the Company's revenues, respectively. During 1997, ACI and Europay accounted for 39% and 16% of the Company's revenues, respectively. During the six months ended December 31, 1996, the Jet Propulsion Laboratory, GE Consumer Credit Financial Services, BankOne, Mellon Bank and Customer Services, Inc. accounted for 19%, 18%, 15%, 13% and 11%, of the Company's revenues respectively. In fiscal 1996, National Computer Systems and Europay International accounted for 30% and 13% of the Company's revenues, respectively. The loss of any of these customers for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is not required to maintain significant inventories in order to deliver its products. The Company does not generally grant payment terms to customers in excess of 90 days. As of December 31, 1998, the Company had a backlog of approximately $1,492,000 in undelivered development and installation contracts and $192,000 in prepaid royalties. At December 31, 1997, the Company had a backlog of approximately $248,000 in undelivered development and installation contracts and $259,000 in prepaid royalties. At December 31, 1996, the Company had a backlog of $209,000 in undelivered development and installation contracts and $582,000 in prepaid royalties. As of June 30, 1996, the Company had a backlog of $408,000 in undelivered development and installation contracts and $431,000 of prepaid royalties and fees.

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

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents relating to improvements to the Company's basic technology (see "Patents"). The Company received one new patent in fiscal 1996 and one new patent in fiscal 1997 and has two applications pending as of December 31, 1998. These improvements are incorporated into the Company's products.

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

The Company expended in the years ended December 31, 1998 and 1997, in the six months ended December 31, 1996, and in the fiscal year ended June 30, 1996, respectively, $2,112,000, $1,498,000, $294,000 and $823,000 in support of the various aspects of Company-sponsored research and development.

Patents

The Company has continually sought and obtained patent protection for its proprietary neural networks and systems, which have as a principal feature rapid learning from a relatively small number of examples. The Company believes that this capability makes the Company's technology uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. The Company's patents also cover multiple-neural-network systems, which enable the company to develop products that combine high accuracy with high processing speeds; and the Company's RCE neural network, which exhibits rapid learning and minimizes the internal connections needed for its functioning. This sparse connectivity has enabled the Company to develop, with Intel Corporation, a neural-network integrated circuit (the Ni1000 Recognition Accelerator chip) containing many more nodes than has been possible with other designs.

The Company owns eight United States patents and eighteen foreign patents issued in eleven countries. In addition, there are two applications pending in the United States, and one application pending in Japan as of December 31, 1998. The foreign patents and patent application correspond to one or more of the United States patents.

The Company believes that seven of its United States patents, and eleven corresponding foreign patents, are material to its business. These United States patents expire at various times from 1999 to 2014. The corresponding foreign patents expire at various times through 2007. The following table lists the Company's material United States patents:


                                                        Year of
 Patent                                      Date of      Expira-
 Number     Title                            Issue         tion

 4,326,259  Self-organizing General
            Pattern Class Separator and
            Identifier                    April 20, 1982   1999

 4,760,604  Parallel, Multi-unit,
            Adaptive, Nonlinear Pattern
            Class Separator and
            Identifier                    July 26, 1988    2005

 4,897,811  N-Dimensional Coulomb Neural
            Network Which Provides for
            Cumulative Learning of
            Internal Representations      Jan. 30, 1990    2007

 4,958,375  Parallel, Multi-unit,
            Adaptive Pattern
            Classification System Using
            Inter-unit Correlations And
            An Intra-class Separator
            Methodology                   Sept. 18, 1990   2007

 5,054,093  Parallel, Multi-unit,
            Adaptive, Nonlinear Pattern
            Class Separator and
            Identifier                    Oct. 1, 1991     2008

 5,479,574  Method and Apparatus for
            Adaptive Classification       Dec. 26, 1995    2012

 5,701,398  Adaptive Classifier Having
            Multiple Subnetworks          Dec. 23, 1997    2014


Competition

In the field of fraud-detection and risk-assessment systems, the Company encounters competition from a number of sources, including (a) other software companies, (b) companies' internal MIS departments, (c) network and service providers, and (d) neural-network tool suppliers. In the fraud-detection market, the Company has experienced competition from Fair, Isaac & Co., HNC Software, Inc., IBM, MasterCard Corporation, NeuralTech Inc., Neuralware, Inc., Visa International and others. The Company's fraud detection product also competes against other methods of preventing credit-card fraud, such as card-activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. The introduction of these and other new technologies will result in increased competition for the Company and its products.

In the field of traffic management systems, the Company's TrafficVision and CrossingGuard products (see "Recent Product Developments") face competition primarily from standard providers of existing loop system products. Other technologies exist from various sources that provide some of the basic traffic management functions provided by the loop system, such as Microwave, Ultrasonic, Infrared, and Acoustic. The Company believes that these technologies have limitations and do not provide the full range of options available through TrafficVision. Video-based systems are also available through other companies such as Econolite, Lockheed Martin, Peek Traffic, Odetics, Traficon, Siemens and Rockwell International. However, the Company believes that the platforms on which these video-based products operate do not provide the image processing capabilities possessed by TrafficVision, CrossingGuard and the Ni1000 Recognition Accelerator Chip. Red-light enforcement products are also available using loops and wet-film cameras through companies such as EDS, Lockheed Martin, Tellis and Red Flex.

In the field of web server systems, the Company faces competition from a number of sources, including commodity-software providers, traditional database vendors, and vertical solution providers. The first two groups include such companies as Microsoft, Netscape and Oracle. Companies providing vertical solutions include BroadVision, Inc. and HNC Software, Inc. The market for internet-oriented products is intensely competitive with new competitors emerging frequently.

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


Employees

As of December 31, 1998, the Company had 45 full-time employees, including 28 in product development, 8 in sales and marketing and 9 in finance and administration. One of the Company's current directors (and a founder of Nestor Associates) received the Nobel Prize in Physics in 1972. All of these employees are located in the United States. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good.

The Company's success depends to a significant degree upon the continued employment of the Company's key personnel. Accordingly, the loss of any of the Company's key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations. No employee currently has an employment contract in place with the Company. The Company believes its future success will depend upon its ability to attract and retain industry-skilled managerial, engineering, software development and sales personnel, for whom the competition is intense. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales people. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such qualified personnel, and the failure to attract, assimilate and retain key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations.


Licensing, Joint Venture and Development Agreements

The Company seeks to enter into license agreements and research and development contracts in order to obtain greater market penetration and additional funding of the development of its technology in specific fields of use.

Total System Services, Inc.

During the six month period ended December 31, 1996, the Company designed and installed a fraud detection system for Total System Services, Inc. (Total), a major provider of card processing services for financial institutions. Total provides PRISM fraud detection services to its customers along with the other transaction processing services. The Company receives fees based upon the number of transactions that are scored by PRISM.

Applied Communications, Inc. (ACI)

On April 18, 1997, the Company expanded its non-exclusive license agreement with ACI. The expanded license grants to ACI the right throughout the world to integrate and distribute all of the PRISM products. ACI provides authorization and transaction processing software to more than 500 customers throughout the world. The Company will receive royalties based on PRISM and other product license, engineering and ongoing use fees received by ACI from ACI sublicenses.

In April 1998, ACI's parent company, Transaction Systems Architects, Inc. (TSAI) entered into a Stock Purchase Agreement with the Company. TSAI purchased 2.5 million shares of common stock for $5,000,000 and obtained a warrant purchase an additional 2,500,000 common shares for $7,500,000 shares which expires on March 1, 2002.

National Computer Systems, Inc. (NCS)

On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with NCS transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. The Company received $1,400,000 as an initial license fee pursuant to the Licensing Agreement, and expects to receive royalties on future sales of the product by NCS. To maintain exclusive rights, minimum annual royalties range from $160,000 in 1997 to $350,000 in 2001 and beyond. In June 1998, NCS did not meet its minimum royalty for the license year and forfeited exclusive rights.

The Asset Purchase Agreement transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000.
The initial license fee and asset sale proceeds were recognized as revenues in Fiscal 1996.

IBM ZISC(tm)

On January 31, 1996, the Company signed a technology licensing agreement with IBM to use Nestor's pattern recognition technology in an IBM developed neural network semiconductor device. IBM has the right to use the technology in the IBM ZISC (zero instruction set computing) digital integrated Neural Network chip and in future versions of the chip and related product enhancements. The IBM ZISC chip is expected to enable such complex mission-critical applications as image recognition for satellite, military and medical operations, financial data management and risk assessment, automotive applications, as well as highly sensitive identification systems such as sonar and fingerprinting and other crime-scene type analysis. The Company receives royalties from the sales by IBM of the chip and related products.

California  Institute  of  Technology Jet  Propulsion  Laboratory
(JPL)

On September 1, 1995, the Company commenced a partially funded development agreement with JPL to design a Traffic Surveillance and Detection Technology capable of directly measuring desired traffic parameters simultaneously, combined with higher accuracy and at a lower cost than available with current technology. The Company is applying its expertise in rapid pattern recognition and neural network designs to the project. The prototype and initial program was completed in December 1996. The Company began a Phase II contract for field testing of the prototype in 1997 and expects to complete this work in the first quarter of 1999.

The total value of the expanded contract is $730,000, of which $726,000 had been recognized as revenue by December 31, 1998.

DARPA

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

On August 26, 1993, the Company entered into a follow-on program with DARPA to design and produce a PC compatible application design and development environment, comprising both hardware and software, which will enable users to incorporate the Ni1000 into products. The total value of this contract, which was completed in December 1995, was $776,167, of which approximately $423,000 was realized in fiscal 1994.

CSK

On June 13, 1996, the Company executed a nonexclusive PRISM Reseller Agreement with CSK Corporation to market, install, maintain, train and support the PRISM product in Japan. The agreement was for an initial term of two years and is being renewed annually. As of December 31, 1997, CSK had installed PRISM at Nippon Shinpan Company (NICOS), a leading credit card issuer in Japan.

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

The Company placed a purchase order in 1997 and took delivery of an order for 1,000 units in early 1999. Given the number of chips the Company has in inventory and potential alternate development options, management does not believe there will be a material adverse impact on its operations as a result of the termination of the manufacturing of the current version of the Ni1000 chips.

ITEM 2.  Properties.

The Company leases offices and research and development facilities, consisting of approximately 13,000 square feet, located at One Richmond Square, Providence, Rhode Island 02906, for which the annual base rental is $195,000. The Company believes these facilities will be adequate to serve its needs in the foreseeable future.



ITEM 3.  Legal Proceedings.

On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of Financial Services, obtained a patent entitled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in Providence, RI on November 25, 1998 alleging a number of claims including; violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act patent invalidity, and infringement of Nestor's patent. The suit seeks various damages, including lost profits and treble damages. Costs associated with the suit are being expensed as incurred. No estimate of the outcome of this suit, or a potential countersuit, if any, can currently be made.




ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.




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

                          Low Bid         High Ask
Year Ended 12/31/98
     1st  Quarter         1-3/4              2-35/64
     2nd  Quarter       1-57/64              3-1/8
     3rd  Quarter           7/8              2-33/64
     4th  Quarter          5/16              1-7/16

Year Ended 12/31/97
     1st Quarter          1-21/32          2-9/16
     2nd Quarter           1-3/4           2-9/16
     3rd Quarter           1-1/4           2-9/32
     4th Quarter           1-1/4           3-1/16

Period Ended 12/31/96
     1st Quarter          1-11/16          3-1/4
     2nd Quarter           2-1/8             3
Year Ended 6/30/96
     1st Quarter          1-1/4              1-11/16
     2nd  Quarter          9/16              1-3/8
     3rd  Quarter         23/32              2-3/16
     4th  Quarter         1-3/8              3-3/16

As  at  March  12, 1999, the number of holders of record  of  the issued and outstanding common stock of the Company was 424, which
includes   brokers  who  hold  shares  for  approximately   1,546
beneficial holders.

The Company has not declared any cash dividends with respect to its common stock since its formation.


ITEM 6.   Selected Financial Data
                                                   Six Months
                              Years Ended            Ended
                              December 31,         December 31,          Years Ended June 30,

                           1998           1997        1996        1996          1995            1994
Operating revenue        $ 2,241,376    $ 5,681,076   $1,195,904  $5,461,580   $ 3,195,563   $  2,230,474
Other income (expense)   $   (26,178)   $    31,321   $ (16,220)  $   39,950   $  (221,024)   $   (282,418)
Net income (loss)        $(5,263,153)   $  (294,664)  $(935,337)  $   12,690   $(3,457,422)  $ (1,758,584)
Earnings per share
  Weighted
  number of
  outstanding shares--
     basic and diluted   15,249,932      9,243,508    8,689,031   7,847,510     7,411,502       6,840,407
     (Loss) per share   $     (0.36)   $     (0.08)  $     (.13) $    (0.03)  $      (.48)  $        (.26)

SELECTED BALANCE SHEET DATA:
Total assets            $ 2,591,589    $ 2,613,031   $2,817,944  $3,351,871   $ 1,812,495   $   1,096,314
Working capital         $   551,461    $   146,081   $  879,172  $1,983,661   $(1,882,875)  $     220,243
Long-term
 Redeemable Preferred
      Stock             $       ---    $ 5,792,787   $5,398,908  $5,207,538   $ 1,600,328   $         ---
Capital leases          $    22,618    $    10,220   $    9,455  $    9,455   $       ---   $       3,363
Deferred income         $       ---    $       ---   $  430,899  $  430,899   $   438,896   $     954,491



ITEM 7:   Management's Discussion and Analysis


Prospective Statements

The following discussion contains prospective statements regarding Nestor, Inc., its business outlook and results of operations, all of which are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short-term investments of approximately $1,175,000 at December 31, 1998, as compared with $387,000 at December 31, 1997. At December 31, 1998, the Company had working capital of $551,000, as compared with $146,000 at December 31, 1997. The increase in working capital from 1997 to 1998 reflects primarily the proceeds from the sale of $5,000,000 in common stock during the year offset by cash used by current-period operating activities of $3,899,000 and equipment purchases of $132,000.

The Company had a net worth of $984,000 at December 31, 1998, as compared with a negative net worth of $4,519,000 at December 31, 1997. The increase in net worth resulted from the issuance of $5,000,000 of common stock and the conversion of $5,793,000 in redeemable preferred stock to common stock, offset by the current period operating loss of $5,263,000.

As a result of its financial performance during 1998, the Company ceased further investments in development and marketing of its Internet product "InterSite". The net investment incurred by the Company in this product in 1998 was $1,383,000.

Additional capital will be required to enable the Company to carry out needed marketing campaigns for its products, for continued development and upgrading of its products and for customer support. On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems
Architect, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's License Agreements with Financial Services Division customers. Principal payments are due in twelve equal installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1% and payments are due quarterly in arrears beginning July 10, 1999. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained.

On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common-stock interest in it to a private group of investors for $2,350,000 in cash and issued an option for an additional 17.5% of its common stock for
$1,750,000. The investor group includes three officers of the Company and the subsidiary, who in the aggregate contributed $600,000 of the initial cash invested on the same basis as third-party investors. The option expires on January 31, 2000. The proceeds will be used by the subsidiary to fund traffic-system product development and marketing efforts in 1999. In addition, to the extent that facility and administrative services of the Company are used by the subsidiary, reimbursement of allocated costs will be provided. The subsidiary has an exclusive license from the Company to apply the Company's proprietary technologies in the area of traffic-management systems. The license provides for royalties to the Company of 5% of related revenues, net of direct cost of third party goods sold, in 2000 and 10% in 2001 and beyond. The capital invested in the subsidiary will be used to fund the expenses of Traffic Systems incurred after January 1, 1999, which were funded by the Company in previous years.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as of December 31, 1998 and the financings described above, to meet the Company's anticipated cash requirements from current operations through the end of the year ending December 31, 1999. If the
Company does not realize revenues sufficient to maintain its operations at the current level, management of the Company would curtail certain of the Company's operations until additional funds become available through investment or revenues.

Litigation

On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company in the field of Financial Services, obtained a patent titled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of Nestor's patent. The suit seeks various damages, including lost profits and treble damages. Costs associated with the suit are being expensed as incurred. No estimate of the outcome of this suit, or a potential countersuit, if any, can currently be made.


Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue upon delivery of the product and completion of related engineering or other services necessary under the contract, or under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income. Total deferred income was $434,000 at December 31, 1998, as compared with $408,000 at December 31, 1997.

In June 1997, the Company and Sligos, S.A. terminated their license agreement dated October 26, 1990. The Company paid to Sligos $225,000 in July 1997 in full settlement of its current liability due to Sligos and of the repurchase of 452,064 shares of the Company's Series A Preferred Stock. The Company also eliminated $431,000 of long-term deferred income related to Sligos prepayments received in 1990, which had not been taken into income. (See "Results of Operations" below.)

Future Commitments

During the year ended December 31, 1998, the Company acquired additional property and equipment (primarily computers and related equipment) at a cost of $132,000. The Company valued its investments in computers and related equipment (net of depreciation) at $369,000 at December 31, 1998. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computers and related computing equipment, for furniture and fixtures, for development of hardware, for consulting and for promotional and marketing expenses. The Company maintains a lease for office space totaling approximately 13,000 square feet. The lease provides for monthly rent, including utilities except electricity, in the amount of $16,250 and expires in February 2000. The Company believes the facilities are adequate for its 1999 needs.

The Company had placed purchase orders totaling $877,500 with Intel Corporation for a supply of the Ni1000 Recognition Accelerator Chips. The Company received delivery of $195,000 of the chips during February 1999. The Company canceled its outstanding purchase order for the remaining chips in February 1999.

The Company's subsidiary, Nestor Traffic Systems, Inc., entered into an agreement on September 25, 1997, for the modification of one of the components of the TrafficVision product. Nestor agreed to pay Zeller Research, Ltd. $75,000 for engineering, which is expected to be completed during the first quarter of 1999, and to purchase 100 units of the modified component at a total cost of up to $53,000. Additional orders may be placed with this vendor to supply components of traffic-system products based upon third party orders received.

Year 2000

Year 2000 problems may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around and after the change in century. In the computer industry, this is primarily the result of computer programs being designed and developed using or reserving only two digits in year fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the upcoming century change in the Year 2000. In addition, the Year 2000 is a special-case leap year, and some programs may drop February 29, 2000 from their internal calendars. Other dates may present problems because of the way the digits are interpreted. Because the Company's business is based on the licensing of application software, the Company's business would be adversely impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the software programs and systems used by the Company in its operations.

In 1998, the Company initiated a company-wide program to analyze three specific categories of systems; (1) software developed by the Company which is licensed to customers, (2) software utilized by the Company consisting of applications developed in-house and purchased from third party suppliers, and (3) systems and embedded technology which are integral components of the infrastructure of the Company. The Company developed and acquired tools, which were utilized during the testing of software and systems. The Company believes that its remediation efforts with respect to its licensed software will be successful. The Company's belief is based upon its own testing by simulating dates and upon testing by many of the customers of the Company who have in turn completed their own Year 2000 testing. The Company continues to actively monitor the status and progress of customers and distributors and to assess the risk associated in those cases where the customer has not taken delivery of the compliant version or may not have made satisfactory progress in their own Year 2000 testing.

Following analysis, remediation and testing efforts, the Company began shipping Year 2000 compliant versions of all licensed software applications in November 1998. As of December 31, 1998, all of the Company's currently licensed software applications are Year 2000 compliant and available to customers. With respect to its own systems, testing, remediation, and/or replacement is underway and has been substantially completed in the most critical areas. The Company anticipates it will complete its Year 2000 compliance efforts by the third quarter of 1999.

The Company expects to incur project costs of approximately $250,000 over the life of the Year 2000 project. These costs consist of: (i) internal staff costs related to licensed product remediation and testing; (ii) internal staff costs related to internal software and system compliance; (iii) hardware and software costs for replacement of software; and (iv) costs related to compliance involving embedded systems. Costs incurred from the beginning of the project in 1997 through December 1998 have totaled approximately $150,000. The Company expects to incur an additional $100,000 over the remaining life of the project. All costs of the Year 2000 project are being expensed as incurred. The estimated remaining costs are based upon currently known circumstances and various assumptions regarding future events. There can be no assurance that this estimate will be achieved and actual results could differ materially from those anticipated.

Except for statements of existing or historical facts, the foregoing discussion consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to the timetable for completion of the Year 2000 compliance efforts, future costs, potential problems relating to Year 2000, the Company's state of readiness, third-party representations, and the Company's plans and objective for addressing the Year 2000 problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation (i) the failure of existing or future customers to achieve Year 2000 compliance; (ii) the failure of computer hardware system providers on which the Company and its customers rely, or other vendors or service providers of the Company or its customers, to timely achieve Year 2000 compliance; (iii) the Company's product and systems not containing all necessary data code changes; (iv) the failure of the Company's analysis and testing to detect operational problems in software utilized by the Company or in the Company's products or services, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technical unfeasibility of testing certain software, and the unavailability of customers or other third parties to participate in testing; (v) potential litigation arising out of Year 2000 issues with respect to providers of software and related technical and consulting services such as the Company generally provides, and particularly in light of the numerous interfaces between Company products and the products and services of third parties, which are required to successfully utilize the Company's products, which could involve the Company in expensive, multiple-party litigation even though the Company may have no responsibility for the alleged problem; and (vi) the failure to timely implement a contingency plan to the extent that Year 2000 compliance is not achieved.


Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.


Results of Operations

Analysis of the Years Ended December 31, 1998 and 1997

In  the year ended December 31, 1998, the Company realized a  61%
decrease  in  revenues  compared  to  the  prior  calendar  year.
Expenses increased 25% in 1998 resulting in a 1,690% increase in the operating loss when compared with the prior year.

During 1998, the Company determined that it would not have adequate financial resources to continue the development and marketing efforts required to commercialize the Internet marketing product InterSite. After unsuccessful attempts to obtain independent financing for the product line, during the fourth quarter of 1998, the Company decided to eliminate all current costs associated with the product and transferred it to the Financial Services division. Intangible assets associated with this product line totaling $295,000 were written-off in 1998.

The Company executed a license agreement on March 28, 1997 for a customized copy of its PRISM Fraud Detection System, and had capitalized $575,000 of costs associated with the installation of the system as of December 31, 1997. Since the installation, the Company has continued to modify and improve the software. The system was deployed in December of 1998 to a limited number of initial customers, and began generating monthly revenue. In consideration of the delays in implementation, estimated ongoing support costs in relation to current revenue levels, and the remaining term of the license, the Company recorded an adjustment to the carrying value of the system of approximately $400,000 in the fourth quarter of 1998, reducing capitalized deferred costs to $80,000. These costs are being amortized over the remaining life of the associated license.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the year ended December 31, 1998, revenues decreased $3,440,000 to $2,241,000 from $5,681,000 in the prior calendar year. Non-recurring revenues in the year-earlier period included $2,000,000 of revenues associated with a license agreement with Applied Communications, Inc. ("ACI") in April 1997, and $480,000 recognized upon the termination of a license agreement with Sligos in June 1997.

Software Licensing

Product-licensing  revenues  totaled  $4,390,000  in   1997,   as
compared with $1,352,000 in 1998. The decrease in these revenues reflects a decrease in license fees realized from PRISM products.

PRISM licensing revenues amounted to $1,318,000 in 1998, a decrease of $2,945,000 from year-earlier revenues of $4,263,000. The decrease in PRISM-related licensing revenues reflects non-recurring revenues in 1997 of $2,000,000 from ACI and $480,000 from Sligos. The remainder of the decrease reflects a decrease in new initial licenses realized in 1998.

During the year ended December 31, 1997, the Company realized $120,000 of royalty revenue from National Computer Systems, Inc. ("NCS"), as compared with $32,000 in 1998. In June 1998, NCS elected not to meet its minimum royalty requirement to maintain an exclusive right to the marketing of the Company's image character recognition products. The license with NCS continues on a non-exclusive basis.

Engineering Services

Engineering revenues totaled $746,000 in 1998, as compared with $1,055,000 in 1997. Revenues relating to new license installations and customer-funded modifications of Nestor's PRISM product totaled $613,000 in 1998, a decrease of $356,000 from $969,000 of such revenues in 1997. The decrease is related to the drop in new PRISM licenses, and the associated installation work, noted in "Software Licensing" above.

On September 1, 1995, the Company signed a contract with the Jet Propulsion Laboratory (JPL) to develop a prototype sensor system designed for vehicular-traffic surveillance and detection. The contract was valued at approximately $597,000. On March 31, 1997, the Company extended its contract with JPL to include in-field evaluation of the prototype system developed under the original JPL contract, and the value of the contract was increased to $730,000, of which approximately $726,000 had been earned as of December 31, 1998,. The terms of the JPL contract call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions.

During the year ended December 31, 1998, the Company recognized revenues totaling $89,000 under its government contracts. In the year-earlier period such revenues totaled $86,000.

During 1998, the Company realized $44,000 of revenues related to engineering work on its InterSite product. No such revenues were realized in 1997.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip which is incorporated into the Traffic Systems product line or is licensed with development software that enables customers to develop their own high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $70,000 in the year ended December 1998, as compared with $111,000 in the prior year.

The Company is continuing its development of the TrafficVision and CrossingGuard products, which incorporate the Ni1000
Recognition Accelerator Chip (see "Investment in Product Development and Marketing," below). Revenues from the Company's Traffic Systems products totaled $73,000 in the year ended December 1998, as compared with $130,000 in the prior year.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $7,478,000 in the year ended December 31, 1998, an increase of $1,501,000 over total operating costs of $5,977,000 in the prior year.

Included in operating expenses in 1998 are write-downs of Deferred Development Costs and other intangibles of approximately
$400,000 in the financial services division and $295,000 in the InterSite product line.

Engineering Services

Costs related to engineering services totaled $2,067,000 in 1998, as compared with $1,151,000 in 1997. The increase in these costs reflects the write-offs totaling approximately $695,000 discussed above. The remaining increase is due primarily to general cost increases incurred in 1998.

Research and Development

Research and development expenses totaled $2,112,000 in the year ended December 31, 1998 as compared with $1,498,000 in the prior year. The increase in such costs reflects the net of increased investment in product development in all of the Company's product lines in the current year, including PRISM V3.0 shipped in the fourth quarter of 1998, development of CrossingGuard which is being delivered to Vienna, VA in the first quarter of 1999, and development of InterSite through November of 1998. Development costs should decrease substantially in 1999 as a result of the termination of further InterSite development in November 1998; additionally, in view of its independent financing, the Company will share the development costs associated with Nestor Traffic Systems, Inc.

Selling and Marketing

Selling and marketing costs decreased $155,000 to $1,832,000 in the year ended December 31, 1997, from $1,986,000 in the prior year.

The decrease in selling costs in the year reflects, primarily, reduced commissions incurred in conjunction with reduced revenues. Selling costs relating to the Company's PRISM product line totaled $1,103,000 in 1998, as compared to $1,360,000 in 1997. The decrease is due to a $174,000 decrease in commission expense and reduced Advertising and Meeting expenses resulting from charging an attendance fee to the 1998 Risk Symposium meeting. Selling costs relating to the Company's Traffic Systems product and Ni1000 Development System totaled $536,000 in 1998, as compared with $552,000 in 1997. Selling costs associated with InterSite, in which the Company ceased further investment effective November 1998, totaled $192,000 in 1998, which was unchanged from the prior year.

General and Administrative

General and administrative expenses totaled $1,413,000 in 1998, as compared with $1,207,000 in the previous year. General and administrative costs for the year ended December 1998 reflect increased legal expenses related to the lawsuit initiated against a competitor in November 1998 and increased accounting fees.

Other Income (Expense)

For 1998, net other expense was $26,000, as compared with net other income of $31,000 in the year-earlier period. In June 1997, the Company recorded other income of $100,000 as a discount on the payment relating to the termination of the License Agreement with Sligos. In 1998, other expense was comprised primarily of $106,000 of amortization expense related to the assigned value of warrants outstanding offset by $73,000 of interest income.

Investment in Product Development and Marketing

With the exception of $80,000 related to a custom PRISM installation at December 31, 1998, the Company has not capitalized any expenses relating to the development or marketing of its products. The following information details the amounts by which the Company's expenses in connection with each of its major product lines exceeded revenues for such product lines.

The largest net investment made by the Company was in its Traffic Systems subsidiary, which is responsible for the development and marketing of the TrafficVision and CrossingGuard products. The Company delivered a few TrafficVision products during 1998, but concentrated most of its efforts on the development of the CrossingGuard product of which a first beta version was delivered in the first quarter of 1999. For the year ended December 31, 1998, expenses of this subsidiary exceeded revenues by $1,933,000.

The Company began development in July 1996 of products for use in Internet and intranet environments. Costs associated with this effort totaled $628,000 in 1997. The Company continued its investment in this subsidiary in 1998 and initiated efforts to locate independent third party financing. These efforts were not successful, and the Company ceased further investment in development of this product line in November 1998. The net investment in this subsidiary during 1998 was $1,383,000.

The Company made a net investment in its PRISM product line during 1998 of $1,954,000.

 Net Income

During 1998, the Company experienced a loss of $5,263,000, as compared with a loss of $295,000 in the prior year. For the year ended December 31, 1998, loss per share available for common stock was $0.36 per share, as compared with a loss per share of $0.08 in the corresponding period of the prior fiscal year. For the year ended December 31, 1998, there was outstanding a weighted average of 15,249,932 shares, as compared with 9,243,508 in the year-earlier period.



Analysis of the Years Ended December 31, 1997 and 1996

In  the year ended December 31, 1997, the Company realized a  26%
increase  in  revenues  compared  to  the  prior  calendar  year.
Expenses increased 22% in 1997 resulting in a 27% decrease in the operating loss when compared with the prior year.

On June 11, 1996, the Company entered into an exclusive Licensing Agreement with NCS transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. Pursuant to the License
Agreement, NCS paid the Company an initial license fee of $1,400,000, and has paid a ten percent royalty on revenues NCS has realized from the ICR products since their transfer to NCS. Such revenues, including the initial license fee, accounted for 47% of revenues in calendar 1996, including the initial license fee, as compared to 2% in 1997.

In  the  quarter  ended September 30, 1996, the Company  began  a project to customize its PRISM Fraud Detection System for a customer. Because the terms of the agreement had not been finalized, the Company accounted for the development costs in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which provides that costs be deferred until delivery is made under the terms of an enforceable agreement. For the year ended December 31, 1996, the Company deferred $364,000 of costs associated with this project.

The Company executed a license agreement on March 28, 1997, made required deliveries, and recognized in the quarter ended March 31, 1997, $550,000 of revenues under this contract. Since the installation, the Company has continued to modify and improve the software although the customer has not yet deployed it. While management expects that the customer will deploy the software, management is not able to forecast when it will be deployed. Accordingly, the revenues associated with this contract were reversed in the fourth quarter of 1997 and $575,000 of costs were capitalized as Deferred Development Costs at December 31, 1997. The deferred development costs will be amortized over the remaining life of the license upon deployment by the customer. (See 1998 developments previously discussed.)

Revenues

The  following  table compares revenues for  calendar  1997  with
calendar   1996  including  and  excluding  revenues   from   ICR
operations transferred to NCS:

                                             Total
  Total          Total                      Revenues
 Revenues       Revenues                   Yr. Ended
Yr. Ended      Yr. Ended                    12/31/96
 12/31/97       12/31/96     Change      Excluding ICR     Change

$5,681,000     $4,508,000     +26%         $2,379,000       +138%

The Company's revenues arise from licensing of the Company's products and technology, from the sale of tangible products, and from contract engineering services and are discussed separately below. During the year ended December 31, 1997, revenues increased $1,173,000 to $5,681,000 from $4,508,000 in the prior calendar year. Revenues in the year-earlier period included $2,129,000 of revenues associated with the ICR products that were licensed exclusively to NCS in June 1996.

Software Licensing

Product-licensing revenues totaled $4,396,000 in 1997, as compared with $2,450,000 in 1996. The increase in these revenues reflects the net of an increase in license fees realized from the PRISM products and the decrease in licensing revenues from the ICR products transferred to NCS.

PRISM licensing revenues amounted to $4,263,000 in 1997, an increase of $3,366,000 from year-earlier revenues of $416,000. The increase in PRISM-related licensing revenues results from an increase in unit volume through the Company's resellers, Applied Communications, Inc. ("ACI"), Europay International, S.A., and CSK Corporation ("CSK").

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

The increase in selling costs in the year reflects, primarily, the net of two effects: an increase in sales and marketing costs in each of the Company's product lines and the absence of selling costs relating to the ICR products. PRISM selling costs totaled $1,279,000 in the year ended December 1997, as compared with $406,000 prior year. Selling costs relating to the Company's TrafficVision product and Ni1000 Development System totaled
$514,000  in  1997, as compared with $279,000 in  1996.   Selling
costs associated with InterSite, which the Company began to develop in July 1996, totaled $195,000 in 1997, as compared with $31,000 in the prior year. Selling and marketing costs relating to the ICR products totaled $0 and $605,000 in 1997 and 1996, respectively.

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

Investment in Product Development and Marketing

In 1996 and 1997, the Company had not capitalized any expense relating to development or marketing of its products. The following information details the amounts by which the Company's expenses in connection with each of its major product lines in those years exceeded early-stage revenues for such product lines.

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

The Company began development in July 1996 of products for use in internet and intranet environments. Costs associated with this effort totaled $628,000 in 1997. In October 1997 Lycos, Inc., which hosts one of the most active Web sites on-line, selected Nestor's InterSite product to provide intelligent personalization for Lycos' global Internet navigation center.

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

                                             Total
  Total           Total                     Revenues
 Revenues        Revenues                  Six-Month
Six-Month       Six-Month                 Period Ended
Period Ended   Period Ended                 12/31/95
 12/31/96        12/31/96       Change   Excluding ICR     Change

1,196,000       $2,149,000       -44%      $1,195,000        0%


During the six months ended December 31, 1996, total revenues decreased $953,000 to $1,196,000 from $2,149,000 in the corresponding period of the prior fiscal year. Revenues in the year-earlier period included $954,000 of revenues associated with the ICR products that were licensed to NCS in June 1996.

Software Licensing

In the transition period, product-licensing revenues totaled $526,000, as compared with $902,000 in the prior period. The decrease in software licensing revenues reflects, primarily, the net of two effects: a decrease in ICR licensing revenues and an increase in licensing revenues relating to the Company's PRISM Fraud Detection product.

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

The Company began development in July 1996 of a product for use in internet applications. Nestor InterSite enables customers to understand individual on-line customers as they visit Web sites and to dynamically present personalized content to those visitors

Net Income Per Share

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

ITEM 7(a):     Not applicable.






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

Date:  April 8, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                 Title                    Date
/s/Leon N Cooper      Co-Chairman of the Board    April 8, 1999
                      and Director

/s/Charles Elbaum     Co-Chairman of the Board    April 8, 1999
                      and Director

/s/David L. Fox       President, Chief Executive  April 8, 1999
                      Officer and Director

/s/Herbert S. Meeker  Secretary and Director      April 8, 1999

/s/Sam Albert         Director                    April 8, 1999

/s/John Guinan        Director                    April 8, 1999

/s/Jeffrey Harvey     Director                    April 8, 1999

/s/Thomas F. Hill     Director                    April 8, 1999

/s/Bruce Schnitzer    Director                    April 8, 1999












               CONSOLIDATED FINANCIAL STATEMENTS




                            FORM 10-K




                       December 31, 1998



                          NESTOR, INC.                    Part II
                                                           Item 8
                            CONTENTS




Independent Auditor's Report



                                                    Statement No.




Consolidated Balance Sheets                        1
 December 31, 1998 and 1997

Consolidated Statements of Operations -
 For the Years Ended December 31, 1998 and 1997,
 For the Six Months Ended December 31, 1996 and
 For the Years Ended June 30, 1996                 2


Consolidated Statements of Cash Flows -
 For the Years Ended December 31, 1998 and 1997
 For the Six Months Ended December 31, 1996 and
 For the Year Ended June 30, 1996                  3


Consolidated Statements of Stockholders' Equity -
 For the Years Ended December 31, 1998 and 1997
 For the Six Months Ended December 31, 1996 and
 For the Years Ended June 30, 1996                 4


Notes to Consolidated Financial Statements
                                                          Part II
                                                           Item 8
                 Report of Independent Auditors

The Board of Directors and Stockholders of Nestor, Inc.

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1998 and 1997 and the period July 1, 1996 to December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period July 1, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP


Providence, Rhode Island
February 17, 1999 (except for Note 23 as to which the date is March 25, 1999)


                  INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
  of Nestor, Inc.
Providence, Rhode Island

We have audited the consolidated statements of operations, cash flows and stockholders' equity of Nestor, Inc. for the year ended June 30, 1996. Our audit also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated statements of operations, cash flows, and stockholder's equity present fairly, in all material respects, the results of operations, cash flows, and stockholders equity of Nestor, Inc. for the year ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

GASSMAN, REBHUN & CO., P.C.
New York, New York
September 6, 1996

                          NESTOR, INC.
                   Consolidated Balance Sheets

                                                           December 31,
          ASSETS                                   1998            1997

Current assets:
 Cash and cash equivalents                        $  1,175,183   $     386,639
 Accounts receivable, net of allowance
 for doubtful accounts                                 512,748         557,212
 Unbilled contract revenue                             118,209         298,803
 Other current assets                                  329,961         232,492
  Total current assets                               2,136,101       1,475,146
Property and equipment at cost -
net of accumulated depreciation                        368,525         261,463
Deferred development costs                              80,000         574,752
Intangible assets -
net of accumulated amortization                            ---         295,887
Other assets                                             6,963           5,783
Total Assets                                       $ 2,591,589   $   2,613,031


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses            $  1,150,604   $     920,833
 Deferred income                                       434,036         408,232
  Total current liabilities                          1,584,640       1,329,065

Noncurrent liabilities:
 Long term obligations under capital leases             22,618          10,220
  Total liabilities                                  1,607,258       1,339,285
 Series E, F, G and H redeemable convertible
  preferred stock 4,846 shares at
  December 31, 1997 (liquidation value $1,000
  per share plus accrued dividends)                        ---       5,792,787

 Commitments and contingencies                             ---             ---

Stockholders' Equity (Deficit):
 Preferred stock, $1.00 par value,
 authorized 10,000,000 shares;
  issued and outstanding:
  Series B - 365,000 shares at December 31, 1998
  And 1,445,000 shares at December 31, 1997            365,000       1,445,000
  Series D - 0 shares at December 31, 1998 and
  170,871 shares at December 31, 1997                      ---         265,347
 Common stock, $.01 par value, authorized
  30,000,000 shares; issued and outstanding:
  17,479,327 shares at December 31, 1998 and
  9,403,987 shares at December 31, 1997                174,793          94,040
 Warrants and options                                  630,467         523,984
 Additional paid-in capital                         24,504,556      12,579,920
 Retained (deficit)                                (24,690,485)    (19,427,332)
  Total stockholders' equity (deficit)                 984,331     (4,519,041)

Total Liabilities and
Stockholders' Equity (Deficit)                   $   2,591,589   $  2,613,031



  The Notes to the Financial Statements are an integral part of this statement.


                          NESTOR, INC.
              Consolidated Statements of Operations

                                                        Six Months
                                                          Ended        Year Ended
                           Years Ended December 31,    December 31,     June 30,
                              1998          1997            1996         1996
Revenue:
Software licensing        $ 1,352,071  $  4,390,479   $    526,353  $  2,825,600
 Engineering services         746,007     1,055,459        605,776     2,378,135
 Tangible product sales       143,298       235,138         63,775       257,845

     Total revenue          2,241,376     5,681,076      1,195,904     5,461,580


Operating Expenses:
 Engineering services       2,066,558     1,151,147        922,325     1,833,531
 Tangible product costs        54,010       134,305          8,978        32,189
 Research and development   2,112,746     1,498,181        294,136       823,000
 Selling and marketing      1,831,697     1,986,340        457,281     1,764,585
 General and
   administrative           1,413,340     1,207,088        432,301     1,035,535

     Total operating
      expenses              7,478,351     5,977,061      2,115,021     5,488,840


Loss from operations       (5,236,975)     (295,985)      (919,117)      (27,260)

Other income
(expense) - net               (26,178)       31,321        (16,220)       39,950

Income (loss)
before income taxes        (5,263,153)     (264,664)      (935,337)       12,690

Income taxes                      ---        30,000            ---           ---

Net Income (Loss)         $(5,263,153) $   (294,664)   $  (935,337)  $    12,690


Loss Per Share:
Net Income (Loss)         $(5,263,153) $   (294,664)   $  (935,337)  $    12,690

Dividends accrued on
preferred stock               151,396       447,191        201,094       261,210

Net Loss Available for
 Common Stock             $(5,414,549) $   (741,855)   $(1,136,431)  $  (248,520)

Loss Per Share:
 Basic and diluted        $     (0.36) $      (0.08)   $     (0.13)  $     (0.03)

Shares Used in Computing
Loss Per Share:
 Basic and diluted         15,249,932     9,243,508      8,689,031     7,847,510

The Notes to the Financial Statements are an integral part of this statement.


                          NESTOR, INC.
              Consolidated Statements of Cash Flows

                                                          Six Months
                                                            Ended    Year Ended
                               Years Ended December 31,  December 31, June 30,
                                  1998         1997          1996       1996
Cash flows from operating activities:
 Net income (loss)           $(5,263,153)  $(294,664)  $  (935,337)  $  12,690
  Adjustments to reconcile
  net income (loss)
  to net cash used by
  operating activities:
   Write-down for
    impairment loss              790,641         ---          ---          ---
     Depreciation and
   amortization                  114,810     194,311       45,328      104,559
   Loss on disposal of
    fixed assets                     ---       3,573          ---        4,346
   Expenses charged to
    operations relating to
    options, warrants and
    capital transactions         106,483     161,684       42,500      178,375
   Discount on payment of
    vendor obligation                ---    (100,000)         ---          ---
   Changes in assets and
    liabilities:
     (Increase) decrease in
      accounts receivable         44,464     451,937     (414,839)      67,424
     (Increase) decrease in
      unbilled contract
      revenue                    180,594    (171,858)     155,991      (74,584)
     (Increase) in deferred
      development costs              ---    (210,347)    (364,405)         ---
     (Increase) decrease in
      other assets              (98,649)      41,635      (45,877)     (99,025)
     (Decrease) increase in
      accounts payable
      and accrued expenses      199,750      (63,845)     (83,593)    (568,309)
     (Decrease) increase in
      deferred income            25,804     (361,071)     252,300          796

     Net cash used by
      operating activities   (3,899,256)    (348,645)  (1,347,932)    (373,728)

Cash flows from investing activities:
 Purchase of property and
  equipment                    (132,209)     (88,622)     (71,390)     (57,531)
 Proceeds from the disposal
  of fixed assets                   ---          ---          ---       85,000

   Net cash provided (used)
    By investing activities    (132,209)     (88,622)     (71,390)      27,469

Cash flows from financing activities:
 Repayment of obligations
  under capital leases          (47,246)     (11,913)      (5,338)      (7,924)
 Proceeds from notes
  payable                       250,000          ---          ---      300,000
 Repayment of notes payable    (250,000)         ---          ---          ---
 Rights offering expense            ---          ---          ---     (136,421)
 Redemption of Preferred
  Series D Stock                (41,424)         ---          ---          ---
 Proceeds from issuance
  of common stock - net       4,977,749       96,975      185,800       99,510
 Proceeds from issuance
  of preferred stock - net          ---          ---          ---    1,651,823
 Payments of dividends
  on preferred stock            (69,070)     (35,613)         ---          ---

   Net cash provided by
    financing activities      4,820,009       49,449      180,462    1,906,988

Net change in cash and
 cash equivalents               788,544     (387,818)  (1,238,860)   1,560,729
Cash and cash equivalents-
 beginning of period            386,639      774,457    2,013,317      452,588

Cash and cash equivalents-
 end of period               $1,175,183   $  386,639   $  774,457  $ 2,013,317

Supplemental cash flows information:
 Interest paid               $   20,350   $    3,598   $    3,227  $     4,372

 Income taxes paid           $   37,500   $     ---    $      ---  $       ---

Significant non-cash transactions are described in Notes 7, 10, 12 and 19



Nestor, Inc. Consolidated Statement of Stockholders' Equity
                               Common Stock            Preferred Stock          Additional       Retained        Stock
                             Shares     Amount        Shares      Amount    Paid-in Capital     (Deficit)       Warrants       Total
Balance at 6/30/95    7,606,710  $ 76,067     2,992,064 $  2,992,064    $ 11,103,449    $(18,210,021)    $375,000    $(3,663,441)
Issuance of
 Common Stock           177,998     1,780           ---          ---         175,928             ---          ---        177,708
Issuance of
 Preferred Stock            ---       ---       210,549      315,824        (10,000)             ---          ---        305,824
Conversion of
 Preferred Stock
 to Common Stock        490,878     4,909      (490,878)    (503,817)       498,908              ---          ---            ---
Dividends on
 Preferred Stock
 Series D paid in
 Common Stock             5,355        53           ---          ---          13,495             ---          ---         13,548
Dividends accrued
 on Preferred Stock         ---       ---           ---          ---       (274,819)             ---          ---       (274,819)
Expenses incurred in
 reduction of
 exercise price
 of outstanding
 warrants                   ---       ---           ---          ---         131,250             ---          ---        131,250
Costs incurred in
 connection with
 August 1995
 securities
 registration               ---       ---           ---          ---        (136,421)            ---          ---       (136,421)
Income for the year
 ended June 30, 1996        ---       ---           ---          ---             ---          12,690          ---         12,690
Balance at 6/30/96    8,280,941  $ 82,809     2,711,735 $  2,804,071    $ 11,501,790    $(18,197,331)    $375,000    $(3,433,661)
Issuance of
 Common Stock           190,200     1,902           ---          ---         183,898             ---          ---        185,800
Conversion of
 Preferred Stock to
 Common Stock           445,000     4,450      (445,000)    (447,500)        443,050             ---          ---            ---
Dividends accrued
 on Preferred Stock
 Series D                   ---       ---           ---        9,723          (9,723)            ---          ---            ---
Accretion of value
 of warrants                ---       ---           ---          ---             ---             ---       42,500         42,500
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock            ---       ---           ---          ---       (191,371)             ---          ---       (191,371)
Loss for the six
 months ended
 December 31, 1996          ---       ---           ---          ---            ---         (935,337)         ---       (935,337)
Balance at 12/31/96   8,916,141  $ 89,161     2,266,735 $  2,366,294    $ 11,927,644    $(19,132,668)    $417,500    $(4,332,069)
Issuance of
 Common Stock           279,592     2,796           ---          ---         472,769             ---          ---        475,565
Conversion of
 Preferred Stock to
 Common Stock           198,800     1,988      (198,800)    (203,200)        201,212             ---          ---            ---
Dividends on
 Preferred Stock
 Series D paid in
  Common Stock
   and cash               9,454        95           ---      (18,381)         18,222             ---          ---            (64)
Repurchase of
 Preferred Stock
 Series A                   ---       ---      (452,064)    (452,064)        352,063             ---          ---       (100,001)
Dividend accrued on
 Preferred Stock
 Series D                   ---       ---           ---       17,698        (17,698)             ---          ---            ---
Dividends accrued on
 Redeemable Convertible
 Preferred Stock            ---       ---           ---          ---       (429,492)             ---          ---       (429,492)
Issuance of
 non-qualified options      ---       ---           ---          ---          55,200             ---          ---         55,200
Accretion of value
 of warrants                ---       ---           ---          ---             ---             ---      106,484        106,484
Loss for the
 year ended
 December 31, 1997          ---       ---           ---          ---             ---        (294,664)         ---       (294,664)
Balance at 12/31/97   9,403,987  $ 94,040     1,615,871 $  1,710,347    $ 12,579,920    $(19,427,332)    $523,984    $(4,519,041)
Issuance of
 Common Stock         2,557,104    25,571           ---          ---       5,060,282             ---          ---      5,085,853
Conversion of
 Preferred Stock to
 Common Stock         1,223,255    12,232    (1,223,255)  (1,294,882)      1,282,650             ---          ---            ---
Premium on Conversion
 of Preferred Stock
 Series B to
 Common Stock            19,200       192           ---          ---           (192)             ---          ---            ---
Dividends on
 Preferred Stock
 Series D paid in
 Common Stock
 and cash                 8,889        89           ---     (17,941)          17,827             ---          ---           (25)
Dividend accrued on
 Preferred Stock
 Series D                   ---       ---           ---       8,900           (8,900)            ---          ---            ---
Repurchase of
 Preferred Stock
 Series D                   ---       ---       (27,616)    (41,424)             ---             ---          ---        (41,424)
Conversion of
 Redeemable
 Convertible
 Preferred Stock
 to Common Stock      4,266,892    42,669           ---         ---       5,823,568              ---          ---      5,866,237
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock            ---       ---           ---         ---       (142,496)             ---          ---        (142,496)
Costs incurred in
 connection with
 Redeemable
 Preferred
 conversion and
 TSAI Common
 Stock purchase             ---       ---           ---          ---       (108,103)             ---          ---      (108,103)
Accretion of value
 of warrants                ---       ---           ---          ---             ---             ---      106,483       106,483
Loss for the
 year ended
 December 31, 1998          ---       ---           ---          ---             ---      (5,263,153)         ---    (5,263,153)
Balance at 12/31/98  17,479,327  $174,793       365,000 $    365,000    $ 24,504,556    $(24,690,485)    $630,467    $  984,331

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

          The accompanying financial statements include
the  accounts of Nestor, Inc., Nestor Traffic  Systems,
Inc.  ("NTS"), formerly known as Nestor IS,  Inc.,  and
Nestor  Interactive,  Inc.  ("Interactive").   NTS  and
Interactive   are  wholly  owned  subsidiaries   formed
January  1,  1997.   Effective November  7,  1998,  the
Company  ceased  further investment in the  Interactive
subsidiary.   Any  future marketing or  development  of
Interactive's product has been transferred to Nestor, Inc. All intercompany transactions and balances have been eliminated.

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

           Patent-development  costs  are  expensed  or
capitalized,    as   appropriate.    Amortization    of
capitalized  costs  would be on a  straight-line  basis
over  the  shorter of the estimated economic  life,  or
statutory  life, of the patent.  At December  31,  1998
and 1997, there were no capitalized patent-development costs.

C.   Depreciation and amortization
           Depreciable  assets are  recorded  at  cost.
Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

           Maintenance  and  repairs  are  expensed  as
incurred.    Major   renewals   and   betterments   are
capitalized.

D.   Revenue recognition
           The  Company  derives revenue from  software
licenses  (Initial  License Fees), user  fees  (Monthly
License  fees),  other  postcontract  customer  support
(PCS)  and engineering services.  Postcontract customer
support  includes maintenance agreements.   Engineering
services  range from installation, training, and  basic
consulting  to  modeling,  software  modification   and
customization  to  meet specific  customer  needs.   In
software arrangements that include multiple elements, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

           As  of  January 1, 1998, the Company adopted
AICPA  Statement  of Position 97-2 -  Software  Revenue
Recognition  ("SOP  97-2"),  which  is  effective   for
transactions entered into in 1998. Prior years have not been restated. The most significant impact of SOP
97-2 on the Company's revenue recognition accounting policies is that for contracts with multiple elements, revenue, in some instances, may be recognized later than under past practices. Revenue has been recognized as follows:

Since January 1, 1998:
           Software  Licenses - The Company  recognizes
the   revenue  allocable  to  software  licenses   upon
delivery  of  the  software product to  the  end  user,
unless  the  fee  is  not  fixed  or  determinable   or
collectibility is not probable.  The Company  considers
all  arrangements  with payment terms extending  beyond
twelve months and other arrangements with payment terms
longer than normal not to be fixed or determinable.  If
the  fee  is  not  fixed  or determinable,  revenue  is
recognized  as  payments become due from the  customer.
In   most   situations,  the  Company   considers   its
acceptance  terms  as perfunctory.   Arrangements  that
include   acceptance  terms  that  are  not  considered
perfunctory  are  not recognized until  acceptance  has
occurred.    If   collectibility  is   not   considered
probable,  revenue  is  recognized  when  the  fee   is
collected.  Revenue on arrangements with customers  who
are   not  the  ultimate  users  (distributors,   other
resellers, etc.) is not recognized until the software is delivered to an end user.


Before January 1, 1998:
          Revenue from software licensing is recognized
upon  delivery provided that no significant vendor  and
post-contract  support obligations  remain  outstanding
and  collection of the resulting receivable  is  deemed
probable.   Where there are insignificant post-contract
support obligations and/or warranties remaining at  the
time  of  delivery, the Company recognizes revenue  and
accrues   the   estimated  cost  of   fulfilling   such
obligations or warranties.

           Product returns or exchanges are charged to operations as incurred. Where the Company anticipates significant returns of products sold, the Company establishes an allowance for anticipated returns or exchanges at the time of sale. If customer acceptance is uncertain, revenue is recognized upon approval by the customer.

In all periods:
            Postcontract Customer Support - Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided.

          Software Services - Arrangements that include
software  services  are evaluated to determine  whether
those  services  are essential to the functionality  of
other  elements  of  the  arrangement.   When  software
services  are considered essential, revenue  under  the
arrangement  is  recognized using  contract  accounting
(see  below).   When  the  software  services  are  not
considered essential, the revenue allocable to the software services is recognized as the services are performed.

           Contract Accounting - For arrangements  that
include  customization or modification of the software,
or  where  software  services are otherwise  considered
essential,   revenue  is  recognized   using   contract
accounting.   Revenue from these software  arrangements
is recognized on a percentage-of-completion method with progress-to-completion measured based upon labor costs incurred.

           Training revenue is recognized upon the completion of training sessions with the customer.

           Adoption of SOP 97-2 had an insignificant impact on net loss for the year ended December 31, 1998.

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

H.   Inventory
           Inventory, consisting primarily of  finished
goods, is valued at the lower of cost or market on  the
first-in,  first-out  basis.   Inventories,  valued  at
$231,613  and $144,875 at December 31, 1998  and  1997,
respectively, are included as "Other current assets" on the Consolidated Balance Sheets.

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

K.   Change in Presentation
           In order to conform to the December 31, 1998 presentation, certain balances at December 31, 1997, have been reclassified.


Note 2 -  Comparative Financial Information:
     The following financial information for the six months ended
December 31, 1995 and the year ended December 31, 1996, is unaudited and is being presented for comparative purposes:

                               Year-Ended       Six Months Ended
                           December 31, 1996   December 31, 1995
                              (Unaudited)         (Unaudited)

       Total revenues         $4,508,397         $ 2,149,088
       Loss from operations     (403,741)           (542,385)
       Net loss                 (199,420)           (723,227)
       Net loss per share -
        basic and diluted     $    (0.09)        $     (0.09)


Note 3 -  Income (loss) per share:
      The  Company reports its income (loss) per  share
("EPS")  in  accordance  with  the  provisions  of  the
Financial Accounting Standards Board Statement No. 128,
Earnings Per Share ("FAS 128"). Basic EPS is calculated
by dividing the income available to common stockholders
by   the  weighted  average  number  of  common  shares
outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS has been replaced by "diluted" EPS. Diluted EPS is computed giving effect to common stock equivalents and other dilutive securities, unless the computation results in anti-dilution.



Note 4 - Accounts receivable, net of allowance for doubtful accounts:

                                             December 31,
                                         1998          1997

       Trade accounts receivable       $543,048     $ 711,766
       Allowance for doubtful accounts  (30,300)     (154,554)
       Accounts receivable,
        net of allowance
        for doubtful accounts          $512,748     $ 557,212



Note 5 -  Deferred development costs:
      The Company began, in the quarter ended September
30,  1996,  a  project  to customize  its  PRISM  fraud
detection  system for a customer. For  the  six  months
ended  December  31,  1996, the  Company  had  deferred
$364,000 of costs associated with this project.  During
1997,  an  additional  $211,000  of  such  costs   were
capitalized   in   connection  with   engineering   and
installation of the project. Management believed that these costs, which are subject to a binding contract entered into upon delivery of the software on March 28, 1997, would be fully recovered over the five year term of the aforementioned contract.

      Although  revenue had not yet been  earned  under
this  contract,  the  Company  began  to  amortize  the
related deferred costs in June 1998.  In December  1998
initial contract revenues were recognized.  In view  of
the  level  of revenue generated by this contract,  the
Company  evaluated the carrying value of  the  deferred
contract  costs,  utilizing estimated  future  contract
revenues   and   ongoing   customer   support    costs,
appropriately discounted.  In accordance with FAS 121 -
"Impairment  of Long Lived Assets," the Company  wrote-
down  deferred development costs to $80,000 at December
31,   1998.   The  residual  deferred  costs  will   be
amortized on a straight-line basis over the remaining term of the contract.


Note 6 -  Property and equipment at cost - net:

                                                       Useful Life
                                                       in Years or
                                   December 31,         Lease Term
                                  1998        1997

          Leasehold
           improvements       $      ---  $   22,945    Lease Term
          Office furniture
           and equipment         234,706     199,254      5 - 7
          Leased computer
           equipment under
           capital leases        113,893      46,730         5
          Computer equipment   1,344,244   1,238,913      3 - 5
                              $1,692,843  $1,507,842

          Less:  Accumulated
           depreciation and
           amortization        1,324,318   1,246,379
                              $  368,525  $  261,463

     Depreciation and amortization expense on the above assets of $114,810, $95,682, $45,327, and $104,559 was recorded for the years ended December 31, 1998 and 1997, for the six months ended December 31, 1996, and for the year ended June 30, 1996, respectively.



Note 7 -  Intangible Asset:
      On March 31, 1997, the Company purchased from Cyberiad Software, Inc. ("Cyberiad"), a Rhode Island corporation, substantially all of Cyberiad's assets for use in the Company's Interactive subsidiary product. In this transaction, the Company issued 200,000 shares of its Common stock to Cyberiad and agreed to assume approximately $10,500 of Cyberiad's liabilities. Accordingly, the Company recorded as an intangible asset the excess of its acquisition cost over the fair value of the net liabilities assumed ($394,517) and began to amortize this asset over 36 months. Amortization expense recorded in the year ended December 31, 1997 was $98,629.

      Since the Company has ceased further investment in the Interactive subsidiary (see Note 1) and future realization of the asset is uncertain, the remaining value of this asset was written off in November 1998.


Note 8 -  Accounts payable and accrued expenses:
     Accounts payable and accrued expenses consists of the following:

                                        December 31,
                                      1998         1997

          Trade accounts payable   $  400,900  $  316,670
          Accrued salaries            279,929     333,046
          Other accrued expenses      469,775     271,117

                                   $1,150,604  $  920,833


Note 9 -  Lines of credit:
      On  July  29,  1997 Nestor, Inc. entered  into  a
$200,000 Revolving Line of Credit with a bank. In March
1998, the Line was increased to $500,000. The interest rate was equal to the prime rate plus 1.5%, and the Line was secured by the tangible assets of Nestor, Inc.
The Line was terminated in September 1998.

      On March 25, 1998, TSAI granted the Company a short-term note in contemplation of the TSAI stock purchase (Note 12). This note was surrendered on April
29, 1998. On March 24, 1999, a new Line of Credit was established with TSAI (Note 23).


Note 10 - Redeemable convertible preferred stock:
      On March 31, 1998, the Company and Wand Partners,
owners   of   the  outstanding  redeemable  convertible
preferred  stock,  agreed to modify certain  terms  and
conditions  governing the stock.  Wand Partners  agreed
to  release  the Company from mandatory  redemption  in
exchange  for  the Company's agreement to increase  the
dividend  rate  by one percent per annum  beginning  on
July  1,  2000.   On  April  29,  1998,  Wand  Partners
converted all of its redeemable convertible preferred stock into common stock (see Note 12).

The  Company was originally required to redeem  all  of
the following series of convertible preferred stock  on
or  before August 1, 2004.  Accordingly, this preferred
stock  subject  to mandatory redemption  was  presented
separately outside of permanent stockholders' equity in
the accompanying financial statements.
                                              December 31,
                                            1998         1997
        Series E, par value $1.00
       per  share,  1,444  shares
       outstanding  and  $305,577
       of  accumulated  dividends
       at December 31, 1997.            $   ---    $ 1,749,577

        Series F, par value $1.00
       per   share,  599  shares
       outstanding  and  $95,821
       of  accumulated dividends
       at December 31, 1997.                ---        694,821

        Series G, par value $1.00
       per   share,  777   shares
       outstanding  and  $116,650
       of  accumulated  dividends
       at December 31, 1997.                ---        893,650

        Series H, par value $1.00
       per  share, 2,026  shares
       outstanding and  $428,739
       of  accumulated dividends
       at December 31, 1997.                ---      2,454,739

        TOTAL                            $  ---     $5,792,787



       The   redeemable  convertible  preferred   stock
originally accrued and accumulated dividends  at  rates
of  seven percent on Series E and H and nine percent on
Series  F  and  G, compounded quarterly on  the  stated
value  per  share and such dividends not paid  in  cash
increased  the  stated value.  The  Company  paid  cash
dividends totaling $69,046 in 1998 and $35,613 in  1997
on the redeemable convertible preferred stock.


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

       Series   B   Convertible  Preferred   Stock   is
convertible  into Common Stock of the  Company  at  any
time  on a share-for-share basis.  Series B Convertible
Preferred  Stock  has the same rights with  respect  to
voting  and dividends as the Common Stock, except  that
each share of Series B Convertible Preferred Stock  has
the  right  to receive in liquidation $1.00 before  any
distribution  is made to holders of the  Common  Stock.
The   liquidation  value  of  Series  B  Preferred  was
$365,000,  and  $1,445,000, at December  31,  1998  and
1997, respectively.

In  May 1998, the Company offered Series B stockholders
a  2% conversion premium payable in common stock for  a
share-for-share  conversion of all  shares  held.   The
conversion  offer,  which expired  on  June  26,  1998,
resulted  in  a  premium  of 19,200  common  shares  as
960,000 Series B shares were converted.  The rights and
benefits   of  remaining  Series  B  stockholders   are
unchanged,   including  ongoing   standard   conversion
rights.

       Series   D   Convertible  Preferred  Stock   was
convertible after January 1, 1996 at the option of the holder into one fully paid and non-assessable share of Common Stock of the Company on a share-for-share basis.
The Series D Preferred had the right to receive annual dividends at the rate of seven percent (7%) of the stated value per share ($1.50), paid in cash or in shares of Common Stock at the option of the Company.
On June 30, 1997, the Company paid stock dividends on the Series D Preferred totaling $18,381. The Company had the right, after June 1, 1996, to redeem in cash the Series D Preferred, in whole or in part from time to time, at the stated value per share plus accrued dividends. The liquidation value of Series D Preferred was $265,347 at December 31, 1997.

The  Company issued a redemption call in May  1998  for
all  of the outstanding Series D shares at a redemption
price of $1.50 plus unpaid dividends payable as of June
30,  1998.   Stockholders had the option of  converting
into   common   shares  under  the   Preferred   Shares
Agreement.  After paying dividends of $17,941  on  June
30,  1998,  the  Company reclassified  the  unconverted
Series D balance to accounts payable and accrued expenses where $36,349 remains unpaid at December 31, 1998.




Note 12-  Common Stock:

      On  April  29,  1998, Nestor sold to  Transaction
Systems Architects, Inc.  ("TSAI") $5 million of  newly
issued  common stock at a price of $2 per share  and  a
warrant to purchase an additional 2.5 million shares at
$3 per share expiring March 1, 2002.  Proceeds from the
sale consisted of $4.5 million in cash and surrender of
a  $500,000  note owed to TSAI.  Concurrent  with  this
transaction,  Wand Partners converted its $5.8  million
of  redeemable  convertible preferred stock  (Note  10)
into common stock.

      Additionally,  a  conversion offer  to  Series  B
Preferred  stockholders and call on Series D  preferred
shares,   resulted  in  979,200  and  143,155   shares,
respectively, of common stock issued as of June 30, 1998 (Note 11).


Note 13-  Options and warrants:

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

      On  October  23,  1998, the  Company's  Board  of
Directors  approved a repricing of the Company's  Stock
Option  Plan.  The price of the new options was $.6875,
the  closing  price on October 23, 1998.  Options  were
exchanged at equal value using the Black-Scholes  model
and  acceptance of the repricing offer was optional  on
the   part  of  the  employee.   Employees  surrendered
543,500  options for repricing and the Company  granted
254,085 repriced options in accordance with this offer.
The effect of this repricing is reflected in the tables below.

      The following table presents the activity of  the
Company's  Stock  Option  Plan  for  the  years   ended
December  31,  1998 and 1997, for the six months  ended
December  31, 1996 and for the fiscal year  ended  June
30, 1996:

                                                             Six Months Ended       Year Ended
                           Years Ended December 31,             December 31,         June 30,
                           1998               1997                  1996               1996

                          Weighted            Weighted            Weighted            Weighted
                          Av. Ex.             Av. Ex.             Av. Ex.             Av. Ex.
                     Shares    Price     Shares    Price      Shares    Price     Shares    Price
 Outstanding
  beginning
  of year            2,214,000   1.58    1,781,500   1.50    1,356,000   1.03    1,399,000  1.80
 Granted               454,124    .99      484,000   1.81      612,000   2.38    1,406,000  1.04
 Exercised              31,250   1.09       46,875   1.00      186,500   0.98      100,500  1.09
 Canceled            1,057,750   1.88        4,625   1.67          ---    ---    1,348,500  1.83
 Outstanding
  end of year        1,579,124   1.22    2,214,000   1.58    1,781,500   1.50    1,356,000  1.03

 Options
 exercisable
 at year end         1,102,846   1.22    1,470,250   1.39    1,101,875   1.22    1,023,500  1.00

 Weighted average
  Fair value of
  Options granted
  During the year   $     0.71          $     1.44

      The   following  table presents weighted  average
price and life information about significant option groups outstanding at December 31, 1998.

                               Options Outstanding              Options Exercisable
                                      Weighted
                                      Average      Weighted                  Weighted
                        Number       Remaining     Average      Number       Averaged
       Range of      Outstanding    Contractual    Exercise  Exercisable   Exercisable
   Exercise Prices   at 12/31/98    Life (Years)     Price   at 12/31/98      Price
  $   .87-  $1.00    1,086,374         2.79         $0.90      816,034       $0.97
  $  1.50-  $2.00      288,250         3.48          1.55      160,688        1.55
  $  2.09-  $2.44      143,000         3.03          2.26       88,250        2.27
  $  2.81-  $2.94       61,500         3.20          2.76       37,875        2.81
                     1,579,124         2.96         $1.22    1,102,846       $1.22

      The following are the pro forma net loss and  net
loss  per  share for the years ended December 31,  1998
and  1997, for the six months ended December 31,  1996,
and  for  the  year  ended June 30,  1996,  as  if  the
compensation  cost  for  the  option  plan   had   been
determined based on the fair value at the grant date for grants in those periods and reflected in the financial statements:

                                Year Ended                     Year Ended                Six Months Ended                Year Ended
                            December 31, 1998              December 31, 1997            December 31, 1996              June 30, 1996
               As Reported    Pro Forma      As Reported     Pro Forma    As Reported     Pro Forma     As Reported   Pro Forma
Net Income
(loss)       $(5,263,153)   $(4,710,218)     $(294,664)   $  (876,280)     $(935,337)   $(1,277,841)     $   12,690   $(633,262)
Net (loss)
per share    $     (0.36)   $     (0.32)     $   (0.08)   $     (0.14)     $   (0.13)   $     (0.17)     $   (0.03)   $    (0.11)

      The effects on the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, pro forma loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years because additional options will vest subsequent to December 31, 1998 and the Company expects to grant additional options in future years. Because FAS No.
123 is first applicable to the Company's fiscal year ended June 30, 1996, the full effects on pro forma earnings will not be felt until 1998.

      The fair value of each option grant was estimated
using  the Black-Scholes model with risk-free  interest
rates  on  the date of grant that ranged from  4.3%  to
6.8%.    The  Company  has  never  declared  nor   paid
dividends on its common stock and does not expect to in the foreseeable future. The volatility factor of the expected market price of the Company's common stock used in estimating the fair value of the grants was
 .815 and the expected life of the options was estimated as five years.

      The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities.
The following table presents warrants outstanding:

                                   Dec. 31, 1998   Dec. 31, 1997   Dec. 31, 1996
  Officers                                  ---             ---         10,000
  Others                              5,000,580       2,709,089      2,826,239

  Eligible, End of Year for Exercise
    Currently                         5,000,580       2,709,089      2,836,239

  Warrants issued                     2,500,000             ---            ---
    Low exercise price               $     3.00     $       ---    $       ---
    High exercise price              $     3.00     $       ---    $       ---

      The warrants outstanding as of December 31, 1998, are currently exercisable and expire at various dates through October 5, 2005. The outstanding warrants entitle the owner to purchase one share of Common Stock for each warrant, at prices ranging from $0.65 to $3.00 per share.

      During the year ended June 30, 1996, the exercise
price  of  1,000,000 warrants issued in the prior  year
was reduced from $1.50 to $.65.  The maximum cumulative
expense to be recorded by the Company upon exercise  of
these  warrants  will be $850,000.  During  the  period
ended  December 31, 1996, the Company began  recording,
on  a  prorated  basis, the maximum  expense  over  the
remaining  life  of  the  warrants.   Accordingly,  the
Company recognized expenses totaling $106,000, $106,000 and $42,000 for the years and six months ended December
31, 1998, 1997 and 1996, respectively.

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

Note 14 - Segment Information:

     A.   Description of reportable segments
           Nestor,  Inc. has three reportable segments:
Financial  Solutions,  Traffic  Systems  and   Internet
products.   While  the  Company  always  differentiated
these  segments  internally, on  January  1,  1997  the
latter  two  were  separated  from  Nestor,  Inc.  into
distinct  subsidiaries (see Note 1), leaving  Financial
Solutions  within the parent company.   The  reportable
segments  are  each  managed  separately  because  they
design, develop, market and support different products.
The  Financial  Solutions division produces  and  sells
credit  and  debit  card fraud detection  products  and
database  marketing products to financial  institutions
and  processors of financial data.  The Traffic Systems
segment  provides  remote traffic management  products,
mainly   to   municipalities  and  universities.    The
Company's   Internet  segment  was   engaged   in   the
development of an internet commerce solution.

B. Measurement of segment profit or loss and segment assets The Company evaluates performance based on profit or
loss   from   operations  before  income  taxes.    The
accounting policies of the reportable segments are the same as those described in Note 1.

C.   Segment profit or loss and segment assets
All revenues are from external customers.  There are no
intercompany   sales.    The   "All   Other"   category
represents  general  corporate activity.   "All  Other"
revenues consist primarily of royalties (Note 20) and, in 1997, include $480,000 relating to the termination of a license agreement (Note 19). Segment information for the year ended June 30, 1996 has not been presented because the Company did not account for the segments separately at that time.

                     Financial     Traffic                   All
                     Solutions     Systems     Internet      Other      Totals
 Year Ended
 Dec. 31, 1998:
 Revenues          $ 1,931,000  $  235,000  $    44,000   $  31,000  $ 2,241,000
 Depreciation and
  amortization
  expense              548,000      25,000      309,000      23,000      905,000
 Segment profit
  (loss)           (1,954,000)  (1,933,000)  (1,383,000)      7,000  (5,263,000)
 Segment assets        788,000     318,000       46,000   1,440,000    2,592,000
 Expenditures for
  long-lived
  assets                29,000      37,000        8,000      58,000      132,000

 Year Ended
 Dec. 31, 1997:
 Revenues          $ 4,752,000  $  328,000  $       ---   $ 601,000  $ 5,681,000
 Depreciation and
   amortization
   expense              50,000      19,000      106,000      19,000      194,000
 Segment profit
  (loss)             1,300,000  (1,492,000)    (784,000)    711,000    (265,000)
 Segment assets      1,520,000     225,000      355,000     513,000    2,613,000
 Expenditures for
  long-lived
  assets                42,000      14,000       31,000       2,000       89,000

 Six Months Ended
 Dec. 31, 1996:
 Revenues          $   776,000  $  335,000  $       ---   $  85,000  $ 1,196,000
 Depreciation and
  amortization
   expense              23,000       8,000        1,000      13,000       45,000
 Segment profit
  (loss)              (194,000)   (638,000)    (214,000)    111,000     (935,000)
 Segment assets      1,722,000     182,000       11,000     903,000    2,818,000
 Expenditures for
  long-lived
  assets                31,000      23,000        8,000       9,000       71,000




D.   Geographic Information
      Revenues are attributed to countries based on the
location  of  customers.   All  long-lived  assets  are
located in the Unites States.

                                                Six Months Ended    Year Ended
                     Years Ended December 31,     December 31,        June 30,
                        1998           1997            1996             1996
      U.S.A.      $   1,918,951  $   3,391,825   $    1,085,050   $  4,071,781
      France                ---  $     480,899   $       30,000   $     65,085
      Belgium           212,097        903,662           42,000        727,375
      Germany            17,460            ---              ---        173,877
      Japan              55,333        531,590           14,094         36,424
      Canada             27,000        223,000              ---         41,710
      Singapore          10,535            ---              ---         65,530
      All other
       countries            ---        150,100           24,760        279,798
                  $   2,241,376  $   5,681,076   $    1,195,904   $  5,461,580

E.   Revenues from Major Customers
All  revenues presented are derived from the  Company's
Financial  Solutions  segment  with  the  exception  of
Customers E and H, which relate to the Traffic  Systems
segment  and  the  "All  Other  Category"  (Note   20),
respectively.

                                           Six Months Ended  Year Ended
                Years Ended December 31,     December 31,     June 30,
                  1998           1997             1996            1996
      Customer A  $     620,732  $   2,216,375   $          ---   $        ---
      Customer B            ---        903,662              ---        727,375
      Customer C        445,115            ---          215,400            ---
      Customer D        302,979            ---          153,750            ---
      Customer E            ---            ---          225,994            ---
      Customer F            ---            ---          185,000            ---
      Customer G            ---            ---          132,382            ---
      Customer H            ---            ---              ---      1,614,510




Note 15- Other income (expense) - net:
       Other income (expense) as reflected in the consolidated statements of operations consists of the following:

                                                  Six Months      Year
                                                    Ended         Ended
                      Years Ended December 31,    December 31,   June 30,
                          1998          1997         1996         1996
 Interest expense     $ (20,350)    $  (3,598)   $  (3,227)    $ (51,574)

 Expense relating
  to financing
  operations           (106,483)     (106,484)     (42,500)     (131,250)

 Net gain on sale of
  tangible and
  intangible assets
  (See Note 20)             ---           ---          ---       213,185

 Other - net            100,655       141,403       29,507         9,589

 Other Income
  (Expense) - Net     $ (26,178)    $  31,321   $  (16,220)    $  39,950


Note 16-  Income taxes:
        The Company accounts for income taxes using the
deferred  liability  method as  required  by  Financial
Accounting   Standards   Board   Statement   No.   109,
Accounting for Income Taxes. Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

        The components of the provision (benefit) for income taxes are:

                                 December 31,  December 31,
                                      1998          1997

       Current:
       Federal                  $    ---         $ 30,000
       State                         ---              ---

       Deferred:
       Federal                       ---              ---
       State                         ---              ---
                                     ---              ---

       Total Income Taxes       $    ---         $ 30,000

       Significant  components  of  the  Company's  deferred  tax liabilities  and assets as of December 31, 1998  and  1997 are as follows:

                                   December 31,     December 31,
                                       1998             1997
 Deferred tax liabilities:
    Deferred development costs     $    32,000      $       ---
    Accrued expenses                       ---           43,000
  Total deferred tax liabilities   $    32,000           43,000

 Deferred tax assets:
   Accounts receivable                  12,000           62,000
   Accrued expenses                    246,000          205,000
   Deferred income                      16,000           60,000
   Tax credits                          17,000           30,000
   Net Operating Loss                8,619,000        6,563,000
 Total deferred tax assets           8,910,000        6,920,000

 Valuation allowance                (8,878,000)      (6,877,000)
 Net deferred tax assets                32,000           43,000
 Net Deferred Tax Balance          $       ---      $       ---

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

       A  reconciliation  of the provision  for  income
taxes   to  the  amount  computed  using  the   Federal
statutory tax rates consists of the following:

                                                Six
          Months                                Year
                                               Ended      Ended
                                 Years Ended Dec. 31,
          Dec. 31,  June 30,
                                      1998       1997      1996
          1996
Income (Loss)
Before Taxes         $(5,263,000)    $(265,000)     $ (935,000)    $ 13,000

Tax at statutory
rate of 34%          $(1,789,000)    $(101,000)     $ (303,000)    $  4,000

State income tax
(net of
 federal benefit)       (313,000)      (19,000)        (53,000)       1,000

Effect of permanent
differences              101,000       (36,000)          3,000        7,000

Valuation Allowance    2,001,000       186,000         353,000      (12,000)

Income Tax Expense   $       ---     $  30,000      $      ---    $     ---


     The Company and its subsidiaries have available at December 31, 1998, $23,290,000 and $11,792,000 of net
operating loss carryforwards for federal and state purposes, respectively. These loss carryforwards may be applied against future taxable income and begin to expire in 1999.


Note 17-  Related party transactions:
     Herbert S. Meeker, a director of the Company, is a
partner  in the law firm of Baer, Marks & Upham,  which
the  Company  uses for legal services.  For  the  years
ended  December 31, 1998 and 1997, the six months ended
December  31,  1996, and for the year  ended  June  30,
1996, the Company recorded an expense for Baer, Marks &
Upham   of   $15,600,  $14,400,  $7,200  and   $14,440,
respectively. Included in Accounts payable and accrued expenses at December 31, 1998 and 1997, are $6,726 and $4,325, respectively, due Baer, Marks & Upham.

      Bruce W. Schnitzer, who became a director of  the
Company  in August 1994, is Chairman of Wand  Partners,
Inc.,  a private investment firm that the Company  uses
for   management  consulting.   For  the  years   ended
December  31,  1998  and 1997,  the  six  months  ended
December  31,  1996, and for the year  ended  June  30,
1996,   the  Company  recorded  an  expense  for   Wand
Partners,  Inc.  of   $47,770,  $49,479,  $25,060   and
$46,076, respectively.  During 1997 the Company granted
Mr. Schnitzer, as a director of the Company, a non-qualified stock option for a total of 5,000 shares and recognized an expense of $6,900. Additionally, during 1998 and 1997, the Company paid Wand Partners dividends totaling $69,046 and $35,613, respectively, on the redeemable preferred stock held by Wand. Included in Accounts payable and accrued expenses at December 31, 1998 and 1997 are $63,738 and $23,301, respectively, due Wand Partners, Inc.

      Thomas F. Hill, who became a director of the Company in August 1994, is President of Thomas F. Hill,
Inc., a consulting firm that the Company uses for marketing consulting. During 1997 the Company granted
Mr. Hill, as a director of the Company, a non-qualified stock option for a total of 5,000 shares and recognized an expense of $6,900.

      Thomas  D. Halket, who became an officer  of  the
Company  in January 1993, is a partner in the law  firm
of  Halket  & Pitegoff LLP, which the Company  uses  as
outside counsel.  For the years ended December 31, 1998
and  1997, the six months ended December 31, 1996,  and
for  the year ended June 30, 1996, the Company recorded
an  expense  for  Halket  & Pitegoff  LLP  of  $80,039,
$100,961,    $65,425,   and   $144,176,   respectively.
Included  in  Accounts payable and accrued expenses  at
December  31,  1998  and  1997  are  $8,328  and   $67,
respectively, due Halket & Pitegoff LLP.

      During 1997 the Company issued non-qualified options to Mr. Sam Albert, Dr. Leon Cooper,
Dr. Charles Elbaum, and Mr. Jeffrey Harvey as directors of the Company. Each option was for 5,000 shares and the Company recognized an expense of $27,600.

      During  1998, TSAI, the parent company of Applied
Communications,  Inc.  (ACI),  became   a   significant
shareholder  of the Company (Note 12).   For  the  year
ended  December 31, 1998, the Company recorded revenues
of  $620,730 from ACI.  At December 31, 1998,  accounts
receivable included $157,808 due from ACI and  unbilled
was  $52,934.   Also  at December  31,  1998,  deferred
income  included  $237,500 from ACI.   Further  related
party transactions with TSAI are discussed in Notes 9, 13 and 23.


Note 18-  Commitments and contingencies:
      The  Company  leases a facility in  Rhode  Island
under  an  operating  lease dated  April  1,  1998,  as
amended.   This  lease provides for annual  rentals  of
$195,000  through  March 2001, $201,500  through  March
2002, and $208,000 through March 2003.

      Rent  expense of $193,953, $188,936, $47,989  and
$171,928 was charged to operations for the years  ended
December  31,  1998 and 1997, for the six months  ended
December 31, 1996 and for the year ended June 30, 1996, respectively.

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

The  Company  had placed purchase orders, including  an
end-of-life   order,  totaling  $877,500   with   Intel
Corporation  for  a  supply of the  Ni1000  Recognition
Accelerator Chips. During January 1999, the Company took delivery of $195,000 of the chips and cancelled the remaining order of $682,500 since the current demand for the product no longer warranted such a purchase and future third-party hardware is expected to provide adequate capacity to operate the Company's software.

The  Company entered into an agreement on September 25,
1997, for the modification of one of the components  of
the TrafficVision product.  Nestor agreed to pay Zeller
Research,  Ltd. $75,000 (of which $30,000 was  paid  in
1998)   for  engineering,  which  is  expected  to   be
completed in 1999, and to purchase 100 units of the modified component at a total cost of up to $53,000.

The aggregate minimum payments due over the remaining term of the above agreements is as follows:

               December 31, 1999   $   528,000
               December 31, 2000       235,000
               December 31, 2001       239,875
               December 31, 2002       246,375
               December 31, 2003        92,000
               Thereafter               40,000
                                   $ 1,381,250


Note 19-  Termination of license agreement:
       In  December  1994,  Sligos  agreed  to  convert
$200,000 of its prepayment into equity and the  Company
agreed to refund to Sligos its prepayments of royalties
and  engineering fees under its license agreement  with
the  Company,  which was dated October  16,  1990.   At
December  31, 1996, such long-term portion of  deferred
income  remaining on the books of the Company  amounted
to  $430,899 after giving effect to the application  of
$200,000  of deferred income to the purchase by  Sligos
of  100,000 shares of Series A Preferred Stock, $30,000
refunded   by   the   Company  to   Sligos,   and   the
reclassification   of   $275,000   to   Other   current
liabilities.

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


Note 20- Significant transactions:
      On  June  11, 1996, the Company entered  into  an
exclusive  Licensing Agreement and  an  Asset  Purchase
Agreement  with National Computer Systems,  Inc.  (NCS)
transferring the development, production, and marketing
rights   of   the   Company's   Intelligent   Character
Recognition   (ICR)  products  to  NCS.   The   Company
received  $1,400,000 as an initial license fee pursuant
to  the  Licensing  Agreement, and  has  the  right  to
receive  royalties on future sales of the  products  by
NCS.   The minimum annual royalty to maintain exclusive
rights  was  $160,000 and $200,000 for the years  ended
June  30,  1997 and 1998, respectively.  NCS  lost  its
exclusive  rights under the contract on June  30,  1998
upon  failure  to  meet  minimum  royalty  obligations.
Royalties are computed as 10% of the ICR product sales.
The Company recognized $32,000 and $120,000 of revenue under this license agreement in calendar 1998 and 1997.
The initial license fee was included in software licensing revenue in the year-ended June 30, 1996.

      The Asset Purchase Agreement transferred tangible and intangible assets used exclusively in the ICR business to NCS for $300,000. The net gain on the sale of these assets was recognized as Other income in the year-ended June 30, 1996.


Note 21-  New accounting standards:
Comprehensive  Income:  In 1998,  the  Company  adopted
Financial    Accounting   Standard   130,    "Reporting
Comprehensive   Income"    ("FAS   130").    FAS    130
establishes new rules for the reporting and display of comprehensive income and its components; however, the Company's comprehensive income does not differ from net income. Therefore, adoption of this Statement has had no impact on the Company's results of operations.

Segment  Reporting:  Effective December 31,  1998,  the
Company  adopted  the  Financial  Accounting  Standards
Board's  Statement  of Accounting  Standards  No.  131,
"Disclosures  About  Segments  of  an  Enterprise   and
Related Information" ("Statement 131").  Statement  131
superseded  FASB Statement No. 14, Financial  Reporting
for  Segments of a Business Enterprise.  Statement  131
establishes standards for the way that public  business
enterprises report information about operating segments
in  annual financial statements and requires that those
enterprises report selected information about operating
segments  in interim financial reports.  Statement  131
also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did require the disclosure of segment information. See
Note 14.

Note 22-  Litigation:
      On October 6, 1998, HNC Software Corp. ("HNC"), a
significant competitor of the Company's in the field of
Financial Services, claimed rights to a patent entitled
"Fraud  Detection Using Predictive Modeling" and  began
advising  prospective customers of the Company  of  the
patent.    Upon  review  of  the  claimed  patent   and
consideration  of  prior  actions  taken  by  HNC,  the
Company initiated a lawsuit to protect its interest  in
the  marketplace.  The suit, filed in the United States
District Court in Providence, RI on November 25,  1998,
makes numerous claims including violation of Sections 1
and  2 of the Sherman Act (antitrust), violation of the
Rhode  Island  Antitrust  Act, patent  invalidity,  and
infringement  of  Nestor's  patents.   The  suit  seeks
various  damages,  including lost  profits  and  treble
damages.   Costs  associated with the  suit  are  being
expensed as incurred. Although the Company believes that it will prevail, there can be no assurance as to the outcome of this suit, or any potential countersuit.
Any conclusion of this litigation in a manner adverse to the Company may have an adverse effect on its future financial condition and results of operations.


Note 23- Subsequent Events:
      On  March  24, 1999, the Company entered  into  a
$1,000,000  Line  of Credit agreement with  Transaction
Systems  Architect, Inc. ("TSAI").  The loan is secured
by  the  royalty stream and other fees produced by  the
Company's  License  Agreements with Financial  Services
Division  customers.   Principal payments  are  due  in
twelve  equal  installments beginning  March  1,  2001.
Interest  on  the loan is based on the  prime  interest
rate  plus 1% and payments are due quarterly in arrears
beginning  July 10, 1999. The line may  be  reduced  to
$500,000  if  the Company's equity becomes negative  or
increased   up  to  $4,000,000  if  certain   financial
requirements are attained.

     On March 25, 1999, Nestor Traffic Systems, Inc., a
subsidiary  of  the Company, sold a 37.5%  common-stock
interest to a private group of investors for $2,350,000
in cash and issued an option for an additional 17.5% of
its  common  stock for $1,750,000.  The investor  group
includes  three  officers  of  the  Company   and   the
subsidiary,  who in the aggregate contributed  $600,000
of the initial cash invested on the same basis as third-
party  investors.  The option expires  on  January  31,
2000.   The proceeds will be used by the subsidiary  to
fund  traffic-system product development and  marketing
efforts  in  1999.   In addition, to  the  extent  that
facility and administrative services of the Company are
used  by  the  subsidiary, reimbursement  of  allocated
costs   will  be  provided.   The  subsidiary  has   an
exclusive  license  from  the  Company  to  apply   the
Company's proprietary technologies in the area of traffic-management systems. The license provides for royalties to the Company of 5% of related revenues, net of direct cost of third party goods sold, in 2000 and 10% in 2001 and beyond.




                          NESTOR, INC.                   Part IV
                                                         Item 14
                                                     Schedule II

           CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     Addition
                     Balance at                 Charged to  Deductions Balance at
                     Beginning      Charged to    Other        from       End
 Description         of Period       Expense     Accounts    Reserve   of Period
Allowances deducted
 from accounts
 receivable:

Year ended
 June 30, 1996       $ 57,976     $  120,656    $   ---    $(12,923)   $165,709

Six months
 ended
 Dec. 31, 1996       $165,709    $    38,888    $   ---    $(59,362)   $145,235

Year Ended
Dec. 31, 1997        $145,235     $   80,495    $   ---    $(71,176)   $154,554

Year ended
Dec. 31, 1998        $154,554     $   40,081    $   ---   $(163,450)  $  30,300


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

          Schedule II:  Valuation and Qualifying Accounts and Reserves

              All  other schedules are omitted  because
          such information
             is not applicable
              (2)  Exhibits numbered in accordance with Item  601
          of Regulation S-K.





 (See Exhibit Index)


          Exhibits filed herewith:
          (None)
               (b)  Reports on Form 8-K:

                On  April 8, 1997, the Corporation filed with the
          Securities and Exchange Commission a current report on Form 8-K dated March 28, 1997 is hereby incorporated by reference.

                On April 10, 1997, the Corporation filed with the
          Securities and Exchange Commission a current report on Form 8-K dated March 31, 1997 is hereby incorporated by reference.

                On April 30, 1997, the Corporation filed with the
          Securities and Exchange Commission a current report on Form 8-K dated April 18, 1997 is hereby incorporated by reference.

                On  May  7, 1997, the Corporation filed with  the
          Securities and Exchange Commission a current report on Form 8-K dated May 6, 1997 is hereby incorporated by reference.

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

                 10.7  Employment Agreement dated as of September
                 15,  1988  between the Company  and  Douglas  L.
                 Reilly filed as an Exhibit to the 1989 Form  10-
                 K is hereby incorporated by reference.

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

                 10.12      NestorWriterT License and Development
                 Agreement  dated September 11, 1991 between  the
                 Company and Poqet Computer Corporation.

                 10.13        License   Agreement   for   Product
                 Development  and  Marketing  dated  October  30,
                 1990 between the Company and Lyonnaise des Eaux-
                 Dumez.

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

                 21    Nestor IS, Inc., a wholly-owned subsidiary
                 of Nestor, Inc. incorporated January 1, 1997, doing business as Nestor Intelligent Sensors.

                 21.1 Nestor Interactive, Inc. a wholly-owned subsidiary of Nestor, Inc. incorporated January
                 1, 1997

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

                 10.33 Asset Acquisition Purchase Agreement dated March 31, 1997 among Nestor Interactive, Inc., Cyberiad Software, Inc., Christopher L. Scofield and Jeffrey Pflum filed as an Exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, is hereby incorporated by reference.

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

                 27    Financial data schedule for the year ended
                 December 31, 1998.