Form 10-Q
period 1999-03-31
NESTOR INC
filed 1999-05-12
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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


                Yes  X              No _________


    Common stock, par value .01 per share:  17,499,327 shares
                outstanding as of March 31, 1999





                          NESTOR, INC.

                            FORM 10 Q
                         March 31, 1999

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Balance Sheets
       March 31, 1999 (Unaudited) and December 31, 1998

       Consolidated Statements of Operations (Unaudited)
       Three Months Ended March 31, 1999 and 1998

       Consolidated  Statements of Cash Flows (Unaudited)
       Three Months Ended March 31, 1999 and 1998

       Notes to Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosure of Market Risk



PART 2    OTHER INFORMATION




                          Nestor, Inc.
                   Consolidated Balance Sheets


                                    March 31, 1999 Dec. 31, 1998
                                     (Unaudited)
Current assets:
 Cash and cash equivalents            $  2,587,752  $  1,175,183
 Accounts receivable, net of
   allowance for doubtful accounts         772,241       512,748
 Unbilled contract revenue                 325,246       118,209
 Inventory                                 461,526       231,613
 Other current assets                      134,893        98,348
     Total current assets                4,281,658     2,136,101

Noncurrent assets:
 Property and equipment at cost -
   net of accumulated depreciation         342,651       368,525
 Deferred development costs                 74,000        80,000
 Other assets                                5,783         6,963

Total Assets                          $  4,704,092  $  2,591,589



Liabilities and Stockholders' Equity


Current liabilities:
 Accounts payable and
   other current liabilities          $  1,264,073  $  1,150,604
 Deferred income                           235,123       434,036
     Total current liabilities           1,499,196     1,584,640

Noncurrent liabilities:
 Long term obligations
   under capital leases                     15,034        22,618
     Total liabilities                   1,514,230     1,607,258

Minority interest                          710,512           ---

Stockholders' equity:
Preferred Stock Series B, $1.00
  par value, authorized
  10,000,000 shares; Issued and
  outstanding 345,000 shares
 at March 31, 1999 and 365,000
  shares at December 31, 1998
 (liquidation value $1.00
  per share)                               345,000       365,000
Common Stock, $.01 par value,
  authorized 30,000,000 shares;
 Issued and outstanding 17,499,327
  shares at March 31, 1999 and
 17,479,327 shares at December 31,
  1998                                     174,993       174,793
Warrants and options                       657,088       630,467
Additional paid-in capital              25,976,114    24,504,556
Retained deficit                       (24,673,845)  (24,690,485)
   Total stockholders' equity            2,479,350       984,331

Total Liabilities and
 Stockholders' Equity                 $  4,704,092  $  2,591,589


  The Notes to the Financial Statements are an integral part of this statement.




                          Nestor, Inc.
              Consolidated Statements of Operations
                           (Unaudited)

                                            Quarter Ending
                                    March 31, 1999 March 31, 1998
Revenues:
   Software licensing                $ 1,198,526    $    543,841
   Engineering services                  205,952         308,308
   Tangible product sales                 36,690          79,666
      Total revenues                   1,441,168         931,815

Operating Expenses:
   Engineering services                  315,215         439,194
   Tangible product sales                 10,753          34,306
   Research and development              498,719         444,108
   Selling and marketing expenses        443,625         420,085
   General and administrative
     expenses                            320,891         295,772
      Total operating expenses         1,589,203       1,633,465

Loss from operations                    (148,035)       (701,650)

Other expense                            (23,056)        (29,683)

Loss for the period before
  income taxes and minority interest    (171,091)       (731,333)

Income taxes                                 ---           7,500

Minority interest in loss
  of subsidiary                          187,731             ---

Net Income (Loss) for the period     $    16,640    $   (738,833)




Income (Loss) Per Share:
   Net Income (Loss) for
    the Period                       $    16,640    $   (738,833)
   Dividends accrued on
     preferred stock                         ---         113,801

   Income (Loss) Applicable
     to Common Stock                 $    16,640    $   (852,634)

   Income (Loss) Per Share:
      Basic and diluted              $      0.00    $      (0.09)

   Shares Used in Computing Income
     (Loss) Per Share:
      Basic and diluted               17,844,327       9,438,987




  The Notes to the Financial Statements are an integral part of this statement.




                          Nestor, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                              Quarter Ending
                                           3/31/99     3/31/98

Cash flows from operating activities:
 Net income (loss)                      $    16,640   $ (738,833)
  Adjustments to reconcile
   net income (loss) to net cash
   used by operating activities:
     Depreciation and amortization           42,688       60,489
     Expenses charged to operations
      relating to options, warrants
      and capital transactions               26,621       26,621
     Minority interest in
      loss of subsidiary                   (187,731)         ---
     Changes in assets and liabilities:
      (Increase) decrease
       in accounts receivable              (259,493)     161,983
      (Increase) in unbilled
       contract revenue                    (207,037)    (365,305)
      (Increase) decrease in inventory     (229,913)       5,083
      (Increase) in other assets            (35,365)     (42,327)
      Increase in accounts payable
       and other current liabilities        118,683      337,722
      Increase (decrease) in
       deferred income                     (198,913)     104,853

      Net cash used by
       operating activities                (913,820)    (449,714)

Cash flows from investing activities:
 Purchase of property and equipment         (10,814)     (10,000)
      Net cash used by
       investing activities                 (10,814)     (10,000)

Cash flows from financing activities:
 Repayment of obligations
  under capital leases                      (12,797)     (13,352)
 Proceeds from line of credit                   ---      250,000
 Proceeds from issuance of
  common stock                                  ---        4,395
 Proceeds from issuance of
  common stock by subsidiary              2,350,000          ---
 Payment of dividends on
  preferred stock                               ---      (35,865)
      Net cash provided by
       financing activities               2,337,203      205,178

 Net change in cash and
  cash equivalents                        1,412,569     (254,536)

 Cash and cash equivalents -
  beginning of period                     1,175,183      386,639

 Cash and cash equivalents -
  end of period                         $ 2,587,752   $  132,103

Supplemental cash flows information
 Interest paid                          $     4,636   $    4,969

 Income taxes paid                      $       ---   $   30,000


  The Notes to the Financial Statements are an integral part of this statement.





                          Nestor, Inc.
           Notes to Consolidated Financial Statements
                           (Unaudited)
                         March 31, 1999


Note 1 -    Basis of Presentation:

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

       The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For   further   information,  refer  to  the  consolidated
       financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

       The accompanying financial statements include the accounts of Nestor, Inc., Nestor Traffic Systems, Inc. ("NTS"), and Nestor Interactive, Inc. ("Interactive"). NTS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries of Nestor, Inc. On March 25, 1999, NTS sold a 37.5% common stock interest to a group of private investors (see Note 2). The subsidiaries are consolidated in the accompanying financial statements. All intercompany transactions and balances have been eliminated.

Note 2 -    Significant Events:

       On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems
       Architect, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. At March 31, 1999 there were no borrowings against this line of credit.

       On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common-stock interest to a private group of investors for $2,350,000 in cash and issued an option for an additional 17.5% of its common stock for $1,750,000. The investor group includes three officers of the Company and the subsidiary, who in the aggregate contributed $600,000 of the initial cash invested, on the same basis as third-party investors. The option expires on January 31, 2000. The proceeds will be used by the subsidiary to fund traffic-system product development and marketing efforts in 1999. In addition, to the extent that facility and administrative services of the Company are used by the subsidiary, reimbursement of allocated costs will be provided. The subsidiary has an exclusive license from the Company to apply the Company's proprietary technologies in the area of traffic-management systems. The license provides for royalties to the Company of 5% of related revenues, net of direct cost of third party goods sold, in 2000 and 10% in 2001 and beyond. The capital invested in the subsidiary will be used to fund the expenses of Traffic Systems incurred after January 1, 1999, which were funded by the Company in previous years. The transaction increased the Stockholder Equity of the Company by $1,469,000 at March 31, 1999, representing the Company's 62.5% equity ownership of the new $2,350,000 of NTS' equity.


Note 3 -    Segment Information:
       Description of reportable segments. Nestor, Inc. has three reportable segments: Financial Solutions, Traffic Systems and Internet products. While the Company always differentiated these segments internally, on January 1, 1997 the latter two were separated from Nestor, Inc. into distinct subsidiaries (see Note 1), leaving Financial Solutions within the parent company. The reportable segments are each managed separately because they design, develop, market and support different products. The Financial Solutions Division produces and sells credit and debit card fraud detection products and database marketing products to financial institutions and processors of financial data. The Traffic Systems segment provides remote traffic management products, mainly to municipalities and government transportation agencies. The Company's Internet segment was engaged in the development of an internet commerce solution through November 1998 when further investment was suspended.


                                            (Note 2)
                                 Financial   Traffic               All
                                 Solutions   Systems   Internet   Other     Totals
                                                    (In Thousands)
       Quarter Ended
       March 31, 1999:
       Revenues                   $ 1,358    $    67     $ ---   $   16   $ 1,441
       Segment profit (loss)          336       (500)      ---       (7)     (171)
       Minority interest              ---        188       ---      ---       188
       Segment net profit (loss)      336       (312)      ---       (7)       17
       Segment assets               1,724      2,438       ---      542     4,704

       Quarter Ended
       March 31, 1998:
       Revenues                   $   770    $   144     $ ---   $   18   $   932
       Segment profit (loss)           13       (301)     (432)     (11)     (731)





Note 4 -    Inventories:

                          March 31, 1999  December 31, 1998
                                   (In Thousands)

       Work in Progress        $ 154           $ 118
       Finished Goods            308             114
                               $ 462           $ 232




ITEM 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Prospective Statements

The following discussion contains prospective statements regarding Nestor, Inc. and its subsidiaries, its business outlook and results of operations that are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. A significant portion of the Company's business has been derived from individually substantial licenses, and the timing of such licenses has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under licenses with no significant continuing obligations, it recognizes the majority of its revenue upon the delivery of the software and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

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

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $2,588,000 at March 31, 1999, as compared with $1,175,000 at December 31, 1998. At March 31, 1999, the Company had working capital of $2,782,000 as compared with working capital of $551,000 at December 31, 1998. Cash and cash equivalents of $2,075,000 and working capital of $2,103,000 were provided by the Company's 62.5% owned subsidiary, Nestor Traffic Systems, Inc. (NTS).

The Company's net worth at March 31, 1999, was $2,479,000, as compared with a net worth of $984,000 at December 31, 1998. The increase in net worth results primarily from the sale of newly issued common stock in a subsidiary of the Company, as more fully described below. The investment contributed $1,469,000 to the Company's net worth, net of the minority interest, at March 31, 1999.

On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common-stock interest to a private group of investors for $2,350,000 in cash and issued an option for an additional 17.5% of its common stock for $1,750,000. The investor group includes three officers of the Company and the subsidiary, who in the aggregate contributed $600,000 of the initial cash invested on the same basis as third-party investors. The option expires on January 31, 2000. The proceeds will be used by the subsidiary to fund traffic-system product development and marketing efforts in 1999. In addition, to the extent that facility and administrative services of the Company are used by the subsidiary, reimbursement of allocated costs will be provided. The subsidiary has an exclusive license from the Company to apply the Company's proprietary technologies in the area of traffic-management systems. The license provides for royalties to the Company of 5% of related revenues, net of direct cost of third party goods and services sold, in 2000 and 10% in 2001 and beyond. The capital invested in the subsidiary will be used to fund the expenses of Traffic Systems incurred after January 1, 1999, which were funded by the Company in previous years.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. At March 31, 1999, there were no borrowings against this line of credit.

Management believes that the Company's liquid assets, backlog and available line of credit at March 31, 1999, are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 1999.

Backlog

As of March 31, 1999, December 31, 1998 and March 31, 1998, the Company had revenue backlogs of $3,517,000, $2,578,000, and $1,272,000, respectively, in software license, engineering, monthly license, and other service fees. The increase in 1999 is due primarily to new PRISM licenses contracted in the quarter by our reseller Applied Communications, Inc. (ACI) coupled with increasing monthly license fees from installed PRISM licenses. The Company includes in its revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $235,000 at March 31, 1999, as compared with $434,000 at December 31, 1998.

Future commitments

During the quarter ended March 31, 1999, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $11,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for consulting and for promotional and marketing expenses.

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

Management has initiated a Company-wide program to assess the Company's internal-use computer systems and applications, as well as the Company's product offerings for the year 2000 readiness. The Company expects to incur internal staff costs as well as other expenses related to system enhancements and product modifications for the year 2000. As the Company's internal-use computer systems and products have been principally designed and developed within the past ten years, the Company expects that they are currently year 2000 compliant. However, the Company has not yet completed its testing and analysis. The total cost to be incurred by the Company for all year 2000 related projects is not expected to have a material impact on the future results of operations. Because the Company's business is based on the licensing of application software, the Company's business would be adversely impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the software programs and systems used by the Company in its operations. See the Company's Annual Report on Form 10-K for a further discussion of the Company's Year 2000 efforts.

Results of Operations

For the quarter ended March 31, 1999, the Company realized revenues totaling $1,441,000 and expenses of $1,589,000, which resulted in an operating loss for the quarter of $148,000 before taxes and minority interests. The Company reported a net profit of $17,000 for the current quarter after allowance for minority interests in the net loss of the Nestor Traffic Systems, Inc.
(NTS) subsidiary of $188,000. In the corresponding period of the prior year, revenues totaled $932,000 and expenses totaled $1,633,000, producing a loss from operations of $702,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from contract engineering services, and from the sale of tangible products and are discussed separately below. During the quarter ended March 31, 1999, revenues increased 55% to $1,441,000 from $932,000 in the quarter ended March 31, 1998.

Software Licensing

Total product-licensing revenues were $1,199,000 in the quarter ended March 31, 1999, a 120% increase over $544,000 reported in the same quarter of the prior year. Software licensing revenues from the Company's Prism product line totaled $1,182,000 in the first quarter of 1999, as compared with $526,000 in the corresponding quarter of the prior year.

The increase in revenues from the prior-year is attributable to four new PRISM licenses delivered in the quarter, two through Applied Communications, Inc. and two through CSK, our reseller in Japan, as compared with one new PRISM license in the comparable 1998 quarter.

Engineering Services

During   the   quarter  ended  March  31,  1999,  revenues   from
engineering contracts decreased $102,000 to $206,000 from $308,000 in the corresponding quarter of the prior fiscal year. Revenues in the first quarter of 1999 relating to customer-funded modifications and installations of the Company's PRISM Fraud Detection System totaled $175,000, as compared with year-earlier revenues of $245,000, reflecting a reduction in custom engineering and installation support required in the period.

The Company has contracts with several government customers to perform various engineering and development services. The contracts, signed at various times, call for delivery of prototype products, but do not specify any subsequent purchasing or licensing provisions. During the quarter ended March 31, 1999, revenues from the Company's government contracts totaled $30,000, as compared to revenues of $63,000 in the year earlier period.

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $23,000 in the quarter ended March 31, 1999, as compared with $32,000 in the corresponding quarter of the prior fiscal year.

The Company is continuing its development of the TrafficVision and CrossingGuard products, which incorporate the Ni1000 Recognition Accelerator Chip (see "Net Investment in Product Development and Marketing by Product Line," below). During the quarters ended March 31, 1999 and 1998, traffic system revenues totaled $14,000 and $48,000, respectively.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $1,589,000 in the quarter ended March 31, 1999, a decrease of $44,000 from total operating costs of $1,633,000 in the corresponding quarter of the prior fiscal year.

Labor costs continue to be the Company's single greatest expense category. In the quarter ended March 31, 1999, the Company paid $868,000 for wages and consulting fees, a decrease of $106,000 from total wages and consulting fees of $974,000 paid in the corresponding quarter of the prior fiscal year. The decrease in labor costs reflects the decrease in staffing due primarily to reduction in InterSite staff. Full-time employees, including consultants, totaled 47 at March 31, 1999, as compared with 48 at March 31, 1998.

Engineering Services

Costs  related  to engineering services totaled $315,000  in  the quarter ended March 31, 1999, as compared to $439,000 in the corresponding quarter of the prior fiscal year and reflects the associated decrease in revenues in the respective periods. As a percentage of engineering revenues, these costs increased slightly from 143% last year to 153% this year.

Research and Development

Research and development expenses totaled $499,000 in the quarter ended March 31, 1999, as compared with $444,000 in the year-earlier period.

Effective November 7, 1998, the Company had ceased further research and development investment in the InterSite product and terminated all employees and consultants related to that effort. Marketing or development of the InterSite product has been transferred to the Company's Financial Solutions Division. Research and development expenses totalled $266,000 for InterSite efforts in the first quarter of 1998, and there was no such expense in 1999.

Selling and Marketing

Selling and marketing costs totaled $444,000 in the quarter ended March 31, 1999, as compared with $420,000 of such costs in the corresponding quarter of the prior fiscal year. The increase reflects $94,000 of Financial Solutions Division expense reflecting additional staffing to service and support the growing PRISM customer base and a $15,000 increase in expenses of Nestor Traffic Systems for an additional sales representative. These increases were offset by a reduction of $85,000 relating to 1998 InterSite sales expenses which were discontinued.

General and Administrative

General  and  administrative expenses  totaled  $321,000  in  the quarter ended March 31, 1999, as compared with $296,000 in the corresponding quarter of the prior fiscal year. Current quarter expenses include approximately $40,000 of charges associated with legal fees related to the ongoing antitrust and patent-infringement suit against HNC Software Inc. (see Litigation).


Net  Investment in Product Development and Marketing  by  Product
Group

Direct  revenues  relating  to  the  Company's  PRISM  and  Fraud
Detection System exceeded expenses by $336,000 in the three months ended March 31, 1999. Although still subject to material variations in quarterly revenues due to individually large license fees and long lead times to closings, this trend is expected to continue. Total division expenses of $1,021,000 include $247,000 of expenses relating to development and marketing.

Direct expenses of the Company's Nestor Traffic Systems subsidiary, which is responsible for the development and marketing of the TrafficVision and CrossingGuard products, exceeded revenues in the three months ended March 31, 1999 by $501,000, before minority interest in the loss of $187,000.

Effective November 7, 1998, the Company ceased further research-and-development investment in its Nestor Interactive, Inc. subsidiary which developed the InterSite product and laid-off all employees and consultants related to that effort. Marketing or development of the InterSite product has been transferred to the Company's Financial Solutions Division. The Company realized immaterial revenue and expense associated with support of the
InterSite product during the first quarter of 1999. The net investment in the InterSite product in the quarter ended March 31, 1998 was $432,000.

Net Income Per Share

During the quarter ended March 31, 1999, the Company realized a net profit of $17,000 as compared with a net loss of $739,000 in the corresponding period of the prior fiscal year. The net profit applicable to common stock was $17,000, or $.00 per share in the quarter ended March 31, 1999. In the year-earlier period, after allowance for preferred stock dividends of $114,000, the Company generated a net loss available for common stock of $853,000, or ($.09) per share.

During the quarter ended March 31, 1999, there were outstanding basic and diluted 17,844,327 shares of common stock as compared with 9,438,987 shares during the corresponding quarter of the previous year.





ITEM 3:   Quantitative and Qualitative Disclosure of Market Risk


The Company has no material exposure to market rate risk.





Part 2:  Other Information

                          NESTOR, INC.

                            FORM 10 Q
                         March 31, 1998


Item 1: Legal Proceedings.
        On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company in the field of Financial Services, obtained a patent titled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent.
        Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of one of Nestor's patents. The suit seeks various damages, including lost profits and treble damages. Costs associated with the suit are being expensed as incurred. No estimate of the outcome of this suit, or a potential countersuit, if any, can currently be made.

Item 2: Changes in Securities

Item 3: Defaults on Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and reports on Form 8-K

        (a)Exhibits - None

        (b)The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.









                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NESTOR, INC.
                                   (REGISTRANT)


DATE:  May 12, 1999                By:  /s/Nigel P. Hebborn
                                   Chief Financial Officer
                                   (Principal Accounting Officer)