Form 10-Q
period 1999-06-30
NESTOR INC
filed 1999-08-13
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999


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

                Yes  X              No _________

    Common stock, par value .01 per share:  17,499,327 shares
                 outstanding as of June 30, 1999




                          NESTOR, INC.

                            FORM 10 Q
                          June 30, 1999

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 1999 (Unaudited) and December 31, 1998

Condensed Consolidated Statements of Operations (Unaudited)
Quarters and six months ended June 30, 1999 and 1998

Condensed Consolidated  Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Results of Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosure of Market Risk



PART 2    OTHER INFORMATION

                          Nestor, Inc.
              Condensed Consolidated Balance Sheets

                                    June 30, 1999  Dec. 31, 1998
                                     (Unaudited)      (Note 1)
Current assets:
 Cash and cash equivalents            $   2,040,492    $   1,175,183
 Accounts receivable, net of
  allowance for doubtful accounts           594,242          512,748
 Unbilled contract revenue                  668,893          118,209
 Inventory                                  485,558          231,613
 Other current assets                       161,701           98,348
     Total current assets                 3,950,886        2,136,101

Noncurrent assets:
 Property and equipment at cost -
  net of accumulated depreciation           371,037          368,525
 Deferred development costs                  68,000           80,000
 Other assets                                 5,783            6,963

Total Assets                          $   4,395,706    $   2,591,589



Liabilities and Stockholders' Equity


Current liabilities:
 Accounts payable and
  other current liabilities           $   1,236,168    $   1,150,604
 Deferred income                            286,966          434,036
     Total current liabilities            1,523,134        1,584,640

Noncurrent liabilities:
 Long term obligations under
  capital leases                             10,768           22,618
     Total liabilities                    1,533,902        1,607,258

Minority interest                           493,514              ---

Stockholders' equity:
Preferred Stock Series B, $1.00
 par value, authorized
  10,000,000 shares; Issued
 and outstanding 345,000 shares
 at June 30, 1999 and 365,000
 shares at December 31, 1998
 (liquidation value $1.00
 per share)                                 345,000          365,000
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 Issued and outstanding 17,499,327
 shares at June 30, 1999
 and 17,479,327 shares at
 December 31, 1998                          174,993          174,793
Warrants and options                        683,709          630,467
Additional paid-in capital               25,976,114       24,504,556
Retained deficit                        (24,811,526)     (24,690,485)
   Total stockholders' equity             2,368,290          984,331

Total Liabilities and
Stockholders' Equity                  $   4,395,706    $   2,591,589


The Notes to the Condensed Consolidated Financial Statements are
               an integral part of this statement.




                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                      Quarter Ended June 30,       Six Months Ended June 30,
                                         1999           1998           1999             1998
Revenues:
   Software licensing               $   806,412    $   342,898    $  2,004,937    $     886,739
   Engineering services                 490,688        158,096         696,640          466,404
   Tangible product sales                 8,730         49,677          45,420          129,343
      Total revenues                  1,305,830        550,671       2,746,997        1,482,486

Operating expenses:
   Engineering services                 485,257        381,665         800,472          820,859
   Tangible product sales                 1,436         15,699          12,189           50,005
   Research and development             390,052        477,670         888,771          921,778
   Selling and marketing expenses       435,776        520,127         879,401          940,212
   General and administrative
     expenses                           334,807        327,507         655,697          623,279
      Total operating expenses        1,647,328      1,722,668       3,236,530        3,356,133

Loss from operations                   (341,498)    (1,171,997)       (489,533)      (1,873,647)

Other income (expense)                  (13,181)         2,583         (36,237)         (27,100)

Loss for the period before
  income taxes (benefit) and
  minority interest                    (354,679)    (1,169,414)       (525,770)      (1,900,747)

Income taxes (benefit)                      ---         (7,500)             ---             ---

Loss before
   minority interest                   (354,679)    (1,161,914)       (525,770)      (1,900,747)

Minority interest in
   loss of subsidiary                   216,997            ---         404,728              ---

Net loss for the period             $  (137,682)   $(1,161,914)   $   (121,042)    $ (1,900,747)


Loss per share:
   Net loss for the period          $  (137,682)   $(1,161,914)   $   (121,042)    $ (1,900,747)
   Dividends accrued
     on preferred stock                     ---         37,596             ---          151,397
   Loss applicable to common stock  $  (137,682)   $(1,199,510)    $  (121,042)    $ (2,052,144)
   Loss per share:
      Basic and diluted             $     (0.01)   $     (0.07)   $      (0.01)   $       (0.16)
   Shares used in computing
     loss per share:
      Basic and diluted              17,844,327     16,642,040      17,844,327       13,040,514

  The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.




                                  Nestor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                 Six Months Ended June 30,
                                                                  1999                1998
Cash flows from operating activities:
 Net loss                                                   $      (121,042)    $  (1,900,747)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                                   75,042           120,979
     Expenses charged to operations relating to options,
      warrants and capital transactions                              53,242            53,241
     Minority interest in loss of subsidiary                       (404,728)              ---
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                    (81,494)           39,632
      (Increase) decrease in unbilled contract revenue             (550,684)           94,578
      Decrease in deferred development costs                            ---            12,495
      (Increase) decrease in inventory                             (253,945)           26,394
      Increase in other assets                                      (62,173)          (63,513)
      Increase in accounts payable
       and other current liabilities                                 97,424            13,827
      (Decrease) in deferred income                                (147,070)          (72,462)

      Net cash used by operating activities                      (1,395,428)       (1,675,576)

Cash flows from investing activities:
 Purchase of property and equipment                                 (65,554)          (94,086)
      Net cash used by investing activities                         (65,554)          (94,086)

Cash flows from financing activities:
 Repayment of obligations under capital leases                      (23,709)          (17,468)
 Proceeds from line of credit                                           ---           250,000
 Repayment of line of credit                                            ---          (250,000)
 Proceeds from issuance of common stock - net                           ---         4,977,676
 Proceeds for issuance of common stock by subsidiary              2,350,000               ---
 Payment of dividends on preferred stock                                ---           (69,070)
 Redemption of Preferred Series D stock                                 ---           (41,424)
      Net cash provided by financing activities                   2,326,291         4,849,714

 Net change in cash and cash equivalents                            865,309         3,080,052

 Cash and cash equivalents - beginning of period                  1,175,183           386,639

 Cash and cash equivalents - end of period                  $     2,040,492     $   3,466,691

Supplemental cash flows information
 Interest paid                                              $         7,446     $      13,489

 Income taxes paid                                          $           ---     $      37,500


  The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.



                          Nestor, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1999


Note 1 -  Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal
recurring    accruals)   considered   necessary   for   a   fair    presentation
have    been   included.    Operating   results   for   the   three   and    six
month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

The accompanying financial statements include the accounts of Nestor, Inc., Nestor Traffic Systems, Inc. ("NTS"), and Nestor Interactive, Inc. ("Interactive"). NTS and Interactive were organized effective January 1, 1997 as two wholly owned
subsidiaries   of  Nestor,  Inc.   On  March  25,  1999,  NTS   sold   a   37.5%
common stock interest to a group of private investors. The subsidiaries are consolidated in the accompanying financial statements. All intercompany transactions and balances have been eliminated.


Note 2 -  Segment Information:
Description of reportable segments. Nestor, Inc. has three reportable segments: Financial Solutions, Traffic Systems and Internet products. While the Company always differentiated these segments internally, on January 1, 1997 the latter two were
separated   from   Nestor,   Inc.   into   distinct   subsidiaries   (see   Note
1), leaving Financial Solutions within the parent company. The reportable segments are each managed separately because they design, develop, market and support different products. The Financial Solutions Division produces and sells credit and debit card fraud detection products and database marketing products to financial institutions and processors of financial data. The Traffic Systems segment provides remote traffic management products, mainly to municipalities and government transportation agencies. The Company's Internet segment was engaged in the development of an internet commerce solution through November 1998 when further investment was suspended.

<CAPTION                                         (Note 1)
                           Financial  Traffic             All
                           Solutions  Systems   Internet Other     Totals
                                             (In Thousands)
 Quarter Ended
 June 30, 1999:
 Revenues                   $  1,260    $   34    $ ---  $  12   $  1,306
 Segment profit (loss)           240      (579)     ---    (16)      (355)
 Minority interest               ---       217      ---    ---        217
 Segment net profit (loss)       240      (362)     ---    (16)      (138)
 Segment assets                1,997     1,854      ---    545      4,396

 Quarter Ended
 June 30, 1998:
 Revenues                   $    434    $   65    $  41  $  11   $    551
 Segment profit (loss)          (396)     (478)    (309)     14    (1,169)

 Six Months Ended
 June 30, 1999:
 Revenues                   $  2,618    $  101    $ ---  $  28   $  2,747
 Segment profit (loss)           576    (1,079)     ---    (23)      (526)
 Minority interest               ---       405      ---    ---        405
 Segment net profit (loss)       576      (674)      ---   (23)      (121)

 Six Months Ended
 June 30, 1998:
 Revenues                   $  1,205    $  208    $  41  $  28   $  1,482
 Segment profit (loss)          (382)     (779)    (742)      2    (1,901)

Note 3 -  Inventories:

                      June 30, 1999December 31, 1998
                                   (In Thousands)

       Work in Progress        $ 169           $ 118
       Finished Goods            317             114
                               $ 486           $ 232


Note 4 -  Litigation.
On October 6, 1998, HNC Software Corp. (HNC), a significant competitor of the Company in the field of Financial Services, obtained a patent titled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of one of Nestor's patents. The suit seeks various damages, including lost profits and treble damages. On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. ACI has requested that the Company provide indemnification against some of the claims in the suit pursuant to an agreement between ACI and the Company.

Costs  associated with the suit are being expensed  as  incurred.
No estimate of the outcome of this suit, the counterclaim, or the ACI suit can currently be made.





Management's Discussion and Analysis of
Results of Operations and Financial Condition

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


Results of Operations

For the quarter ended June 30, 1999, the Company realized consolidated revenues totaling $1,306,000 and expenses of $1,661,000, which resulted in a consolidated operating loss for the quarter of $355,000 before taxes and minority interests. During the quarter, Nestor, Inc. realized an operating profit of $224,000 and Nestor Traffic Systems, Inc., the Company's 62.5% owned subsidiary (NTS), experienced an operating loss of $579,000. The Company reported a consolidated net loss of
$138,000  for  the current quarter after allowance  for  minority
interest   in  the  net  loss  of  NTS  of  $217,000.    In   the
corresponding quarter of the prior year, consolidated revenues and expenses totaled $551,000 and $1,720,000, respectively, producing a loss from operations of $1,169,000.

For the first half of 1999, the Company realized consolidated revenues totaling $2,747,000 and expenses of $3,273,000, which resulted in a consolidated operating loss of $526,000 before taxes and minority interest. During the six month period, Nestor, Inc. realized an operating profit of $553,000 and NTS experienced an operating loss of $1,079,000. The Company reported a consolidated net loss of $121,000 after allowance for minority interest in the net loss of NTS of $405,000. In the corresponding six months of the prior year, consolidated revenues and expenses totaled $1,482,000 and $3,383,000, respectively, producing a loss from operations of $1,901,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from contract engineering and modeling services, and from the sale of tangible products. During the quarter ended June 30, 1999, consolidated revenues increased 137% to $1,306,000 from $551,000 in the quarter ended June 30, 1998. During the six months ended June 30, 1999, consolidated revenues increased 85% to $2,747,000 from $1,482,000 in the respective prior year period.

Software Licensing

Total product-licensing revenues were $806,000 in the quarter ended June 30, 1999, a 135% increase over $343,000 reported in the same quarter of the prior year. Software licensing revenues from the Company's Financial Services Division totaled $795,000 in the first quarter of 1999, as compared with $331,000 in the corresponding quarter of the prior year.

Total product-licensing revenues were $2,005,000 in the first half of 1999, a 126% increase over $887,000 reported in the prior year. Software licensing revenues from the Company's Financial Services Division totaled $1,977,000 in the first half of 1999, as compared with $857,000 in the prior year.

The increase in revenues from the prior-year is attributable to seven new PRISM licenses delivered in the year, primarily through Applied Communications, Inc. and CSK, our marketing partners. This compares to three new PRISM licenses in the comparable 1998 period. In addition, monthly license fees that are generally based upon volume levels increased 60% to $663,000 in 1999.

Engineering Services

During the quarter ended June 30, 1999, revenues from engineering contracts increased 210% to $491,000 from $158,000 in the corresponding quarter of the prior year. Revenues in the second quarter of 1999 relating to customer-funded modifications, modeling, and installations of the Company's Financial Services Division products totaled $466,000, as compared with year-earlier revenues of $103,000.

For the first half of 1999, revenues from engineering contracts increased 49% to $697,000 from $466,000 in the corresponding period in 1998. Revenues in the first half of 1999 relating to customer-funded modifications, modeling, and installations of the Company's Financial Services Division products totaled $641,000, as compared with year-earlier revenues of $348,000.

The increase in engineering revenues is primarily the result of additional installation and modeling fees associated with the substantial increase in new licenses installed during 1999 as discussed above.

Sales of Tangible Products

The tangible products currently sold by the Company's NTS subsidiary are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $9,000 in the quarter ended June 30, 1999, as compared with $25,000 in the corresponding quarter of the prior year. Year to date Ni1000 revenues totaled $32,000 and $57,000 in 1999 and 1998, respectively. The Company no longer actively markets this product line.

The Company, through its NTS subsidiary, is continuing development of the TrafficVision and CrossingGuard products, which incorporate the Ni1000 Recognition Accelerator Chip. During the quarters ended June 30, 1999 and 1998, Traffic System tangible product revenues totaled $0 and $25,000, respectively. Year to date revenues totaled $13,000 and $73,000 in 1999 and 1998, respectively. Current year efforts to complete development of the CrossingGuard product have negatively impacted sales and deliveries of TrafficVision product. This effect of the development effort on revenues is expected to ease in the next six months.

Operating Expenses

Total operating expenses amounted to $1,647,000 in the quarter ended June 30, 1999, a decrease of $76,000 from total operating costs of $1,723,000 in the corresponding quarter of the prior year. Year to date operating expenses totaled $3,237,000 and $3,356,000 in 1999 and 1998, respectively.

Engineering Services

Costs  related  to engineering services totaled $485,000  in  the quarter ended June 30, 1999, as compared to $382,000 in the corresponding quarter of the prior year and reflect the associated increase in revenues in the respective periods. As a percentage of engineering revenues, these costs improved substantially from 241% last year to 99% this year.

  For  the  first  half  of  1999, costs related  to  engineering services totaled $800,000 as compared to $821,000 in the corresponding period of the prior year. As a percentage of engineering revenues, these costs improved substantially from 176% last year to 115% this year.

The increase in engineering expense in the quarter is primarily the result of a shift in engineering time from Research and
Development to Engineering to support the increase in new business in 1999 (see Research and Development below). The improvement in expenses as a percentage of revenue is due to greater efficiencies resulting from the increased business and backlog, including an increase in custom modeling contracts which generate higher engineering expense to revenue margins.

Research and Development

Research and development expenses totaled $390,000 in the quarter ended June 30, 1999, as compared with $478,000 in the year-earlier period. For the first half of 1999, research and development expenses totaled $889,000 as compared to $922,000 in the first half of the prior year.

Effective November 7, 1998, the Company had ceased further research and development investment in the InterSite product and terminated all employees and consultants related to that effort. Marketing and development of the InterSite product has been transferred to the Company's Financial Solutions Division. Research and development expenses totalled $211,000 and $478,000 for InterSite efforts in the second quarter and first half of 1998, respectively, and there was no such expense in 1999. This has been offset by increased research and development staffing in both the Financial Services Division of Nestor, Inc. and in the NTS subsidiary.

Selling and Marketing

Selling and marketing costs totaled $436,000 in the quarter ended June 30, 1999, as compared with $520,000 of such costs in the corresponding quarter of the prior year. For the first half of 1999, selling and marketing expenses totaled $879,000 as compared to $940,000 in the first half of the prior year.

The decrease is the result of the suspension of further marketing efforts in the InterSite product line which incurred $68,000 and $153,000 of such expenses in the second quarter and first half of 1998, respectively. The reduction has been offset, in part, by increased marketing efforts by the Company's NTS subsidiary.

General and Administrative

General and administrative expenses totaled $335,000 in the quarter ended June 30, 1999, as compared with $328,000 in the corresponding quarter of the prior year. For the first half of 1999, general and administrative expenses totaled $656,000 as compared to $623,000 in the first half of the prior year.


Net Loss Per Share

During the quarter ended June 30, 1999, the Company experienced a net loss of $138,000 as compared with a net loss of $1,162,000 in the corresponding period of the prior year. The net loss applicable to common stock was $138,000, or ($.01) per share in the quarter ended June 30, 1999. In the year-earlier period, after allowance for preferred stock dividends of $38,000, the Company incurred a net loss available for common stock of $1,200,000, or ($.07) per share.

During the quarter ended June 30, 1999, there were outstanding basic and diluted 17,844,000 shares of common stock as compared with 16,642,000 shares during the corresponding quarter of the previous year.

During the six months ended June 30, 1999, the Company realized a net loss of $121,000 as compared with a net loss of $1,901,000 in the corresponding period of the prior year. The net loss applicable to common stock was $121,000, or ($.01) per share in the six months ended June 30, 1999. In the year-earlier period, after allowance for preferred stock dividends of $151,000, the Company generated a net loss available for common stock of $2,052,000, or ($.16) per share.

During the six months ended June 30, 1999, there were outstanding basic and diluted 17,844,000 shares of common stock as compared with 13,041,000 shares during the corresponding period of the previous year.


Liquidity and Capital Resources

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $2,040,000 at June 30, 1999, as compared with $2,588,000 at March 31, 1999, and $1,175,000 at December 31,
1998.   At  June  30,  1999, the Company had working  capital  of
$2,428,000 as compared with working capital of $551,000 at December 31, 1998. Cash and cash equivalents of $1,400,000 and working capital of $1,560,000 were provided by the Company's 62.5% owned subsidiary, NTS.

The Company's net worth at June 30, 1999 was $2,368,000, as compared with a net worth of $984,000 at December 31, 1998. The increase in net worth results primarily from the sale of newly issued common stock by a subsidiary of the Company, as more fully described below. The investment contributed $1,469,000 to the Company's net worth, net of the minority interest, in 1999.

On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common stock interest to a private group of investors for $2,350,000 in cash and issued an option to purchase an additional 17.5% of its common stock for $1,750,000. The investor group includes three officers of the Company and the subsidiary, who in the aggregate contributed $600,000 of the initial cash invested on the same basis as third-party investors. The option expires on January 31, 2000. The proceeds will be used by the subsidiary to fund traffic-system product development and marketing efforts in 1999. In addition, to the extent that facility and administrative services of the Company are used by the subsidiary, reimbursement of allocated costs will be provided. The subsidiary has an exclusive license from the Company to apply the Company's proprietary technologies in the area of traffic-management systems. The license provides for royalties to the Company of 5% of related revenues, net of direct cost of third party goods and services sold, in 2000 and 10% in 2001 and beyond. The capital invested in the subsidiary will be used to fund the expenses of Traffic Systems incurred after January 1, 1999, which were funded by the Company in previous years.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. At June 30, 1999 there were no borrowings against this line of credit.

Management believes that the Company's liquid assets, backlog and available line of credit at June 30, 1999, are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 1999.

Backlog

As of June 30, 1999, December 31, 1998 and June 30, 1998, the Company had revenue backlogs of $3,028,000, $2,578,000, and $1,284,000, respectively, in software license, engineering fees, and other product and service fees. The increase in 1999 is due primarily to new PRISM licenses contracted by our reseller Applied Communications, Inc. (ACI) coupled with increasing monthly license fees from installed PRISM licenses. The Company includes in its revenue backlog all fees specified in contracts which have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $287,000 at June 30, 1999 as compared with $434,000 at December 31, 1998.

Future commitments

During the quarter ended June 30, 1999, the Company acquired additional property and equipment (primarily computing and related equipment) at a cost of $55,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for consulting and for promotional and marketing expenses.

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




                          NESTOR, INC.

                            FORM 10 Q
                          June 30, 1999

Item 1: Legal Proceedings.
On October 6, 1998, HNC Software Corp. (HNC), a significant competitor of the Company in the field of Financial Services, obtained a patent titled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of one of Nestor's patents. The suit seeks various damages, including lost profits and treble damages. On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. ACI has requested that the Company provide indemnification against some of the claims in the suit pursuant to an agreement between ACI and the Company.

Costs  associated with the suit are being expensed  as  incurred.
No estimate of the outcome of this suit, the counterclaim, or the ACI suit can currently be made.

Item 2: Changes in Securities

Item 3: Defaults on Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

The  Registrant's annual meeting of stockholders was held on  May
12, 1999. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

        1.Election of Directors
                                    For          Withheld
          Sam Albert             15,871,996      184,001
          Leon Cooper            15,871,996      184,001
          Charles Elbaum         15,871,996      184,001
          David Fox              15,871,996      184,001
          John Guinan            15,871,996      184,001
          Jeffrey Harvey         15,871,996      184,001
          Thomas Hill            15,871,996      184,001
          Herbert Meeker         15,871,996      184,001
          Bruce Schnitzer        15,871,996      184,001

        2.   Ratification of Appointment of Ernst & Young, LLP as
             Independent Auditors for 1999
                        For:        15,954,079
                        Against:        20,868
                        Withheld:       81,050

Item 5: Other Information

Item 6: Exhibits and reports on Form 8-K

 (a) Exhibits - None
 (b) On April 23, 1999, the Company filed with the Securities and
     Exchange Commission a current report on Form 8-K dated March
     25, 1999.



                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)



DATE:  August 13, 1999            By:  /s/Nigel P. Hebborn
                                  Chief Financial Officer
                                  (Principal Accounting Officer)