Form 10-Q
period 1999-09-30
NESTOR INC
filed 1999-11-12
CIK 720851

-12-
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1999

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


                Yes  X              No _________


    Common stock, par value .01 per share: 17,499,327 shares outstanding as of September 30, 1999

                          NESTOR, INC.

                            FORM 10 Q
                       September 30, 1999

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 1999 (Unaudited) and December 31, 1998

Condensed Consolidated Statements of Operations (Unaudited)
Quarters and nine months ended September 30, 1999 and 1998

Condensed Consolidated  Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Results of Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosure of Market Risk



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Condensed Consolidated Balance Sheets

                                    September 30, 1999  December 31, 1998
                                       (Unaudited)           (Note 1)
Current assets:
 Cash and cash equivalents              $  1,271,158    $  1,175,183
 Accounts receivable, net of
  allowance for doubtful accounts            370,767         512,748
 Unbilled contract revenue                 1,007,304         118,209
 Inventory                                   510,710         231,613
 Other current assets                        150,605          98,348
     Total current assets                  3,310,544       2,136,101

Noncurrent assets:
 Property and equipment at cost -
  net of accumulated depreciation            379,861         368,525
 Deferred development costs                   62,000          80,000
 Other assets                                  6,283           6,963

Total Assets                            $  3,758,688    $  2,591,589



Liabilities and Stockholders' Equity


Current liabilities:
 Accounts payable and other
  current liabilities                   $  1,192,094    $  1,150,604
 Deferred income                             299,511         434,036
     Total current liabilities             1,491,605       1,584,640

Noncurrent liabilities:
 Long term obligations
  under capital leases                         8,386          22,618
     Total liabilities                     1,499,991       1,607,258

Minority interest                            255,691             ---

Stockholders' equity:
Preferred Stock Series B, $1.00
 par value, authorized
  10,000,000 shares;
 Issued and outstanding 345,000
 shares at September 30, 1999
 and 365,000 shares at Dec. 31, 1998
 (liquidation value $1.00 per share)         345,000         365,000
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 Issued and outstanding 17,499,327
 shares at September 30, 1999
 and 17,479,327 shares at
 December 31, 1998                           174,993         174,793
Warrants and options                         710,330         630,467
Additional paid-in capital                25,976,114      24,504,556
Retained deficit                         (25,203,431)    (24,690,485)
   Total stockholders' equity              2,003,006         984,331

Total Liabilities and
Stockholders' Equity                    $  3,758,688    $  2,591,589


The Notes to the Condensed Consolidated Financial Statements are
               an integral part of this statement.

                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                             Quarter Ended              Nine Months Ended
                                             September 30,                September 30,
                                           1999           1998           1999           1998
Revenues:
 Software licensing                     $  930,735   $    343,104   $  2,935,672   $  1,229,843
 Engineering services                      231,962        159,230        928,602        625,634
 Tangible product sales                      9,297            ---         54,717        129,343
  Total revenues                         1,171,994        502,334      3,918,991      1,984,820

Operating expenses:
 Engineering services                      447,224        280,475      1,247,696      1,101,334
 Tangible product sales                     16,834            ---         29,023         50,005
 Research and development                  399,696        666,757      1,288,467      1,588,535
 Selling and marketing expenses            519,486        406,499      1,398,887      1,346,711
 General and administrative expenses       408,549        331,534      1,064,246        954,813
  Total operating expenses               1,791,789      1,685,265      5,028,319      5,041,398

Loss from operations                      (619,795)    (1,182,931)    (1,109,328)    (3,056,578)

Other income (expense)                      (9,932)         10,855       (46,169)       (16,245)

Loss for the period before income taxes
  (benefit) and minority interest         (629,727)     (1,172,076)   (1,155,497)    (3,072,823)

Income taxes (benefit)                         ---            ---            ---            ---

Loss before minority interest             (629,727)     (1,172,076)   (1,155,497)    (3,072,823)

Minority interest in loss of subsidiary    237,823            ---        642,551            ---

Net loss for the period                 $ (391,904)   $ (1,172,076)   $ (512,946)   $(3,072,823)


Loss per share:
 Net loss for the period                $ (391,904)   $ (1,172,076)   $ (512,946)   $(3,072,823)

 Dividends accrued on preferred stock          ---            ---            ---        151,397

 Loss applicable to common stock        $ (391,904)   $ (1,172,076)   $ (512,946)   $(3,224,220)

 Loss per share:
  Basic and diluted                     $    (0.02)   $      (0.07)   $    (0.03)   $     (0.22)
 Shares used in computing
  loss per share:
  Basic and diluted                     17,844,327      17,441,206    17,844,327     14,507,411



  The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  Nestor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                               Nine Months Ended September 30,
                                                                     1999               1998
Cash flows from operating activities:
 Net loss                                                     $   (512,946)       $ (3,072,823)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                                 114,820             231,447
     Expenses charged to operations relating to options,
      warrants and capital transactions                             79,863              79,863
     Minority interest in loss of subsidiary                      (642,551)                ---
     Changes in assets and liabilities:
      Decrease in accounts receivable                              141,981             218,359
      (Increase) in unbilled contract revenue                     (889,095)            (66,075)
      (Increase) decrease in inventory                            (279,097)              3,327
      (Increase) in other assets                                   (51,577)            (13,274)
      Increase in accounts payable
       and other current liabilities                                57,296              90,173
      (Decrease) in deferred income                               (134,525)           (154,762)

      Net cash used by operating activities                     (2,115,831)         (2,683,765)

Cash flows from investing activities:
 Purchase of property and equipment                               (108,157)           (112,096)
      Net cash used by investing activities                       (108,157)           (112,096)

Cash flows from financing activities:
 Repayment of obligations under capital leases                     (30,037)            (34,520)
 Proceeds from line of credit                                          ---             250,000
 Repayment of line of credit                                           ---            (250,000)
 Proceeds from issuance of common stock - net                    2,350,000           4,972,249
 Payment of dividends on preferred stock                               ---             (69,070)
 Redemption of Preferred Series D stock                                ---             (41,424)
      Net cash provided by financing activities                  2,319,963           4,827,235

 Net change in cash and cash equivalents                            95,975           2,031,374

 Cash and cash equivalents - beginning of period                 1,175,183             386,639

 Cash and cash equivalents - end of period                    $  1,271,158       $   2,418,013

Supplemental cash flows information
 Interest paid                                                $     10,300       $      17,221

 Income taxes paid                                            $        ---       $      37,500


  The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                          Nestor, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)
                       September 30, 1999


Note 1 -    Basis of Presentation:
       The       accompanying       unaudited       condensed       consolidated
       financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
       10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

       The accompanying financial statements include the accounts of Nestor, Inc., Nestor Traffic Systems, Inc. ("NTS"), and Nestor Interactive, Inc. ("Interactive"). NTS and Interactive were organized effective January 1,
       1997   as   two   wholly   owned  subsidiaries  of   Nestor,   Inc.    On
       March   25,   1999,   NTS  sold  a  37.5%  common   stock   interest   to
       a group of private investors. Concurrently, NTS issued an option for an additional 17.5% interest; such option expires January 31, 2000. The subsidiaries are consolidated in the accompanying financial statements. All intercompany transactions and balances have been eliminated.


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

                                                (Note 1)
                                   Financial    Traffic                      All
                                   Solutions    Systems      Internet       Other      Totals
                                                          (In Thousands)
  Quarter Ended
  September 30, 1999:
  Revenues                         $ 1,135     $     31     $     ---      $   6      $  1,172
  Segment profit (loss)                 21         (634)          ---        (17)         (630)
  Minority interest                    ---          238           ---         ---          238
  Segment net profit (loss)             21         (396)          ---        (17)         (392)
  Segment assets                     2,048        1,180           ---        531         3,759

  Quarter Ended
  September 30, 1998:
  Revenues                         $   480     $     12     $     ---      $  10      $    502
  Segment profit (loss)               (404)        (510)         (279)        21        (1,172)

  Nine Months Ended
  September 30, 1999:
  Revenues                         $ 3,753     $    132     $     ---      $  34      $  3,919
  Segment profit (loss)                598       (1,713)          ---        (40)       (1,155)
  Minority interest                    ---          642           ---        ---           642
  Segment net profit (loss)            598       (1,071)          ---        (40)         (513)

  Nine Months Ended
  September 30, 1998:
  Revenues                         $ 1,685     $    220     $      41      $  39      $  1,985
  Segment profit (loss)               (787)      (1,289)       (1,021)        24        (3,073)

Note 3 -    Inventories:
                                Sept. 30, 1999   Dec. 31, 1998
                                        (In Thousands)

          Work in Progress          $   204          $   118
          Finished Goods                307              114
                                    $   511          $   232


Note 4 -  Litigation:
       On October 6, 1998, HNC Software Corp. (HNC), a significant competitor of the Company in the field of Financial Services, obtained a patent titled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on
       November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode
       Island Antitrust Act, patent invalidity, and infringement of one of Nestor's patents. The suit seeks various
       damages,    including   lost   profits   and   treble    damages.      On
       June    15,    1999,    HNC    answered   the   lawsuit    denying    the
       allegations,        bringing        a        counterclaim        alleging
       infringement     of    the    above    described    patent     by     the
       Company,    and    seeking    a    declaration    of    invalidity    and
       unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. ACI has requested that the Company provide indemnification against some of the claims in the suit pursuant to an agreement between ACI and the Company.

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


Results of Operations

For   the   quarter   ended   September   30,   1999,   the   Company   realized
consolidated     revenues     totaling    $1,172,000     and     expenses     of
$1,802,000, which resulted in a consolidated operating loss for the quarter of $630,000 before taxes and minority interests.
During the quarter, Nestor, Inc. realized an operating profit of $4,000 and Nestor Traffic Systems, Inc., the Company's 62.5%
owned subsidiary (NTS), experienced an operating loss of $634,000. The Company reported a consolidated net loss of $392,000 for the current quarter after allowance for minority interest in the net loss of NTS of $238,000. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $502,000 and $1,674,000, respectively, producing a loss from operations of $1,172,000.

For the nine month period in 1999, the Company realized consolidated revenues totaling $3,919,000 and expenses of
$5,074,000, which resulted in a consolidated operating loss of $1,155,000 before taxes and minority interest. During the nine month period, Nestor, Inc. realized an operating profit of $558,000 and NTS experienced an operating loss of $1,713,000. The Company reported a consolidated net loss of $513,000 after allowance for minority interest in the net loss of NTS of $642,000. In the corresponding prior year period, consolidated revenues and expenses totaled $1,985,000 and $5,058,000, respectively, producing a loss from operations of $3,073,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, from contract engineering and modeling services, and from the sale of tangible products. During the quarter ended September 30, 1999, consolidated revenues increased 133% to $1,172,000 from $502,000 in the quarter ended September
30, 1998. During the nine months ended September 30, 1999, consolidated revenues increased 97% to $3,919,000 from $1,985,000 in the respective prior year period.

Software Licensing

Total product-licensing revenues were $931,000 in the quarter ended September 30, 1999, a 171% increase over $343,000 reported in the same quarter of the prior year. Software licensing revenues from the Company's Financial Services Division totaled $925,000 in the third quarter of 1999, as compared with $332,000 in the corresponding quarter of the prior year.

Total product-licensing revenues were $2,936,000 in the nine months in 1999, a 139% increase over $1,230,000 reported in the prior year. Software licensing revenues from the Company's Financial Services Division totaled $2,902,000 in the nine months in 1999, as compared with $1,189,000 in the prior year.

The increase in revenues from the prior-year is attributable to twelve new PRISM licenses delivered in the year, primarily through Applied Communications, Inc. and CSK, our marketing partners. This compares to three new PRISM licenses in the
comparable   1998   period.     In   addition,   monthly   license   fees   that
are    generally    based    upon    volume    levels    increased    38%     to
$1,028,000 in 1999.

Engineering Services

During the quarter ended September 30, 1999, revenues from engineering contracts increased 46% to $232,000 from $159,000 in the corresponding quarter of the prior year. Revenues in the third quarter of 1999 relating to customer-funded modifications, modeling, and installations of the Company's Financial Services Division products totaled $210,000, as compared with year-earlier revenues of $148,000.

For the nine month period in 1999, revenues from engineering contracts increased 48% to $929,000 from $626,000 in the corresponding period in 1998. Year-to-date 1999 revenues relating to customer-funded modifications, modeling, and installations of the Company's Financial Services Division products totaled $846,000, as compared with year-earlier revenues of $496,000.

The increase in engineering revenues is primarily the result of additional installation and modeling fees associated with the substantial increase in new licenses installed during 1999 as discussed above.

Sales of Tangible Products

The tangible products currently sold by the Company's NTS subsidiary are based upon the Company's Ni1000 Recognition Accelerator Chip, which is marketed along with development software that enables customers to develop high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $9,000 in the quarter ended September 30, 1999, as compared with none in the corresponding quarter of the prior year. Year to date Ni1000 revenues totaled $41,000 and $57,000 in 1999 and 1998, respectively. The Company no longer actively markets this product line.

The Company, through its NTS subsidiary, is continuing development of the TrafficVision and CrossingGuard products, which incorporate the Ni1000 Recognition Accelerator Chip.
During   the   quarters   ended   September   30,   1999   and   1998,   Traffic
System     tangible    product    revenues    totaled    $3,000    and     none,
respectively.    Year   to   date   revenues   totaled   $16,000   and   $73,000
in 1999 and 1998, respectively. Current year efforts to complete development of the CrossingGuard product have delayed sales and deliveries of TrafficVision product.

Operating Expenses

Total    operating   expenses   amounted   to   $1,792,000   in   the    quarter
ended September 30, 1999, an increase of $107,000 from total operating costs of $1,685,000 in the corresponding quarter of the prior year. Year to date operating expenses totaled $5,028,000 and $5,041,000 in 1999 and 1998, respectively.

Engineering Services

Costs related to engineering services totaled $447,000 in the quarter ended September 30, 1999, as compared to $280,000 in the corresponding quarter of the prior year and reflect the associated increase in revenues in the respective periods. As a percentage of engineering revenues, these costs increased from 176% last year to 193% this year.

Year-to-date 1999 costs related to engineering services totaled $1,248,000 as compared to $1,101,000 in the corresponding period
of    the    prior   year.    As   a   percentage   of   engineering   revenues,
these   costs   improved   substantially   from   176%   last   year   to   134%
this year.

The increase in engineering expense in the quarter is primarily the result of a shift in engineering time from Research and
Development to Engineering to support the increase in new business in 1999 (see Research and Development below). The improvement in expenses as a percentage of revenue is due to
greater    efficiencies    resulting   from   the   increased    business    and
backlog, including an increase in custom modeling contracts that generate higher engineering expense to revenue margins.

Research and Development

Research and development expenses totaled $400,000 in the quarter ended September 30, 1999, as compared with $667,000 in the year-earlier period. For the nine months in 1999, research and development expenses totaled $1,288,000 as compared to $1,589,000 in the nine months in the prior year.

Effective November 7, 1998, the Company had ceased further research and development investment in the InterSite product and terminated all employees and consultants related to that effort. Marketing and development of the InterSite product has been transferred to the Company's Financial Solutions Division. Research and development expenses totaled $197,000 and $674,000 for InterSite efforts in the third quarter and nine months in 1998, respectively, and there was no such expense in 1999. This has been offset by increased research and development staffing in both the Financial Services Division of Nestor, Inc. and in the NTS subsidiary.

Selling and Marketing

Selling and marketing costs totaled $519,000 in the quarter ended September 30, 1999, as compared with $406,000 of such costs in
the   corresponding   quarter  of  the  prior  year.   For   the   nine   months
in 1999, selling and marketing expenses totaled $1,399,000 as compared to $1,347,000 in the year-earlier period.

The increase reflects additional marketing efforts by both the Financial Solutions Division and the Company's NTS subsidiary. The increase has been offset, in part, by the suspension of further marketing efforts in the InterSite product line which incurred $26,000 and $179,000 of such expenses in the third quarter and nine months in 1998, respectively.

General and Administrative

General    and    administrative    expenses    totaled    $409,000    in    the
quarter ended September 30, 1999, as compared with $332,000 in the corresponding quarter of the prior year. For the nine months in 1999, general and administrative expenses totaled $1,064,000 as compared to $955,000 in the year-earlier period.

Net Loss Per Share

During the quarter ended September 30, 1999, the Company experienced a net loss of $392,000, or $.02 per share as compared with a net loss of $1,172,000, or $.07 per share in the corresponding period of the prior year. During the quarter ended September 30, 1999, there were outstanding basic and diluted 17,844,000 shares of common stock as compared with 17,441,000 shares during the corresponding quarter of the previous year.

During the nine months ended September 30, 1999, the Company realized a net loss of $513,000 as compared with a net loss of
$3,073,000   in   the   corresponding   period   of   the   prior   year.    The
net loss applicable to common stock was $513,000, or $.03 per share in the nine months ended September 30, 1999. In the year-earlier period, after allowance for preferred stock dividends of $151,000, the Company generated a net loss applicable to common stock of $3,224,000, or $.22 per share. During the nine months ended September 30, 1999, there were outstanding basic and diluted 17,844,000 shares of common stock as compared with 14,507,000 shares during the corresponding period of the previous year.

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $1,271,000 at September 30, 1999, as compared with $2,040,000 at June 30, 1999, and $1,175,000 at December 31, 1998.
At September 30, 1999, the Company had working capital of $1,819,000 as compared with working capital of $551,000 at
December 31, 1998. Cash and cash equivalents of $656,000 and working capital of $918,000 were provided by the Company's 62.5% owned subsidiary, NTS.

The   Company's   net   worth  at  September  30,  1999   was   $2,003,000,   as
compared with a net worth of $984,000 at December 31, 1998. The increase in net worth results primarily from the sale of newly issued common stock by a subsidiary of the Company, as more fully described below. The investment contributed $1,469,000 to the Company's net worth, net of the minority interest, in 1999.

On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common stock interest to a private
group   of   investors  for  $2,350,000  in  cash  and  issued  an   option   to
purchase   an   additional   17.5%   of  its  common   stock   for   $1,750,000.
The   investor   group  includes  three  officers  of  the   Company   and   the
subsidiary, who in the aggregate contributed $600,000 of the initial cash invested on the same basis as third-party investors. The option expires on January 31, 2000. The proceeds are being used by the subsidiary to fund traffic-system product development and marketing efforts in 1999. In addition, to the extent that facility and administrative services of the Company are used by the subsidiary, reimbursement of allocated costs will be provided. The subsidiary has an exclusive license from the Company to apply the Company's proprietary technologies in the area of traffic-management systems. The license provides for royalties to the Company of 5% of related revenues, net of direct cost of third party goods and services sold, in 2000 and 10% in
2001 and beyond. The capital invested in the subsidiary will be used to fund the expenses of Traffic Systems incurred after January 1, 1999, which were funded by the Company in previous years. NTS is currently attempting to raise additional capital to support its financing needs for product development and production.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's license agreements with Financial
Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. At September 30, 1999 there were no borrowings against this line of credit.

Management   believes   that   the  Company's   liquid   assets,   backlog   and
available line of credit at September 30, 1999, are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 1999.

Backlog

As of September 30, 1999, December 31, 1998 and September 30, 1998, the Company had revenue backlogs of $3,521,000, $2,578,000,
and    $2,302,000,    respectively,    in    software    license,    engineering
fees, and other product and service fees. The increase in 1999 is due primarily to two new NTS licenses - one for CrossingGuard and the other Rail CrossingGuard, coupled with increasing PRISM engineering projects and monthly license fees. The Company includes in its revenue backlog all fees specified in contracts that have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included
in   revenue   backlog   will   actually   generate   the   specified   revenues
or   that   the  actual  revenues  will  be  generated  within  the   one   year
period.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Total deferred income was $300,000 at September 30, 1999 as compared with $434,000 at December 31, 1998.

Future commitments

During   the   quarter   ended  September  30,  1999,   the   Company   acquired
additional property and equipment (primarily computing and related equipment) at a cost of $43,000. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for consulting and for promotional and marketing expenses.

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

Management has completed a Company-wide program to assess the Company's internal-use computer systems and applications, as well as the Company's product offerings for the year 2000 readiness. Internal staff costs were incurred as well as other expenses related to system enhancements and product modifications for the year 2000. Such costs and expenses did not have a material impact on the results of operations. As the Company's internal-use computer systems and products have been principally designed and developed within the past ten years, the Company found that many programs were already year 2000 compliant. The Company has made upgrades available for products that were not year 2000 ready. Because the Company's business is based on the licensing of application software, the Company's business would be adversely impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the software programs and systems used by the Company in its operations. See the Company's Annual Report on Form 10-K for a further discussion of the Company's Year 2000 efforts.



ITEM 3:   Quantitative and Qualitative Disclosure of Market Risk


The Company has no material exposure to market rate risk.




                          NESTOR, INC.

                            FORM 10 Q
                       September 30, 1999

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

Item 2: Changes in Securities

Item 3: Defaults on Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and reports on Form 8-K
        (a)Exhibits - None
        (b)The    Company   did   not   file   any   reports   on    Form    8-K
             during the three months ended September 30, 1999.



                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


       Pursuant   to   the   requirements  of  the   Securities   Exchange   Act
of   1934,   the   registrant  has  duly  caused  this  report  to   be   signed
on its behalf by the undersigned thereunto duly authorized.

                                   NESTOR, INC.
                                   (REGISTRANT)



DATE:  November 12, 1999           By:  /S/ Nigel P. Hebborn
                                   Chief Financial Officer
                                   (Principal Accounting Officer)