Form 10-K
period 1999-12-31
NESTOR INC
filed 2000-03-31
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended          December 31, 1999

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

                                         Exhibit Index is on
Page:

The aggregate market value of the 8,319,519 shares of voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on February 29, 2000 was $24,126,605. The number of shares outstanding of the Registrant's Common Stock at February 29, 2000 was 17,524,327.

DOCUMENTS INCORPORATED BY REFERENCE.

Information to be included in registrant's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of registrant's fiscal year is incorporated by reference in Part III of the Form 10-K.





ITEM 1.    Business

General

Nestor, Inc. ("Nestor" or the "Company") designs, develops, markets, installs and supports intelligent software solutions for decision and data-mining applications in real-time environments. Nestor products employ proprietary neural network predictive models to convert existing data and business experiences into meaningful recommendations and actions. The Company has leveraged its neural-network software architecture across a wide range of markets, including e-Commerce Profitability, Risk Management, Customer Relationship Management and Traffic Management.

     e-Commerce Profitability Solutions - Products in this market represent the Company's newest solutions, and comprise the PRISM(R) eFraud(TM)and eCLIPSE(TM)e-business decision-support solutions. Targeted at on-line retailers, financial services companies, commerce service providers and application service providers, PRISM eFraud detects fraudulent on-line transactions in real-time, and enables organizations to take immediate and informed loss prevention actions. The eCLIPSE CRM product, also targeted at this core set of e-businesses, enables companies to dynamically personalize websites and off-line communications using each organization's unique customer information.

      Risk Management - Products in this market represent the Company's largest product line and its most established applications. These applications include PRISM Credit, PRISM Debit, PRISM Money-Laundering and PRISM Merchant products. Financial institutions, third-party processors and retailers use these products to identify and manage transactions that may be fraudulent, represent illicit funds (money laundering), or otherwise undesirable to accept. Products in the Risk Management group represent approximately 94.7% of the Company's fiscal 1999 revenue.

       Customer Relationship Management - The Company's CRM product, eCLIPSE, provides a comprehensive solution for effective enterprise-wide customer marketing. The product accumulates customer data from all customer contact points within an organization, allows the development of comprehensive, personalized marketing campaigns on segments or all of a population, including champion-challenger and budget considerations, and deploys the developed campaigns to the appropriate channel, including the Internet. The product allows for consistent personalization across all communication channels. Campaigns can be further enhanced by the use of Nestor's proprietary models in areas such as customer profitability, retention, and cross selling. Products in the CRM group represent approximately 5% of the Company's fiscal 1999 revenues.

       Traffic Management - Through an exclusive licensing agreement with Nestor Traffic Systems, Inc. ("NTS"), a 42% owned affiliate of the Company (formerly a wholly-owned subsidiary), Nestor applies its image-understanding technologies and other patent-pending technologies to the field of intelligent traffic-management systems. NTS products include CrossingGuard, Rail CrossingGuard, and TrafficVision. Using standard video equipment, NTS software is capable of understanding traffic patterns in real-time allowing for red-light enforcement and safety features at intersections and rail crossings, and also data collection, analysis, and real-time exception alarms for open roads. As the affiliate is now accounted for under the equity method of accounting, it did not contribute to revenues in 1999. In fiscal 1998, this group represented approximately 10% of revenues.

       Intelligent Character Recognition Systems - Currently marketed through National Computer Systems, Inc., this product line includes packages of software applications such as OmniTools, NestorReader, and N'Route which increase productivity in document processing and fax distribution environments. Royalties from this group represent less than 1% of the Company's fiscal 1999 revenues.

Background

The Company was incorporated under the laws of the State of Delaware on March 21, 1983, in order to exploit, develop and succeed to certain patent rights and know-how relating to the Nestor Learning System(TM)("NLS"), which the Company acquired in 1983 from its predecessor Nestor Associates, a limited partnership. NLS is an adaptive or self-organizing software system, commonly referred to as a neural network that is capable of extracting the salient features of input patterns without being told what features to look for and of subsequently recognizing similar patterns identified by such features. Thus, NLS can be said to learn from its experience.

On   January  1,  1997,  Nestor,  Inc.  formed  two  wholly-owned subsidiaries: Nestor Traffic Systems, Inc. and Nestor Interactive, Inc. ("Interactive"). Nestor Traffic Systems, Inc. develops and markets the TrafficVision, CrossingGuard, and the Rail CrossingGuard product lines. Nestor now owns a 42% interest in NTS and uses equity accounting to account for the investment. Interactive developed InterSite, an Internet personalization solution, but this subsidiary has been inactive since November 1998.

Nestor offers complete application-software solutions that include adaptive decision models, implementation, education, training, consulting, processing and engineering support services. Current Nestor software products detect bankcard (credit/debit) and private-label (retail) card, merchant and other forms of fraud (PRISM), provide intelligent, enterprise-wide marketing campaign management and real-time targeted information to Internet Web site visitors (eCLIPSE), provide traffic management and safety (through its affiliate NTS) of freeways (TrafficVision), rail crossings (Rail CrossingGuard), and intersections (CrossingGuard), and provide much greater efficiencies in document processing and fax distribution environments (NestorReader, OmniTools and N'Route which products were licensed to National Computer Systems in June 1996). Nestor's software solutions are designed for client-server implementation and flexible integration with customers' existing computing infrastructures. Installation time periods for the Company's software solutions depend upon the particular product involved, and can take as little as three days or as long as nine months. The Company believes that PRISM customer payback periods for license, installation, and first year user fees are typically less than one year.

The Company designs and develops high-value software products that can bring additional value to customers by utilizing its proprietary software and information-management knowledge, and, to a lesser degree, designed hardware components that enhanced the performance of its software products. The Company's products comprise the following categories: Risk Management Systems - are designed to effectively detect and control fraudulent transactions for financial institutions and retailers that issue or process credit, debit, or other financial use cards and retailers that accept card payments over the phone or Internet and are exposed to charge-back losses from fraud or liability for other schemes such as money-laundering. Customer Relationship Management Systems - are designed to synthesize information from multiple data sources within an organization and provide personalized content to individual customers, including Web site visitors, based on the current state of the customer's information. In 2000, the Company unveiled its eCLIPSE product, which is a combination of two product initiatives in intelligent personalization (CampaignOne and InterSite) into a product capable of providing intelligent and consistent marketing campaigns across all channels within an organization. CampaignOne was introduced in 1998 to the financial services customers of the Company as a back-office marketing solution that can manage programs ranging from risk evaluation (bankruptcy) to marketing strategies. InterSite's purpose is to provide measurements of site visitors, which are useful in predicting their preferences and purchasing behavior. The Company is evaluating the expansion of these product technologies into additional applications such as health-care payments, long-distance telephone fraud and mobile phone service theft. Traffic Management Systems - are a combination of internally developed software and internally and externally developed hardware components that perform as a traffic management system for open road and intersection applications. The products enable dual use of video networks to support both traffic/roadway data and surveillance. Intelligent Character Recognition Systems - include packages of software applications such as OmniTools, NestorReader, and N'Route, which increase productivity in document processing and fax distribution environments.

Fraud Detection and Risk-Assessment Systems

The Company's fraud detection and risk assessment solutions include the Proactive Risk Management (PRISM) system which has been licensed to more than 50 financial-services and retail clients  as  of  December  31, 1999.  These  systems  can  detect bankcard or credit-card fraud, and can be readily updated by clients to adapt to changing patterns of fraudulent transactions. By monitoring each cardholder's historical and current transactions, PRISM is capable of detecting unusual patterns of card use and of rapidly detecting a significant proportion of fraudulent transactions with an extremely low error rate. Customers have reported a reduction of more than 50% in their credit-card fraud loss experience.

In 1993, the Company completed the installation of the Nestor Fraud Detection System (FDS), the predecessor of the PRISM products, at Mellon Bank. The success of the FDS installation at Mellon has been instrumental in obtaining additional orders for PRISM. Like many other credit-card issuers, Mellon Bank had been using a rule-based system for fraud detection. Mellon has reported to the Company that FDS found 20 times as many instances of fraud as their rule-based system, while requiring reviews of only one-third as many accounts.

In December 1994, the Company installed a merchant-fraud detection system at Europay International S.A., a Master Card affiliated association of 700 banks that settle international bankcard transactions involving currency exchange. In February 1995, the Company announced PRISM. PRISM enhances the fraud-detection capabilities of FDS to include workflow management and other PC-based productivity tools that are designed to enable the fraud manager and fraud-control team to efficiently identify and track frauds detected by the system. The initial PRISM system was an upgrade to FDS installed at G.E. Capital Consumer Financial Services; the upgrade incorporated PRISM in 1995.

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

In 1999, the Company released version 5.0 of PRISM. This enhanced version features an open software framework that allows users to customize PRISM's graphical user interface to meet their specific processing and customer service requirements. Additionally, PRISM
5.0 facilitates the user's ability to interface the PRISM software with their card processing authorization system, charge-back recovery systems and other external applications to enhance the organization's overall risk management operations.

Also in 1999, PRISM was expanded to include e-commerce risk management (PRISM eFraud) and money laundering detection (PRISM Money Laundering Detection). These solutions detect fraudulent on-line transactions and money laundering activities, respectively.

The  following  are  the primary attributes  of  the  PRISM  Risk
Management Systems:

Comprehensive Graphical User Interface and Case Management System. PRISM provides an analysis environment consisting of: a user-friendly, MS Windows-compatible graphical user interface, an "open-systems" architecture that is easily adapted to a client's working environment, fully integrated work flow tools for enhanced productivity, customizable reporting tools, and in-depth fraud analysis and system maintenance tools.

Flexible neural-network decision engine. The Company's software implements a powerful, patented neural-network technology for adaptive fraud detection that is accurate, fast, field-trainable and operates in real-time. The neural-network and rule-bases are provided through software that allows the Company's products to be customized to fit the clients' needs and profiles without extensive custom programming. Unlike competitive systems, the
Company's products learn from the experience of the specific customer accounts instead of applying "industry" experience to the customer's environment. The Company's software can be rapidly trained to look for customer-specific fraud potential by requiring as few as three training passes through a customer's data. The system automatically adapts itself for problem complexity and maximizes the detection of actual fraud while minimizing false positive indications.

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

Quick return on initial investment to customers. Due in part to customizing the PRISM software to react based upon a client's specific fraud experience, the product has resulted in fraud loss savings of greater than 50% at G.E. Capital Consumer Financial Services and over 50% in counterfeit detection at Europay
International S.A. Performance at this level would provide a customer experiencing average industry fraud losses a payback on their first year installation and use fees of approximately four to six months.

On-line, transaction-based capability. Nestor's software can provide an immediate, situation-specific response to each customer transaction. For example, the PRISM system can immediately detect and report fraudulent activity within the first one or two transactions, rather than within one or two days of transactions.

Flexible client-server and operating solutions. Nestor's solutions can be integrated into a customer's existing environment or architecture. The Company's products are based upon a distributed client-server architecture consisting of components that operate on a wide range of industry standard, client-server platforms, including the IBM, MVS/CICS, Compaq's proprietary, fault tolerant Non Stop Kernel (NSK), UNIX and Windows NT operating platforms.

Nestor's Fraud Detection and Risk Assessment Strategy

The Company's objectives are: to deliver high quality products and services including proprietary neural-network technology to the banking, retail, Internet, telecommunications and health-care management industries, and to accrete a growing revenue stream from ongoing product usage fees. The Company's strategy for achieving these objectives includes the following key elements:

Expand current distribution network. The Company plans to expand its worldwide direct sales, distribution and service forces. The Company intends to continue developing domestic markets while augmenting its international growth. On April 18, 1997, the Company expanded its non-exclusive license agreement with Applied Communications, Inc. (ACI), a subsidiary of Transaction Systems Architects, Inc., by allowing ACI to distribute the newly developed PRISM products and other products of the Company throughout its worldwide sales and support network. (See "Licensing, Joint Venture and Development Agreements".) Nestor executed a non-exclusive PRISM reseller agreement with CSK Corporation in Japan during 1996 (See "Licensing, Joint Venture and Development Agreements). The Company also intends to increase direct sales efforts in North America through expansion of direct sales staff and through marketing and service agreements with established providers of products and services to its target markets.

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

Apply PRISM products to other markets. The Company believes that many markets exist which are experiencing fraud type losses and posses data characteristics similar to the financial institution industry. The Company plans to extend the successes of the PRISM product in card fraud detection to other areas with a high level of transactions and a history of similar fraud-type loss experience. Some of these market opportunities may include health-care claim payments and long-distance telephone fraud.

Customer Relationship Management Systems

During 2000, the Company introduced eCLIPSE, a comprehensive customer relationship and marketing campaign management solution designed to maximize the effectiveness and efficiency of on-line and off-line marketing campaigns for all aspects of financial opportunity from: customer acquisition, retention, cultivation and overall customer profitability. eCLIPSE can utilize customers' internal models along with the Company's customized neural-network models. eCLIPSE combines and improves on previous products developed by Nestor: CampaignOne and InterSite.

During 1996, the Company began development of an Internet product incorporating the neural-network technology called Nestor InterSite. Nestor InterSite is server-side software that enables the Web host to understand individual on-line customers and dynamically present personalized content.

To date, the Internet has largely been used as a medium for the broadcast of static information. Its potential for truly interactive dialogues is just beginning to be realized. However, the Internet, or more specifically the World Wide Web, is undergoing a revolution. New technologies are being introduced which are causing Internet web sites to become dynamic and personalized.

Nestor eCLIPSE will allow vendors to learn about their web visitor community, permitting the web host to tailor its products and services accordingly. Vendors should retain more customers, sell more products to those customers and identify customers who are interested in premium products and services.

During 1998, the Company introduced CampaignOne, a complete customer relationship and marketing campaign management solution for traditional marketing channels. The solution combines data on customers from all channels of an enterprise and allows organizations to develop comprehensive and consistent marketing campaigns, including champion-challenger programs and result analysis.


Traffic Management Systems

Developed and marketed by the Company's 42% owned affiliate NTS, TrafficVision and CrossingGuard products are a combination of Company-developed software and modular hardware components that provide monitoring for traffic data collection, control of traffic flows, and emergency response. These products are flexible and can be configured to a wide range of road configurations, including open roads and intersections. Features include remote video monitoring, real-time vehicle classification, individual vehicle tracking, simultaneous communication of video and traffic data over a single communication network, detection and enforcement of red-light violators and generation and logging to a database of a variety of traffic-information measurements.

Historically, traffic sensing and control has been handled by wire induction loops buried beneath the road surface. The loop system provides basic information such as vehicle counts and speed (with multiple loop configurations), in support of the function of controlling traffic light signals when traffic is present. Such loops experience nearly a 100% failure rate within the first 10 years of operation. Replacement/repair is often not performed or performed long after loop failure due to the high cost of digging up the roadway.

TrafficVision provides all the benefits currently offered by loop systems and substantial additional options that increase the traffic controller's effectiveness in managing traffic congestion, infractions, and accidents. The fact that TrafficVision operates completely above ground aids in effective maintenance. CrossingGuard applies the TrafficVision technologies to make intersections safer and to enforce red-light running statutes. Using video, the system predicts if a vehicle will or will not stop at an intersection before a yellow light turns red. If the system determines that a vehicle will not stop, the system records a video sequence of the violation for ticket issuance and sends a signal to the traffic light controller unit recommending a delay in the change of the light to green for cross traffic. Such delay may help prevent cross-traffic broadside collisions caused by red-light violators.

The   following  are  the  primary  attributes  of  NTS   Traffic
Management Systems:

Accurate, real-time interpretation of traffic video images. NTS has leveraged the Company's patented neural-network decision engine discussed above in Fraud Detection to the application of real-time processing and learning in the context of video image interpretation for traffic management and control. Prior industry attempts to provide video-based detection of traffic have not proven effective due to the difficulty of designing robust  detection  algorithms under a  variety  of  illumination, visibility and traffic conditions, as well as the need to implement such algorithms on cost-effective computing platforms that provide real-time operation. The Company's image-
understanding technology is able to interpret video images accurately and respond in a real-time environment.

Rapid deployment and increased services for customers. NTS software solutions are designed for rapid deployment and to provide additional information to customers beyond that delivered by current loop systems. TrafficVision and CrossingGuard systems are designed to be installed entirely above ground and to tie into existing customer hardware where appropriate. Maintenance becomes more efficient than with underground loop systems. These systems allow the customer to obtain the same information and accuracy as is available through loop technology (e.g. vehicle count, speed, and vehicle detection), and additional benefits such as remote real-time video monitoring for traffic flow, vehicle tracking, automated alarms for incident response, video-based red-light enforcement and intersection safety.

Multiple use of customer investment in video infrastructure. Traffic departments are deploying roadside video cameras to provide images of road and traffic conditions to better manage traffic flows and incident response. NTS traffic monitoring systems are designed to support "dual use" of pan-tilt-zoom equipped cameras for surveillance and traffic detection and monitoring, thus leveraging the customer's investment in existing video equipment. Additionally, NTS solution supports simultaneous video and data communication over a single video communication network, thus further leveraging the customer's video infrastructure investment.

Compatibility with industry standard platforms. NTS traffic monitoring solutions are architected around dominant industry-standard platforms: namely, the Windows 95/NT operating system, tools and communication components and general "WinTel" hardware specifications. This facilitates integration into a customer's existing computing environment, leverages PC economics to offer a compelling price/performance advantage and lowers product engineering development costs. Additionally, the traffic monitoring systems are designed to support the emerging NTCIP communications standards being mandated in the traffic industry. Further, roadside detector stations will be compatible with existing and new traffic controller hardware, such as the CALTRANS 2070 controller standard.

Nestor's Traffic Management System Strategy

The Company has granted an exclusive license to NTS for application of its technology in the field of traffic management applications. The Company will receive a license royalty of 5% of gross profit (revenues less third-party costs of sales) realized from products using the technology in 2000, and 10% thereafter. Minimum annual royalties to retain exclusive rights commence in 2002 and grow to $1,000,000 per year by 2005 and beyond.

Ni1000  Chip,  PCI  4000 Recognition Accelerator  Board  and  IBM
ZISC(TM)Chip

Neural networks are inherently parallel systems whose operation, until recently, has only been simulated on serial computers. The relative slowness of serial simulation has prohibited the use of neural networks in many high-value applications that require high-
speed   learning   and   recognition.   The  Ni1000   Recognition
Accelerator chip is an embodiment of the Company's technology that increases typical processing speeds by hundreds of times and is expected to open these previously untapped markets to neural-network solutions. Manufactured by Intel and introduced by the Company in June 1994, the Ni1000 chip was developed with funding by the Defense Advanced Projects Research Agency ("DARPA"). Commercial delivery of Ni1000 chips and Ni1000 Development Systems began in June 1994. In April 1994, the Company and Intel Corporation signed an agreement that provided the Company with exclusive marketing rights to the Ni1000 Recognition Accelerator, subject to certain minimum purchases of the Ni1000 Recognition
Accelerator  by  the  Company, which  has  since  expired.   (See
"Licensing, Joint Venture and Development Agreements.")

In connection with the development of the Ni1000 Recognition Accelerator, the Company and Intel were jointly named as winner of the 1994 Discover Awards for Technological Innovation in the category of Computer Hardware & Electronics. The Ni1000 Recognition Accelerator was selected by the editors of Electronic Design News as a finalist in their 1994 "Innovation of The Year" contest.

Continued development work in neural-network hardware was centered on the development of a PC-compatible circuit board incorporating multiple Ni1000 Recognition Accelerators, and associated development-environment software. Development of the circuit board and software were funded, in part, by a contract dated August 26, 1993, between the Company and Office of Naval Research and administered by the Defense Advanced Projects Research Agency of the Department of Defense ("DARPA").

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

The Company's and its affiliates product lines are targeted toward large commercial users (e.g., banks for the PRISM and eCLIPSE products), or federal, state and local government agencies (e.g., Departments of Transportation for the CrossingGuard and TrafficVision products). The products require technical assistance through the sales and installation processes. Accordingly, the Company maintains an in-house staff of engineers to support the sales, installation, and customer-service functions.

The Company's PRISM and eCLIPSE products are licensed directly by the Company and through select distributors, primarily to financial institutions. The Traffic Management products are being marketed directly by NTS and through distributors to governmental traffic management departments or their chosen integrators. The Company's Intelligent Character Recognition products are marketed by NCS. The Company obtains product inquiries from product mailings, attendance at trade shows, media advertising, trade-press coverage and its Internet site.

In financial services, the Company has in the past created custom applications including risk assessment for bank-card fraud detection, mortgage origination and insurance, consumer credit and securities trading. Nestor's FDS and PRISM products are an outgrowth of such development projects. In the United States and Canada the Company markets PRISM and eCLIPSE directly. ACI is the Company's largest reseller, with offices and employees around the world. ACI has reseller rights to all of the Company's products on a stand-alone basis or packaged with their proprietary products. The Company has a worldwide license with Total System Services, Inc. ("Total") to provide its PRISM product to customers for which Total provides card-processing services (provided in North and Central America). In Japan, custom financial applications are marketed through its licensee, CSK Corporation. Management of the Company believes that the success of the PRISM and eCLIPSE products will create a valuable franchise in each institution, leading to extensions of the Company's technology to other risk-assessment and marketing applications.

During 1999, ACI and CSK accounted for 61%, and 14% of the Company's revenues, respectively. During 1998, ACI, GE Consumer Credit Financial Services and Mellon Bank accounted for 28%, 20% and 14% of the Company's revenues, respectively. During 1997,
ACI and Europay accounted for 39% and 16% of the Company's revenues, respectively. During 1999, GE Consumer Credit Financial Services and Mellon Bank accounts were acquired by other banks and the annual use fees being realized from PRISM ceased. The loss of these accounts in 1999 was offset by new clients producing monthly usage fees. The loss of any of these customers for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is not required to maintain significant inventories in order to deliver its products. The Company does not generally grant payment terms to customers in excess of 90 days. As of December 31, 1999 the Company had a backlog of approximately $1,208,000 in undelivered license, development and installation contracts. At December 31, 1998, the Company had a backlog of approximately $578,000 in undelivered development and installation contracts, in addition to $914,000 in Nestor Traffic Systems, Inc. backlog at December 31, 1998; such NTS backlog is not included in the Company's 1999 figures.

Neural-network Technology

The Company's technology deals with the problem of pattern recognition within complex data. When presented with a pattern of information, it can be valuable to identify that pattern, whether it is a pattern of fraudulent credit card use, customer buying behavior, handwritten characters, vehicles in a traffic flow, or others. Several methods currently exist to address the problem of processing information in order to recognize a pattern in the information. Included among these are "expert" systems of rules, statistical analysis, and neural networks. The Company's products may combine all of these methods to optimize pattern recognition capabilities.

Neural-networks simulate a virtual network of interconnected units, processing data in parallel, and communicating with each other at high speeds. A trained neural-network receives input and then outputs a response: either "unrecognized", "recognized",
or   "not   sure".   Exceeding  the  capability  of  if-then-else
conditional rules, the power of the neural-networks is in their ability to accurately recognize patterns in multi-dimensional non-linear input, such as attempting to recognize characters from a scanned handwritten sample, which is ill-defined, affected by "noise", or blatantly unusual (i.e. overly large or small, or
containing  skewed  characters).   Nestor,  as  the   result   of
extensive  research,  has  created a  proprietary  neural-network
technology   referred  to  as  the  Restricted   Coulomb   Energy
Model(TM)(RCE) which has been granted five patents.

The RCE model has many unique features. It has rapid learning from sparse data and fast processing speeds. It has been demonstrated that the RCE will learn to recognize patterns orders of magnitude faster than a typical public domain neural-network such as Back Propagation (BP). RCE has the ability to add new features or classes without the need to retrain and re-engineer the complete system. For example, using BP, experts must re-engineer and completely retrain the entire system if new features or classes are added. Re-engineering and retraining is impractical for many real-world applications. RCE is a dynamic configuration of the network so that it can scale and configure itself to accommodate the complexity of a problem and make the most efficient use of available hardware. With BP, one must precisely engineer the number of neurons in order to use the technology, and a stable solution is not guaranteed.

Nestor has also been granted a sixth patent for a multi-unit system referred to as the Nestor Learning System(TM)("NLS"), which is ideally suited for many real-world pattern recognition applications. The NLS has a patented hierarchical, multi-network system for better control and accuracy. This approach is analogous to the way the human neural-network is believed to function. The Company believes that the rapid model development and operational flexibility afforded by its technology provides a competitive advantage in the development of intelligent-decision software solutions.

Research and Development Activities of the Company

The Company continues to develop and improve its technologies and products and to develop new technologies and products. The Company intends to pursue new and enhanced technologies and products. The Company attempts to locate external resources to assist in funding the costs of developing new technologies or products, but may bear all of such costs internally.

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents and patents pending relating to improvements to the Company's basic technology (see "Patents"). The Company has six applications pending as of December 31, 1999, primarily in the area of traffic management. These improvements are incorporated into the Company's products.

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

The Company expended in the years ended December 31, 1999, 1998 and 1997, respectively, $921,000, $2,112,000 and $1,498,000, in support of the various aspects of Company-sponsored research and development. Expenses in 1998 and 1997 include $860,000 and $586,000, respectively, from NTS operations which are not consolidated in 1999.

Patents

The Company has continually sought and obtained patent protection for its proprietary neural networks and systems, which have as a principal feature rapid learning from a relatively small number of examples. The Company's RCE neural network exhibits rapid learning and minimizes the internal connections needed for its functioning. The Company believes that these capabilities make the Company's technology uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. The Company's patents also cover multiple-neural-network systems, which enable the company to develop products that combine high accuracy with high processing speeds.

The Company owns six United States patents and four foreign patents issued in three countries and Europe. In addition, there are six applications pending in the United States, and four foreign applications pending, as of December 31, 1999. The foreign patents and patent applications correspond to one or more of the United States patents.

The Company believes that six of its United States patents, and four corresponding foreign patents, are material to its and its affiliates business. These United States patents expire at various times from 2005 to 2014. The corresponding foreign patents expire at various times through 2007. The following table lists the Company's material United States patents:


                                                                  Yr. Of
Patent No.    Title                           Date of Issue       Expiration
4,760,604     Parallel, Multi-unit,
              Adaptive, Nonlinear Pattern
              Class Separator and Identifier  July 26, 1988       2005

4,897,811     N-Dimensional Coulomb Neural
              Network Which Provides for
              Cumulative Learning of
              Internal Representations        January 30, 1990    2007

4,958,375     Parallel, Multi-unit, Adaptive
              Pattern Classification System
              Using Inter-unit Correlations
              And An Intra-class Separator
              Methodology                     September 18, 1990  2007

5,054,093     Parallel, Multi-unit,
              Adaptive, Nonlinear Pattern
              Class Separator and Identifier  October 1, 1991     2008

5,479,574     Method and Apparatus for
              Adaptive Classification         December 26, 1995   2012

5,701,398     Adaptive Classifier Having
              Multiple Sub Networks           December 23, 1997   2014



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

In  the  field  of customer relationship management systems,  the
Company faces competition from a number of sources, including commodity-software providers, traditional database vendors, and vertical solution providers. The first two groups include such
companies  as  Microsoft, Netscape, IBM  and  Oracle.   Companies
providing vertical solutions include Acxiom, Experian, Harte-Hanks, BroadVision, Cyber Dialogue, Engage Technologies, Net Perceptions, Vignette, and HNC Software. The market for Internet-oriented personalization products is intensely competitive with new competitors emerging frequently.

In the field of traffic management systems, the NTS TrafficVision and CrossingGuard products (see "Recent Product Developments") face competition primarily from standard providers of existing loop system products. Other technologies exist from various sources that provide some of the basic traffic management functions  provided  by  the  loop  system,  such  as  Microwave,
Ultrasonic, Infrared, Laser, and Acoustic. NTS believes that these technologies have limitations and do not provide the full range of options available through TrafficVision. Such systems are also available through other companies such as Econolite, EDS, Lockheed Martin, Peek Traffic, Odetics, Red Flex, Traficon, Siemens and Rockwell International. However, NTS believes that the platforms on which these products operate do not provide the image processing capabilities possessed by TrafficVision, CrossingGuard and Rail CrossingGuard.

Most of the Company's and NTS'scompetitors have significantly greater financial, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, promotion and sale of their products than the Company. Competitive pressures faced by the Company may materially adversely affect its business, financial condition and results of operations.


Employees

As  of  December  31,  1999,  the  Company  had  forty  full-time employees, including twenty-two in software engineering and product development, seven in sales and marketing and eleven in finance and administration. One of the Company's current directors (and a founder of Nestor Associates) received the Nobel Prize in Physics in 1972. All of these employees are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good.

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

Applied Communications, Inc. (ACI)

On April 18, 1997, the Company expanded its non-exclusive license agreement with ACI. The expanded license grants to ACI the right throughout the world to integrate and distribute all of the PRISM products. ACI provides authorization, transaction processing, and other software to more than 2,300 customers in 79 countries throughout the world. The Company receives royalties based on PRISM and other product licensing, engineering and ongoing use fees received by ACI from ACI sublicenses.

In April 1998, ACI's parent company, Transaction Systems Architects, Inc. (TSAI) entered into a Stock Purchase Agreement with the Company. TSAI purchased 2.5 million shares of common stock for $5,000,000 and obtained a warrant to purchase an additional 2,500,000 common shares for $7,500,000. The warrant expires on March 1, 2002. Additionally, TSAI provides a $1,000,000 Line of Credit at the prime interest rate plus 1%. There have been no advances against the line.

Total System Services, Inc.

During 1996, the Company designed and installed a fraud detection system for Total System Services, Inc. ("Total"), a major provider of card processing services for financial institutions. Total provides PRISM fraud detection services to its customers along with the other transaction processing services. The Company receives fees based upon the number of transactions that are scored for Total's customers by PRISM.

CSK Corporation

On June 13, 1996, the Company executed a nonexclusive PRISM Reseller Agreement with CSK Corporation to market, install, maintain, train and support the PRISM product in Japan. The agreement was for an initial term of two years and is being renewed annually.

National Computer Systems, Inc. (NCS)

On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with NCS transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. In June 1998, NCS did not meet its minimum royalty for the license year and forfeited exclusive rights. NCS continues to market the ICR products on a non-exclusive basis.

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

Intel Corporation

On October 15, 1993, the Company and Intel Corporation entered into a license agreement, pursuant to which Intel acquired a non-exclusive right to develop and sell products incorporating the Company's technology. On April 7, 1994, the license agreement was amended to grant to the Company exclusive marketing rights to the Ni1000 Recognition Accelerator Chip, which Intel will manufacture and sell to the Company. In accordance with the license agreement, Intel notified the Company of its intention to phase out manufacturing of chips based on the .8-micron geometry.

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

ITEM 3.  Legal Proceedings.

On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of Financial Services, obtained a patent entitled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging a number of claims including; violation of Sections 1 and 2 of the Sherman Act (antitrust), and violation of the Rhode Island Antitrust Act, and patent invalidity. The suit seeks various damages, including lost profits and treble damages. On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent TSAI alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. ACI has requested that the Company provide indemnification against some of the claims in the suit pursuant to the licensing agreement between ACI and the Company.

Costs associated with the suit are being expensed as incurred, and totaled approximately $356,000 in 1999. No estimate of the outcome of this suit, the counterclaim, or the ACI suit can currently be made.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

                                  Low Bid        High Ask
Year Ended December 31, 1999
     1st  Quarter                    7/16         1-3/32
     2nd  Quarter                    3/4          1-1/16
     3rd  Quarter                  25/32          1
     4th  Quarter                   23/32         1-63/64

Year Ended December 31, 1998
     1st  Quarter                   1-3/4         2-35/64
     2nd  Quarter                 1-57/64         3-1/8
     3rd  Quarter                     7/8         2-33/64
     4th  Quarter                    5/16         1-7/16


As  at February 29, 2000, the number of holders of record of  the issued and outstanding common stock of the Company was 417, which
includes   brokers  who  hold  shares  for  approximately   1,440
beneficial holders.

The Company has not declared any cash dividends with respect to its common stock since its formation.
ITEM 6.   Selected Financial Data


The following data includes the accounts of Nestor, Inc. and Interactive in 1999 and Nestor, Inc., NTS and Interactive in prior years.

                                                                           Six-Months
                                                                                  Ended
                                 Years Ended December 31,                 December 31,
Years Ended June 30,
                                  1999            1998             1997            1996            1996             1995
Operating revenue             $ 5,114,779    $  2,241,376    $  5,681,076    $   1,195,904   $   5,461,580    $   3,195,563
Operating income (loss)       $   742,451    $(5,236,975)    $  (295,985)    $   (919,117)   $    (27,260)    $(3,236,398)
Other income (expense)        $  (97,386)    $   (26,178)    $     31,321    $    (16,220)   $      39,950    $   (221,024)
Net income (loss)             $ (836,824)    $(5,263,153)    $  (294,664)    $   (935,337)   $      12,690    $ (3,457,422)
Earnings per share
Weighted
number of
outstanding shares -
    basic and diluted          17,844,327     15,249,932       9,243,508        8,689,031       7,847,510        7,411,502
  (Loss) per share            $     (0.05)   $     (0.36)   $      (0.08)    $      (0.13)   $       (0.03)   $       (0.48)

SELECTED BALANCE SHEET DATA:
Total assets                  $ 6,773,905    $  3,250,089    $  2,613,031    $   2,817,944   $   3,351,871    $   1,812,495
Working capital               $ 1,211,257    $    535,806    $    146,081    $     879,172   $   1,983,661    $  (1,882,875)
Long-term
Redeemable Preferred
    Stock                     $      ---     $       ---     $  5,792,787    $   5,398,908   $   5,207,538    $   1,600,328
  Capital leases              $       ---    $        ---    $     10,220    $       9,455   $       9,455    $         ---
Deferred income               $    1,965,532 $    440,400    $        ---    $    430,899    $     430,899    $     438,896



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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report (see further discussion in Exhibit 99.1) and in the Company's reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short-term investments of approximately $1,049,000 at December 31, 1999 as compared with $1,175,000 at
December 31, 1998, as compared with $387,000 at December 31, 1997. At December 31, 1999, the company had working capital of $1,211,000, as compared with $536,000 at December 31, 1998, the Company had working capital of $551,000, as compared with $146,000 at December 31, 1997. The increase in working capital in 1999 reflects primarily the positive working capital generated from operating results in the current year.

The Company had a net worth of $2,304,000 at December 31, 1999, as compared with a net worth of $984,000 at December 31, 1998, as compared with a negative net worth of $4,519,000 at December 31, 1997. The increase in net worth resulted from net operating profits realized by the Company of $742,000 in 1999 and the net effect of the Company's portion of equity raised by its subsidiary, Nestor Traffic Systems, Inc. ("NTS"), totaling $2,050,000 in 1999 offset by the Company's portion of NTS's net loss in 1999 of $1,482,000.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architect, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's License Agreements with Financial Services Division customers. Principal payments, if any, are due in twelve equal installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1% and payments, if any, are due quarterly in arrears beginning July 10, 1999. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. The Company had not used this line of credit as of December 31, 1999.

On  March 25 and November 30, 1999, Nestor Traffic Systems,  Inc.
(NTS), a subsidiary of the Company, sold a 37.5% and 20.6%, respectively, common-stock interest in it to a private group of investors for $4,105,000 in cash. As a result of these transactions, the Company changed from consolidation to equity accounting for its interest in NTS for the year-ended December 31, 1999. Prior periods reported continue to account for NTS on a consolidated basis (See Part II, Item 8, Footnote #12 for a further discussion). The investor group includes three officers of the Company and the subsidiary, who in the aggregate contributed $770,000 of the cash invested on the same basis as third-party investors. The proceeds are being used by NTS to fund traffic-system product development and marketing efforts in 1999 and 2000. In addition, to the extent that facility and administrative services of the Company are used by NTS, reimbursement of allocated costs have been provided. NTS has an exclusive license from the Company to apply the Company's proprietary technologies in the area of traffic management systems. The license provides for royalties to the Company of 5% of related revenues, net of direct cost of third party goods sold, in 2000 and 10% in 2001 and beyond. The capital raised by NTS is being used to fund expenses incurred by NTS after January 1, 1999, which were funded by the Company in previous years. NTS is in the development stage and is pursuing additional capital investments to implement its business plan. There can be no assurance that additional funds will be raised.

Management believes that the Company's revenues will generate sufficient liquidity, when combined with its liquid assets as of December 31, 1999, to meet the Company's anticipated cash requirements from current operations for the foreseeable future.

Litigation

On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of Financial Services, obtained a patent entitled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging a number of claims including; violation of Sections 1 and 2 of the Sherman Act (antitrust), and violation of the Rhode Island Antitrust Act, and patent invalidity. The suit seeks various damages, including lost profits and treble damages. On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent TSAI alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. ACI has requested that the Company provide indemnification against some of the claims in the suit pursuant to the licensing agreement between ACI and the Company.

Costs associated with the suit are being expensed as incurred, and totaled approximately $356,000 in 1999. No estimate of the outcome of this suit, the counterclaim, or the ACI suit can currently be made.

Future Commitments

During 1999, the Company acquired additional property and equipment (primarily computers and related equipment) at a cost of $61,000. The Company valued its investments in property and equipment (net of depreciation) at $270,000 at December 31, 1999. The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computers and related computing equipment, for furniture and fixtures, for development of hardware, for consulting and for promotional and marketing expenses. The Company maintains a lease for office space totaling approximately 13,000 square feet. The lease provides for monthly rent, including utilities, except electricity, in the amount of $16,250 per month and expires in March 2003. The Company believes the facilities are adequate for its 2000 needs.

Year 2000

In 1998, the Company initiated a company-wide program to anticipate and correct Year 2000 computer problems. The
Company's remediation efforts with respect to its licensed software have been successful. With respect to the Company's own systems, remediation, and/or replacement was completed satisfactorily. The Company will continue to monitor any Year 2000 issues that may arise.

Costs incurred from the beginning of the project through December 1999 totaled approximately $250,000. These costs consisted of:
(i) internal staff costs related to licensed product remediation and testing; (ii) internal staff costs related to internal software and system compliance; (iii) hardware and software costs for replacement of software; and (iv) costs related to compliance involving embedded systems. All costs, except hardware, were expensed as incurred.


Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.


Results of Operations

Analysis of the Years Ended December 31, 1999 and 1998

During 1999, Nestor Traffic Systems, Inc. (a wholly-owned subsidiary of the Company on December 31, 1998) sold an aggregate 58% common stock equity interest to third parties through two transactions. This resulted in the Company reporting the subsidiary in accordance with the equity method of accounting in 1999. The operating results of the subsidiary for the years ended December 31, 1998 and 1997 are still reported on the consolidation basis of accounting in the accompanying financial statements. For the purpose of comparison, the following table compares the results of operations for fiscal years 1999 and 1998 as if the subsidiary was accounted for under the equity method of accounting in both periods with the 1998 results being reclassified accordingly.


                                                 December 31,
                                            1999             1998
                                       (As Reported)   (Reclassified)

 Software licensing revenues            $ 3,872,016     $  1,349,962
 Engineering services revenues            1,242,763          656,890
 Total revenues                           5,114,779        2,006,852

 Engineering services expense             1,023,046        1,799,629
 Research and development expense           920,918        1,252,726
 Selling and marketing expense            1,218,476        1,295,539
 General and administrative expense       1,209,888          962,001
 Total operating expenses                 4,372,328        5,309,895

 Income (loss) from operations              742,451      (3,303,043)
 Other expenses                            (97,386)         (26,178)
 Income (loss) before taxes and loss
   from investment in affiliate             645,065      (3,329,221)
 Loss from investment in affiliate      (1,481,889)      (1,933,932)

 Net Loss                               $ (836,824)     $(5,263,153)


The MD&A discussion that follows for the years ended December 31, 1999 and 1998 addresses the variances noted in the above table. The differences in the December 31, 1998 financial statement accounts as reported in the enclosed financial statements and those above are solely due to reclassification of the results of NTS to a single line entry "Loss from investment in affiliate".

In the year ended December 31, 1999, the Company realized a 154.9% increase in revenues compared to the prior calendar year. Expenses increased 17.7% in 1999 resulting in an operating profit of $742,000 in 1999 as compared to an operating loss of $3,303,000 in the prior year.

Revenues

The Company's revenues arise from licensing of the Company's products and technology and from contract engineering services and are discussed separately below. During the year ended December 31, 1999, revenues increased to $5,115,000 from $2,007,000 in the prior calendar year (excluding $235,000 in NTS 1998 revenues).

Software Licensing

Product-licensing  revenues  totaled  $3,872,000  in   1999,   as
compared with $1,350,000 in 1998.  The increase in these revenues
reflects  an  increase  in  license  fees  realized  from   PRISM
products.

PRISM licensing revenues amounted to $3,837,000 in 1999, an increase of $2,519,000 from year-earlier revenues of $1,318,000. The increase results from the increase in new licenses delivered in 1999 versus 1998, fourteen versus three, respectively, and the increase in use fee based revenues of $885,000 (101% versus 1998) in 1999. Included in the 1999 use fee revenues is $423,000 related to the sale of a PRISM license to Applied Communications, Inc. in the fourth quarter of 1999.

Engineering Services

Engineering revenues totaled $1,243,000 in 1999, as compared with $657,000 in 1998. The increase relates to additional engineering fees related to new license installations, associated customer-specific model development, and custom enhancement work contracted and delivered during 1999.

During 1998, the Company realized $44,000 of revenues related to engineering work on its InterSite product. No such revenues were realized in 1999.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $4,372,000 in the year ended December 31, 1999, a decrease of $938,000 over total operating costs of $5,310,000 in the prior year (excluding $2,168,000 in NTS 1998 operating expenses).

Included in operating expenses in 1998 are write-downs of deferred development costs and other intangibles of approximately
$400,000 in the financial services division and $295,000 in the InterSite product line.

Engineering Services

Costs related to engineering services totaled $1,023,000 in 1999, as compared with $1,799,000 in 1998.  The decrease in these costs reflects  the write-offs in 1998 totaling approximately  $695,000 discussed above.

Research and Development

Research and development expenses totaled $921,000 in the year ended December 31, 1999 as compared with $1,253,000 in the prior year. The decrease in such costs reflects the termination of further InterSite development in November 1998. Research and development expenses related to the development of InterSite in 1998 were approximately $630,000 and the reduction was partially offset by additional salary expense relative to new hiring in financial services and other financial services staff salary increases.

Selling and Marketing

Selling and marketing costs decreased $78,000 to $1,218,000 in the year ended December 31, 1999, from $1,296,000 in the prior year.

Selling  costs  associated with InterSite, in which  the  Company ceased further investment effective November 1998, totaled $192,000 in 1998, which was not incurred in 1999. In addition, other marketing related expenses were reduced by approximately $70,000 resulting from more focused advertising and trade show activities. These decreases were partially offset by increases from additional commissions relative to the increased revenues ($105,000) and foreign sales taxes ($61,000).

General and Administrative

General and administrative expenses totaled $1,209,000 in 1999, as compared with $962,000 in the previous year. General and administrative costs for the year ended December 1999 reflect primarily the increased legal expenses related to the lawsuit initiated against a competitor in November 1998.

Other Income (Expense)

For 1999, net other expense was $97,000 as compared with net other expense of $26,000 in the year-earlier period. In 1998, other expense was comprised primarily of $106,000 of amortization expense related to the assigned value of warrants outstanding offset by $73,000 of interest income. During 1999, net interest income recorded amounted to $9,000.

Loss from Investment in Affiliate

During 1999, the Company's subsidiary NTS sold common stock interests totaling 58% of its equity. As a result, the Company's interests in NTS are accounted for under the equity method of accounting in 1999. As a result of the Company's equity interest in NTS, the Company reported a loss from investment in affiliate of $1,482,000 in 1999, representing 49% of NTS's actual net loss in 1999 of $2,455,000, reflecting varying ownership percentages during 1999. During 1998, NTS was included in the consolidated financial results of the Company and reported a net loss of $1,933,000.

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

The Company began development in July 1996 of products for use in Internet and intranet environments. Costs associated with this effort totaled $628,000 in 1997 and $1,383,000 in 1998. The
Company ceased further direct investment in development of this product line in November 1998. The net investment in this subsidiary during 1998 was $1,383,000. During 2000, the Company integrated this product into the eCLIPSE product.

The Company's PRISM product line was profitable during 1999.

Net Income

During 1999, the Company experienced a net loss of $837,000, as compared with a net loss of $5,263,000 in the prior year. For the year ended December 31, 1999, loss per share available for common stock was $0.05 per share, as compared with a loss per share of $0.36 in the corresponding period of the prior fiscal year. For the year ended December 31, 1999, there was outstanding a weighted average of 17,844,327 shares, as compared with 15,249,932 in the year-earlier period.


Analysis of the Years Ended December 31, 1998 and 1997

In  the year ended December 31, 1998, the Company realized a  61%
decrease in revenues compared to the prior calendar year and expenses increased 25% in 1998 resulting in a 1,690% increase in the operating loss when compared with the prior year.

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

Sales of Tangible Products

The tangible products currently sold by the Company are based upon the Company's Ni1000 Recognition Accelerator Chip, which is incorporated into the Traffic Systems product line or is licensed with development software that enables customers to develop their own high-speed recognition applications. Revenues from the Company's Ni1000 Development System totaled $70,000 in the year ended December 1998, as compared with $111,000 in the prior year.

Revenues    from   the   Company's   traffic   systems   products
(CrossingGuard and TrafficVision) totaled $73,000 in the year ended December 1998, as compared with $130,000 in the prior year.

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

Research and Development

Research and development expenses totaled $2,112,000 in the year ended December 31, 1998 as compared with $1,498,000 in the prior year. The increase in such costs reflects the net of increased investment in product development in all of the Company's product lines in the current year, including PRISM V3.0 shipped in the fourth quarter of 1998, development of CrossingGuard, which is being delivered to Vienna, VA in the first quarter of 1999, and development of InterSite through November of 1998.

Selling and Marketing

Selling and marketing costs decreased $154,000 to $1,832,000 in the year ended December 31, 1997, from $1,986,000 in the prior year.

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



ITEM 7(a).
Quantitative and Qualitative Disclosure about Market Risk.

Management assesses their exposure to these risks as immaterial.



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

Date:  March 30, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                  Title                                          Date

/s/Leon N Cooper         Co-Chairman of the Board and Director             March
30, 2000


/s/Charles Elbaum        Co-Chairman of the Board and Director             March
30, 2000


/s/David L. Fox          President, Chief Executive Officer and Director   March
30, 2000


/s/Herbert S. Meeker     Secretary and Director                            March
30, 2000


/s/Sam Albert            Director                                          March
30, 2000


/s/Gregory Duman         Director                                          March
30, 2000


/s/Jeffrey Harvey        Director                                          March
30, 2000


/s/Thomas F. Hill        Director                                          March
30, 2000


/s/Bruce Schnitzer       Director                                          March
30, 2000





                CONSOLIDATED FINANCIAL STATEMENTS




                            FORM 10-K




                        December 31, 1999



                          NESTOR, INC.                    Part II
                                                           Item 8
                            CONTENTS




Independent Auditor's Report



                                                    Statement




Consolidated Balance Sheets -                                 1
 December 31, 1999 and 1998

Consolidated Statements of Operations -
 For the Years Ended December 31, 1999, 1998 and 1997         2

Consolidated Statements of Stockholders' Equity -
 For the Years Ended December 31, 1999, 1998 and 1997         3

Consolidated Statements of Cash Flows -
 For the Years Ended December 31, 1999, 1998 and 1997         4



Notes to Consolidated Financial Statements

                                                          Part II
                                                           Item 8


                 Report of Independent Auditors

The Board of Directors and Stockholders
   of Nestor, Inc.

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP

Providence, Rhode Island
February 18, 2000

                                  NESTOR, INC.
                           Consolidated Balance Sheets

                                                                     December 31,
          ASSETS                                               1999               1998
Current assets:
 Cash and cash equivalents                               $   1,048,802      $  1,175,183
 Accounts receivable, net of allowance
   for doubtful accounts                                       984,318           512,748
 Unbilled contract revenue                                   1,200,484           336,309
 Due from affiliate                                            320,459               ---
 Other current assets                                          161,809           336,924
   Total current assets                                      3,715,872         2,361,164

Long term unbilled contract revenue                          1,965,532           440,400
Investment in affiliate                                        710,690               ---
Property and equipment at cost -
  net of accumulated depreciation                              269,917           368,525
Deferred development costs                                      56,000            80,000
Patent development costs                                        55,894               ---

Total Assets                                             $   6,773,905      $  3,250,089


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $     271,397      $    400,900
 Accrued employee compensation                                 314,202           279,929
 Accrued liabilities                                           547,799           492,393
 Deferred income                                             1,371,217           652,136
   Total current liabilities                                 2,504,615         1,825,358

Noncurrent liabilities:
 Long term deferred income                                   1,965,532           440,400
   Total liabilities                                         4,470,147         2,265,758

 Commitments and contingencies                                     ---               ---

Stockholders' Equity:
 Preferred stock, $1.00 par value,
   authorized 10,000,000 shares;
   issued and outstanding:
   Series B - 345,000 shares at
   December 31, 1999 and
    365,000 shares at December 31, 1998                        345,000           365,000
 Common stock, $.01 par value,
  authorized 30,000,000 shares;
   issued and outstanding:
   17,499,327 shares at December 31, 1999 and
   17,479,327 shares at December 31, 1998                      174,993           174,793
 Warrants and options                                          736,951           630,467
 Additional paid-in capital                                 26,574,123        24,504,556
 Retained deficit                                         (25,527,309)      (24,690,485)
   Total stockholders' equity                                2,303,758           984,331

Total Liabilities and Stockholders' Equity               $   6,773,905      $  3,250,089

  The Notes to the Financial Statements are an integral part of this statement.


                                  NESTOR, INC.
                      Consolidated Statements of Operations

                                                      Years Ended December 31,
                                               1999              1998            1997
Revenue:
 Software licensing                       $ 3,872,016       $  1,352,071     $ 4,390,479
 Engineering services                       1,242,763            746,007       1,055,459
 Tangible product sales                           ---            143,298         235,138

   Total revenue                            5,114,779          2,241,376       5,681,076

Operating Expenses:
 Engineering services                       1,023,046          2,066,558       1,151,147
 Tangible product costs                           ---             54,010         134,305
 Research and development                     920,918          2,112,746       1,498,181
 Selling and marketing                      1,218,476          1,831,697       1,986,340
 General and administrative                 1,209,888          1,413,340       1,207,088

   Total operating expenses                 4,372,328          7,478,351       5,977,061


Income (loss) from operations                 742,451        (5,236,975)       (295,985)

Other income (expense) - net                  (97,386)          (26,178)          31,321

Income (loss) before income taxes
 and investment loss                          645,065        (5,263,153)      (264,664)

Income taxes                                      ---                ---          30,000
Loss from investment in affiliate         (1,481,889)                ---             ---

Net Loss                                  $ (836,824)       $(5,263,153)     $(294,664)


Loss Per Share:
Net Loss                                  $ (836,824)       $(5,263,153)     $ (294,664)
Dividends accrued on preferred stock             ---            151,396         447,191

Net Loss Available for Common Stock       $ (836,824)       $(5,414,549)     $ (741,855)

Loss Per Share, basic and diluted         $    (0.05)       $     (0.36)               $  (0.08)

Shares Used in Computing Loss Per Share:
 Basic and diluted                        17,844,327         15,249,932       9,243,508


  The Notes to the Financial Statements are an integral part of this statement.




                                  Nestor, Inc.
                 Consolidated Statement of Stockholders' Equity

                            Common Stock          Preferred Stock        Additional        Retained      Stock
                           Shares    Amount     Shares       Amount   Paid-in Capital     (Deficit)     Warrants        Total

Balance at 12/31/96     8,916,141  $ 89,161    2,266,735  $  2,366,294  $ 11,927,644  $ (19,132,668)   $  417,500   $(4,332,069)

Issuance of
 Common Stock             279,592     2,796          ---           ---       472,769             ---          ---        475,565
Conversion of
 Preferred Stock
 to Common Stock          198,800     1,988    (198,800)     (203,200)       201,212             ---          ---            ---
Dividends on
 Preferred Stock
 Series D paid in
 Common Stock and
 cash                       9,454        95          ---      (18,381)        18,222             ---          ---           (64)
Repurchase of
 Preferred Stock
 Series A                     ---       ---    (452,064)     (452,064)       352,063             ---          ---      (100,001)
Dividend accrued
 on Preferred Stock
 Series D                     ---       ---          ---        17,698      (17,698)             ---          ---            ---
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock              ---       ---          ---           ---     (429,492)             ---          ---      (429,492)
Issuance of
 non-qualified
 options                      ---       ---          ---           ---        55,200             ---          ---         55,200
Accretion of value
 of warrants                  ---       ---          ---           ---           ---             ---      106,484        106,484
Loss for the year
 ended 12/31/97               ---       ---          ---           ---           ---       (294,664)          ---      (294,664)

Balance at 12/31/97     9,403,987  $ 94,040    1,615,871  $  1,710,347  $ 12,579,920  $ (19,427,332)   $  523,984   $(4,519,041)

Issuance of
 Common Stock           2,557,104    25,571          ---           ---     5,060,282             ---          ---      5,085,853
Conversion of
 Preferred Stock
 to Common Stock        1,223,255    12,232   (1,223,255)  (1,294,882)     1,282,650             ---          ---            ---
Premium on Conversion
 of Preferred Stock
 Series B to
 Common Stock              19,200       192          ---           ---         (192)             ---          ---            ---
Dividends on
 Preferred Stock
 Series D paid in
 Common Stock
 and cash                   8,889        89          ---      (17,941)        17,827             ---          ---           (25)
Dividend accrued
 on Preferred
 Stock Series D               ---       ---          ---         8,900       (8,900)             ---          ---            ---
Repurchase of
 Preferred Stock
 Series D                     ---       ---     (27,616)      (41,424)           ---             ---          ---       (41,424)
Conversion of
 Redeemable
 Convertible
 Preferred Stock
 to Common Stock        4,266,892    42,669          ---           ---     5,823,568             ---          ---      5,866,237
Dividends accrued
 on Redeemable
 Convertible
 Preferred Stock              ---       ---          ---           ---     (142,496)             ---          ---      (142,496)
Costs incurred in
 connection with
 Redeemable Preferred
 conversion and
 TSAI Common Stock
 purchase                     ---       ---          ---           ---     (108,103)             ---          ---      (108,103)
Accretion of
 value of
 warrants                     ---       ---          ---           ---           ---             ---      106,483        106,483
Loss for the
year ended 12/31/98           ---       ---          ---           ---           ---     (5,263,153)          ---    (5,263,153)
Balance at 12/31/98    17,479,327  $174,793      365,000  $    365,000  $ 24,504,556  $ (24,690,485)   $  630,467   $    984,331

Conversion of
 Preferred Stock
 to Common Stock           20,000       200     (20,000)      (20,000)        19,800             ---          ---            ---
Issuance of
 equity by
 subsidiary                   ---       ---          ---           ---     2,049,767             ---          ---      2,049,767
Accretion value
 of warrants                  ---       ---          ---           ---           ---             ---      106,484        106,484
Loss for the
 year ended 12/31/99          ---       ---          ---           ---           ---       (836,824)          ---      (836,824)
Balance at 12/31/99    17,499,327  $174,993      345,000  $    345,000  $ 26,574,123  $ (25,527,309)   $  736,951   $  2,303,758






The Notes to the Financial Statements are an integral part of this statement.





                                  NESTOR, INC.
                      Consolidated Statements of Cash Flows

                                                           Years Ended December 31,
                                                       1999          1998          1997

Cash flows from operating activities:
 Net loss                                         $ (836,824)  $ (5,263,153)  $(294,664)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
    Write-down for impairment loss                        ---        790,641         ---
         Depreciation and amortization                120,257        114,810      194,311
    Loss on disposal of fixed assets                      ---            ---       3,573
    Loss from investment in affiliate               1,481,889            ---         ---
    Expenses charged to operations relating to
   options, warrants and capital transactions        106,484        106,483     161,684
Discount on payment of vendor obligation                 ---            ---   (100,000)
    Changes in assets and liabilities:
(Increase) decrease  in
accounts receivable                                 (471,570)         44,464     451,937
(Increase) decrease in
unbilled contract revenue                         (2,397,648)       (477,906)   (171,858))
(Increase) in deferred
development costs                                         ---            ---   (210,347)
(Increase) decrease in other
assets                                              (168,053)       (98,649)      41,635
(Decrease) increase in accounts payable
 and accrued expenses                                279,101        199,750      (63,845)
(Decrease) increase in
deferred income                                     2,244,213        684,304   (361,071)

Net cash provided (used) by
operating activities                                  357,849     (3,899,256)  (348,645)

Cash flows from investing activities:
 Advances to affiliate - net                        (320,459)            ---         ---
 Purchase of property and equipment                  (61,337)      (132,209)    (88,622)
 Patent development costs                            (55,894)            ---         ---

    Net cash used by investing activities           (437,690)      (132,209)    (88,622)

Cash flows from financing activities:
 Repayment of obligations under capital leases       (46,540)       (47,246)   (11,913))
 Proceeds from notes payable                              ---        250,000         ---
 Repayment of notes payable                               ---      (250,000)         ---
 Redemption of Preferred Series D Stock                   ---       (41,424)         ---
 Proceeds from issuance of common stock - net             ---      4,977,749      96,975
 Payments of dividends on preferred stock                 ---       (69,070)    (35,613)

    Net cash provided (used) by financing
     activities                                       (46,540)    4,820,009      49,449

Net change in cash and cash equivalents             (126,381)        788,544   (387,818)
Cash and cash equivalents - beginning of year       1,175,183        386,639     774,457

Cash and cash equivalents - end of year           $ 1,048,802  $   1,175,183  $  386,639

Supplemental cash flows information:
 Interest paid                                    $    13,054  $      20,350  $    3,598

 Income taxes paid                                $       ---  $      37,500  $      ---

Significant non-cash transactions are described in Notes 5, 7, 8, 12 and 15
The Notes to the Financial Statements are an integral part of this statement.




NESTOR, INC. - NOTES TO THE FINANCIAL STATEMENTS

Note 1 -  Summary of significant accounting policies:
          A.   Organization
             Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to exploit, develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. The Company's principal office is located in Providence, RI.

             The accompanying financial statements include the accounts of Nestor, Inc. in 1999 and Nestor, Inc., Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") in prior years. NTS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries. On March 25 and November 30, 1999, NTS sold in the aggregate a 58.1% common-stock interest to a private group of investors (Note 12). As a result of these transactions, the Company changed from consolidation to equity accounting for its interest in NTS for the year ended December 31, 1999. Prior periods reported continue to account for NTS on a consolidated basis. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. Any future marketing or development of Interactive's product has been transferred to Nestor, Inc. All intercompany transactions and balances have been eliminated.


              The following unaudited information presents summarized quarterly results for 1999 as if NTS was accounted for under the equity method in all 10-Q filings, with results being reclassified accordingly (000's omitted).


                                       Qtr. Ended 3/31/99          Qtr. Ended 6/30/
99                                     Qtr. Ended 9/30/99
                                As                       As                        As
                             Reported   Reclassified  Reported   Reclassified  Reported   Reclassified
  Total revenues   1,441      1,374        1,306       1,272        1,172      1,141

  Income (loss)
  from
   operations      (148)        353        (341)         251        (618)         27

  Minority
  interest           187        ---          217         ---          238        ---

  Loss from
  investment
  in affiliate       ---      (312)          ---       (362)         ----      (396)

  Net income
  (loss)              17         17        (138)       (138)        (392)      (392)


          B.   Cash equivalents
             For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents.

          C.   Unbilled contract revenues
              Unbilled contract revenues represent primarily minimum guaranteed monthly license fees (See F and G below) where a customer pays a portion of the license fees over the software license term (usually five years) based on a contractually predetermined minimum volume of transactions.

          D.   Depreciation and amortization
               Depreciable   assets   are   recorded   at   cost.
          Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

             Maintenance  and repairs are expensed  as  incurred.
          Major renewals and betterments are capitalized.

          E.   Product and patent development costs
             The costs of development of the Company's software which consist primarily of labor and outside consulting and which are an inherent cost of the Company's business and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the estimated economic life (three to five years) of the product.

            Patent-development costs are expensed or capitalized, as appropriate. Amortization of capitalized costs is on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

       F.   Deferred Income
          Corresponding with unbilled contract revenues, deferred income represents primarily minimum guaranteed monthly license fees (see C above and G below) where a customer pays a portion of the license fees over the software license term (usually five years) based on a
          contractually   predetermined   minimum    volume    of
          transactions.

          Additionally, in certain instances, the Company bills and/or collects payment from customers prior to the delivery of the software product or performance of contracted maintenance or services, resulting in deferred income.

          G.   Revenue recognition
             The Company derives revenue from software licenses (Initial License Fees), user fees (Monthly License fees), other postcontract customer support (PCS) and engineering services. Postcontract customer support includes maintenance agreements. Engineering services range from installation, training, and basic consulting to modeling, software modification and customization to meet specific customer needs. In software arrangements that include multiple elements, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

          H.   Concentrations of credit risk
             The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers. Management believes the allowance carried for doubtful accounts receivable is adequate to cover potential losses associated with uncollectible accounts receivable.

          I.   Inventory
            Inventory, consisting primarily of finished goods, is valued at the lower of cost or market on the first-in, first-out basis. Inventory, valued at $231,613 at December 31, 1998 is included as "Other current assets" on the Consolidated Balance Sheets. There was no inventory at December 31, 1999, as inventory primarily related to NTS, which is no longer consolidated with the Company.

          J.   Estimates
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          K.   Change in presentation
              Certain   December  31,  1998  amounts  have   been
          reclassified  to  conform  to  the  December  31,  1999
          presentation.

          L.   Earnings (loss) per share
             The Company reports its earnings (loss) per share ("EPS") in accordance with the provisions of the Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("FAS 128"). Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed giving effect to common stock equivalents and other dilutive securities, unless the computation results in anti-dilution.


Note 2 -     Accounts  receivable, net of allowance for  doubtful
       accounts:

                                               December 31,
                                              1999       1998

          Trade accounts receivable       $ 988,463    $ 543,048
          Allowance for doubtful accounts   (4,145)      (30,300)
          Accounts receivable,
            net of allowance
            for doubtful accounts         $ 984,318    $ 512,748


Note 3 -                    Deferred development costs:
       The Company began, in the quarter ended September 30, 1996, a project to customize its PRISM fraud detection system for a customer. During 1996 and 1997, the Company deferred $364,000 and $211,000, respectively, of costs in connection with engineering and installation of the project. Management believed that these costs would be fully recovered over the five year term of the contract.

       In view of the level of revenue generated by this contract, at December 31, 1998, the Company evaluated the carrying value of the deferred contract costs, utilizing estimated future contract revenues and ongoing customer support costs, appropriately discounted. In accordance with FAS 121 - "Impairment of Long Lived Assets," the Company wrote-down deferred development costs to $80,000 with an offsetting charge to engineering services. The residual deferred costs are being amortized on a straight-line basis over the remaining term of the contract.

Note 4 -  Property and equipment at cost - net:



                                                         Useful Life
                                                         in Years or
                                   December 31,          Lease Term
                                 1999          1998

       Office furniture
        and equipment        $  234,706   $    234,706      5 - 7
       Leased computer
        equipment under
        capital leases          113,893        113,893      5
       Computer equipment     1,268,855      1,344,244      3 - 5
                              1,617,454      1,692,843

       Less:
        Accumulated
        depreciation and
        amortization          1,347,537      1,324,318
                             $  269,917   $    368,525


       Depreciation and amortization expense on the above assets of $96,257, $114,810 and $95,682, was recorded for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated depreciation and amortization includes $40,963 and $18,184 of amortization related to leased equipment under capital leases at December 31, 1999 and 1998, respectively.


Note 5 -                    Intangible Asset:
       On March 31, 1997, the Company purchased from Cyberiad Software, Inc. ("Cyberiad"), a Rhode Island corporation, substantially all of Cyberiad's assets for use in the Company's Interactive subsidiary product. In this transaction, the Company issued 200,000 shares of its Common stock to Cyberiad and agreed to assume approximately $10,500 of Cyberiad's liabilities. Accordingly, the Company recorded as an intangible asset the excess of its acquisition cost over the fair value of the net liabilities assumed ($394,517) and began to amortize this asset over 36 months. Amortization expense recorded in the year ended December 31, 1997 was $98,629.

       Since the Company ceased further investment in the Interactive subsidiary (see Note 1) and future realization of the asset was uncertain, the remaining value of this asset was written off in November 1998.

Note 6 -                    Line of credit:
       On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems
       Architect, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's License Agreements with Financial Services Division customers. Principal payments are due in twelve equal installments beginning March 1, 2001. Interest on the loan  is  based  on the prime interest rate  plus  1%  and payments are due quarterly in arrears beginning July 10, 1999. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained.

Note 7 -  Common and  Preferred stock:
       On April 29, 1998, Nestor sold to Transaction Systems Architects, Inc. ("TSAI") $5 million of newly issued common stock at a price of $2 per share and a warrant to purchase an additional 2.5 million shares at $3 per share expiring March 1, 2002. Proceeds from the sale consisted of $4.5 million in cash and surrender of a $500,000 note owed to TSAI. Concurrent with this transaction, Wand Partners converted its $5.8 million of redeemable convertible preferred stock into common stock. The redeemable convertible preferred stock originally accrued and accumulated dividends at rates of seven to nine percent, compounded quarterly on the stated value per share and such dividends not paid in cash increased the stated value. The Company paid cash dividends totaling $69,046 in 1998 on the redeemable convertible preferred stock.

       Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive in liquidation $1.00 before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $345,000 and $365,000 at December 31, 1999 and 1998, respectively.

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

       Series D Convertible Preferred Stock was convertible after January 1, 1996 at the option of the holder into one fully paid and non-assessable share of Common Stock of the Company on a share-for-share basis. The Company issued a redemption call in May 1998 for all of the outstanding Series D shares at a redemption price of $1.50 plus unpaid dividends payable as of June 30, 1998. Stockholders had the option of converting into common shares under the Preferred Shares Agreement and 143,155 common shares were issued. After paying dividends of $17,941 on June 30, 1998, the Company reclassified the unconverted Series D balance to accounts payable and accrued expenses where $36,199 remains unpaid at December 31, 1999.

Note 8 -  Options and warrants:
       On April 1, 1984, the Company adopted an Incentive Stock Option Plan providing for the granting of options to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. The Company's Stock Option Plan has authorized the grant of options to employees for up to 2,450,000 shares of the Company's common stock. Options are exercisable for five years from the date of grant.

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

       The   following  table  presents  the  activity   of   the
       Company's  Stock Option Plan for the years ended  December
       31, 1999, 1998 and 1997:


                                            Years Ended December 31,
                            1999                     1998                    1997

                                Weighted                 Weighted                Weighted
                                Av. Ex.                  Av. Ex.                 Av. Ex.
                      Shares     Price          Shares    Price        Shares     Price
Outstanding
 beginning
 of year             1,579,124     $1.22       2,214,000    $1.58      1,781,500    $1.50
Granted                 62,500       .72         454,124      .99        484,000     1.81
Exercised                  ---       ---          31,250     1.09         46,875     1.00
Canceled                13,308      1.08       1,057,750     1.88          4,625     1.67
Outstanding end
 of year             1,628,316     $1.20       1,579,124    $1.22      2,214,000    $1.58

Options
 exercisable
 at year end         1,322,786     $1.24       1,102,846    $1.22      1,470,250    $1.39

Weighted
 average
 fair value of
 options
 granted during
 the year           $     0.42                $     0.71             $     1.44



       The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999.

                                 Options Outstanding                Options Exercisable
                                          Weighted
                                          Average       Weighted                 Weighted
                            Number       Remaining      Average     Number       Averaged
       Range of          Outstanding    Contractual     Exercise Exercisable   Exercisable
   Exercise Prices       at 12/31/99    Life (Years)     Price   at 12/31/99      Price
   $  .31                    17,500         4.00        $0.31          4,375       $0.31
   $  .69  -  $1.00       1,123,066         1.89         0.90        912,786        0.94
   $ 1.50  -  $1.94         283,250         2.48         1.55        228,375        1.55
   $ 2.09  -  $2.32         143,000         2.03         2.26        124,000        2.27
   $ 2.52  -  $2.91          61,500         2.20         2.76         53,250        2.79
                          1,628,316         2.04        $1.20      1,322,786       $1.24



       The following are the pro forma net loss and net loss per share for the years ended December 31, 1999, 1998 and 1997, as if the compensation cost for the option plan had been determined based on the fair value at the grant date for grants in those periods and reflected in the financial statements:


                             Years Ended December 31,
                          1999             1998         1997
Net loss:
  As Reported         $  (836,824)   $ (5,263,153)   $(294,664)
  Pro Forma           $(1,022,488)   $ (4,710,218)   $(876,280)

Net loss per share:
  As Reported         $     (0.05)   $      (0.36)   $   (0.08)
  Pro Forma           $     (0.06)   $      (0.32)   $   (0.14)


       The effects on the years ended December 31, 1999, 1998 and 1997 pro forma loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years because additional options will vest subsequent to December 31, 1999 and the Company expects to grant additional options in future years.

       The fair value of each option grant was estimated using the Black-Scholes model with risk-free interest rates on the date of grant, which ranged from 4.3% to 6.8%. The Company has never declared nor paid dividends on its common stock and does not expect to in the foreseeable future. The volatility factor of the expected market price of the Company's common stock used in estimating the fair value of the grants was .875 and the expected life of the options was estimated as five years.

       The  Company, at the discretion of the Board of Directors, has  granted  warrants  from time to  time,  generally  in
       conjunction  with  the  sale of equities.   The  following
       table presents warrants outstanding:

                                      December 31,
                           1999           1998          1997

Eligible, End of Year
for Exercise
Currently                 5,000,580      5,000,580    2,709,089

Warrants issued                 ---      2,500,000          ---
Low exercise price     $        ---   $       3.00   $      ---
High exercise price    $        ---   $       3.00   $      ---



       The warrants outstanding as of December 31, 1999, are currently exercisable and expire at various dates through October 5, 2005. The outstanding warrants entitle the owner to purchase one share of Common Stock for each warrant, at prices ranging from $0.65 to $3.00 per share.

       During the year ended June 30, 1996, the exercise price of 1,000,000 warrants issued in the prior year was reduced from $1.50 to $.65. The maximum cumulative expense to be recorded by the Company upon exercise of these warrants will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the remaining life of the warrants. Accordingly, the Company recognized expenses totaling $106,000 annually in 1999, 1998 and 1997.


Note 9 -    Segment Information:
          A.   Description of reportable segments
             In prior years, the Company had three reportable segments. During 1998, the Internet segment ceased operations, and in 1999, 58.1% of the Traffic Systems segment was sold, leaving Financial Solutions as the sole reportable segment at December 31, 1999. Segment information for 1999 has been omitted since all operations relate to a single segment.

             The Financial Solutions division produces and sells credit and debit card fraud detection products and database marketing products to financial institutions and processors of financial data. The Traffic Systems segment provided remote traffic management products, mainly to municipalities and universities. The Company's Internet segment was engaged in the development of an internet commerce solution.

       B. Measurement of segment profit or loss and segment assets The Company evaluates performance based on profit or
          loss   from   operations  before  income  taxes.    The
          accounting policies of the reportable segments are the same as those described in Note 1.

       C.   Segment profit or loss and segment assets
         All  revenues are from external customers.  There are no
          intercompany sales. The "All Other" category represents general corporate activity. "All Other" revenues consist primarily of royalties (Note 16) and, in 1997, includes $480,000 relating to the termination of a license agreement (Note 15).

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


       D.   Geographic Information
          Revenues  are  attributed to  countries  based  on  the
          location  of  customers.   All  long-lived  assets  are
          located in the United States.


Years Ended December 31,
                           1999           1998           1997
United States         $ 4,196,612    $ 1,918,951    $ 3,391,825
France                        ---            ---        480,899
Belgium                   151,200        212,097        903,662
Germany                       ---         17,460            ---
Japan                     685,850         55,333        531,590
Canada                     81,117         27,000        223,000
Singapore                     ---         10,535            ---
All other countries           ---            ---        150,100
                      $ 5,114,779    $ 2,241,376    $ 5,681,076


       E.   Revenues from Major Customers
          All  revenues presented are derived from the  Company's
          Financial Solutions segment with the exception of Customer E, which relates to the Traffic Systems segment.

                                 Years Ended December 31,
                              1999          1998        1997

          Customer A   $  3,106,631   $  620,732    $ 2,216,375
          Customer B            ---          ---        903,662
          Customer C        685,850          ---            ---
          Customer D            ---      445,115            ---
          Customer E            ---      302,979            ---

Note 10 -Other income (expense) - net:
       Other income (expense) as reflected in the consolidated statements of operations consists of the following:


                                  Years Ended December 31,
                               1999         1998          1997

Interest income (expense)   $   9,098    $(20,350)   $  (3,598)

Expense relating to
  financing operations      (106,484)    (106,483)    (106,484)

Other - net                       ---      100,655      141,403

Other Income
 (Expense) - Net            $(97,386)    $(26,178)   $   31,321


Note 11 - Income taxes:
       The Company accounts for income taxes using the deferred liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

       The components of the provision for income taxes are:




                                         December 31,
                               1999         1998          1997

       Current - Federal      $   ---     $    ---     $30,000

       Deferred                   ---          ---         ---

        Total Income Taxes     $   ---     $    ---     $30,000


       Significant  components  of  the  Company's  deferred  tax liabilities  and assets as of December 31, 1999  and  1998 are as follows:



                                           December 31,
                                         1999         1998
Deferred tax liabilities:
Deferred development costs         $    22,000     $     32,000
Total deferred tax liabilities          22,000           32,000

Deferred tax assets:
Accounts receivable                      2,000           12,000
Accrued expenses                       308,000          246,000
Deferred income                         32,000           16,000
Tax credits                             17,000           17,000
Net operating loss
Nestor, Inc.                         5,988,000        6,414,000
Subsidiaries                               ---        2,205,000
Total deferred tax assets            6,347,000        8,910,000

Valuation allowance                 (6,325,000)      (8,878,000)
Net deferred tax assets                 22,000           32,000
Net deferred tax balance           $       ---     $        ---



       The December 31, 1998 deferred tax liabilities, assets and valuation allowance reflect the consolidated balances of Nestor, Inc. and its subsidiaries, whereas the December 31, 1999 amounts represent Nestor, Inc. only (Note 1).

       In accordance with FAS 109, a valuation allowance must be established until it is more likely than not that future benefits arising from net deferred tax assets will be realized. Realization is not assured in future tax projections.

         A reconciliation of the provision for income taxes to the amount computed using the Federal statutory tax rates consists of the following:



                                         Years Ended December 31,
                                    1999          1998          1997
Income (loss) before taxes
 and investment loss            $  645,000    $(5,263,000)   $(265,000)

Tax at statutory rate of 34%    $  219,000    $(1,789,000)   $(101,000)
State income tax (net of
 federal benefit)                   47,000       (313,000)     (19,000)
Effect of permanent differences     36,000         101,000     (36,000)
Valuation allowance               (302,000)      2,001,000     186,000

Income tax expense              $      ---    $        ---   $  30,000

       The   Company   has  available  at  December   31,   1999,
       $16,703,000 and $5,200,000 of net operating loss carryforwards for federal and state purposes, respectively. These loss carryforwards may be applied against future taxable income and begin to expire in 2000.

Note 12 -  Nestor Traffic Systems, Inc. Affiliate:
       On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common stock interest (540,000 shares at $4.35 per share) to a private group of investors for $2,350,000 in cash and issued an option to purchase an additional 17.5% of its common stock for $1,750,000. The option was scheduled to expire on January 31, 2000. On November 30, 1999, the Company, NTS and the investor group agreed to accelerate the exercise of the option and an additional 20.6% interest (710,000 shares at $2.47 per share) was sold for $1,755,000. The investor group includes three officers of the Company and the subsidiary, who in the aggregate, contributed $600,000 of the initial cash and $170,059 in the second sale, invested on the same basis as third-party investors. Similar transactions may occur in the future since NTS is in the development stage and it continues to seek additional equity investors.

       As a result of these transactions, the Company's interest in NTS decreased to 42%, prompting the change from consolidation to equity accounting for the year ended December 31, 1999. The investment in affiliate balance of $710,690 at December 31, 1999 reflects the Company's interest in NTS's equity.

       Presented below is summarized NTS financial information at December 31, 1999 and for the year then ended:

               Current assets           $ 2,126,000
               Noncurrent assets            296,000
               Current liabilities          724,000
               Stockholders' equity       1,698,000

               Total revenues               167,000
               Operating expenses         2,656,000
               Net loss                   2,453,000

       During the period January 1, 1999 through March 31, 1999, the Company advanced NTS financing to cover operating expenses amounting to approximately $550,000. Of this advance, $275,000 was reimbursed in March 1999, and the balance is due on the earlier of NTS raising new equity of at least $3,000,000 or December 31, 2000. Periodically, additional advances are made by the Company to NTS primarily as a result of shared accounts, and these amounts are due as invoiced. The amount due from NTS at December 31, 1999 was $320,459.

       On January 1, 1999, the Company entered into an exclusive license with NTS to apply certain proprietary technologies in the fields of using video and other sensors to analyze, monitor and respond to movement of persons or objects in vehicular, rail, air or other modes of transportation or supporting the foregoing. The license expires upon the expiration of the underlying patents protecting the technologies used in NTS's products. The license provides for royalties to the Company starting in 2000 equal to 5% of the gross margin realized from sales or licensing or products subject to the license, and increasing to 10% of the gross margin in calendar years 2001 and beyond. The license requires minimum annual royalties of $125,000 in 2001, increasing to $1,000,000 in 2005 and beyond, in order to maintain exclusive rights. No royalties were due or payable in 1999.

       NTS uses facility and administrative services of the Company, including use of office space and executive, accounting and other support personnel. NTS reimburses the Company monthly for these services at a rate of $39,913 for up to 15 NTS employees, and $47,267 for above 15 employees. Such reimbursement will decrease as NTS obtains its own office space and develops an independent executive and support staff. Facility and administrative fees charged to NTS during 1999 were $479,000.


Note 13 - Related party transactions:
       Herbert S. Meeker, a director of the Company, is a partner in the law firm of Baer, Marks & Upham, which the Company uses for legal services. For the years ended December 31, 1999, 1998 and 1997, the Company recorded an expense for Baer, Marks & Upham of $15,600, $15,600 and $14,400, respectively.

       Bruce W. Schnitzer, who became a director of the Company in August 1994, is Chairman of Wand Partners, Inc., a private investment firm that the Company uses for management consulting. For the years ended December 31, 1999, 1998 and 1997, the Company recorded an expense for Wand Partners, Inc. of $41,497, $47,770 and $49,479,
       respectively. During 1997 the Company granted Mr. Schnitzer, as a director of the Company, a non-qualified stock option for a total of 5,000 shares and recognized an expense of $6,900. Additionally, during 1998 and 1997, the Company paid Wand Partners dividends totaling $69,046 and $35,613, respectively, on the redeemable preferred stock held by Wand. Included in accrued liabilities at December 31, 1999 and 1998 are $99,167 and $63,738, respectively, due Wand Partners, Inc.

       Thomas F. Hill, who became a director of the Company in August 1994, is President of Thomas F. Hill, Inc., a consulting firm that the Company uses for marketing consulting. During 1997 the Company granted Mr. Hill, as a director of the Company, a non-qualified stock option for a total of 5,000 shares and recognized an expense of $6,900.

       Thomas D. Halket, who became an officer of the Company in January 1993, is a partner in the law firm of Hughes Hubbard & Reed LLP, which the Company uses as outside counsel. For the years ended December 31, 1999, 1998 and 1997, the Company recorded an expense for Hughes Hubbard & Reed LLP of $76,106, $80,039, and $100,961,
       respectively.

       During 1997 the Company issued non-qualified options to Mr. Sam Albert, Dr. Leon Cooper,
       Dr. Charles Elbaum, and Mr. Jeffrey Harvey as directors of the Company. Each option was for 5,000 shares and the Company recognized an expense of $27,600.

       During 1998, TSAI, the parent company of Applied Communications, Inc. (ACI), became a significant shareholder of the Company (Note 7). For the years ended December 31, 1999 and 1998, the Company recorded revenues of $3,106,631 and $620,730, respectively from ACI. At December 31, 1999 and 1998, accounts receivable included $489,494 and $157,808 due from ACI and unbilled was $3,141,574 and $711,434. Also at December 31, 1999 and
       1998, deferred income included $2,768,257 and $896,000 from ACI. Further related party transactions with TSAI are discussed in Notes 6, 8 and 17.

       See Note 12 for transactions with affiliate.

Note 14 - Commitments and contingencies:
       The Company leases a facility in Rhode Island under an operating lease dated April 1, 1998, as amended. This lease provides for annual rentals of $195,000 through March 2001, $201,500 through March 2002, and $208,000 through March 2003.

       Rent  expense  of  $195,000,  $193,953  and  $188,936  was charged to operations for the years ended December 31, 1999, 1998 and 1997, respectively.

       On August 1, 1994, the Company signed a Financial Advisory Agreement with Wand Partners, Inc. The terms of the Agreement specify that Wand Partners, Inc. will provide consulting services for a fee of $40,000 per year, plus out-of-pocket expenses. The Agreement is in effect so long as Wand Partners, Inc. owns at least
       500,000 shares of Nestor's Common Stock, or other equities which are convertible into that number of shares of Common Stock (See Note 13 - Related party transactions).

       The aggregate minimum payments due over the remaining term of the above agreements is as follows:

                    December 31, 2000      $    235,000
                    December 31, 2001           239,875
                    December 31, 2002           246,375
                    December 31, 2003            92,000
                    December 31, 2004            40,000
                    Thereafter                   40,000
                                           $    893,250

Note 15 -   Termination of license agreement:
       In June 1997 the Company and Sligos terminated their License Agreement. Pursuant to the termination agreement, the Company paid Sligos in July 1997, $225,000 in full settlement of its obligation to Sligos, which had been classified as a current liability on the Company's balance sheet, and of the repurchase from Sligos of
       452,000 shares of Company's Series A Preferred Stock. The Company allocated $125,000 of the payment to the settlement of its current liability to Sligos and consequently recorded other income of $100,000 as discount on the obligation to Sligos. The Company allocated the remaining $100,000 of the payment to the repurchase of its Series A Preferred Stock and, accordingly, reclassified $352,000 to additional paid-in capital. The Company also eliminated the long-term deferred income related to Sligos prepayments (which were received in October 1990) and recorded software licensing revenues of $480,000.

Note 16 - Significant transactions:
       On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with National Computer Systems, Inc. (NCS) transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. The Company received $1,400,000 as an initial license fee pursuant to the Licensing Agreement, and has the right to receive royalties on future sales of the products by NCS. The minimum annual royalty to maintain exclusive rights was $160,000 and $200,000 for the years ended June 30, 1997 and 1998, respectively. NCS lost its exclusive rights under the contract on June 30, 1998, upon failure to meet minimum royalty obligations. Royalties are computed as 10% of the ICR product sales. The Company recognized $34,000, $32,000 and $120,000 of revenue under this license agreement in calendar 1999, 1998 and 1997, respectively.


Note 17-                    Litigation:
       On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of Financial Services, obtained a patent titled "Fraud
       Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of Nestor's patents (infringement claims withdrawn January 10, 2000). The suit seeks various damages, including lost profits and treble damages.

       On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against ACI and its parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. ACI has requested that the Company provide indemnification against some of the claims in the suit pursuant to an agreement between ACI and the Company.

       Costs associated with the suit are being expensed as incurred. Although the Company believes that it will prevail, there can be no assurance as to the outcome of this suit, the counterclaim, or the ACI suit. Any conclusion of this litigation in a manner adverse to the Company may have an adverse effect on its future financial condition and results of operations.


                          NESTOR, INC.                   Part IV
                                                         Item 14
           CONSOLIDATED FINANCIAL STATEMENT SCHEDULE Schedule II
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                                        Charged
                                Balance at   Charged       to     Deductions   Balance at
                               Beginning of     to       Other       from        end of
                                  Period     Expense    Accounts   Reserve       Period

Allowances deducted
 from accounts receivable:

Year Ended December 31, 1997    $ 145,235   $  80,495  $  ---     $(71,176)     $154,554

Year Ended December 31, 1998    $ 154,554   $  40,081  $  ---     $(163,450)    $ 30,300

Year Ended December 31, 1999    $  30,300   $   5,000  $  ---     $(31,155)     $  4,145






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

              Schedule II:
              Valuation and Qualifying Accounts and Reserves

              All other schedules are omitted because such information is not applicable

                    (2) Exhibits numbered in accordance with Item 601 of Regulation S-K.






(See Exhibit Index)


Exhibits filed herewith:

21.2 Nestor Traffic Systems, Inc. financial statements for the year ended December 31, 1999.

99.1 Safe Harbor for Forward-Looking Statements Under the Private
     Securities Litigation Reform Act of 1995.

     (b)  Reports on Form 8-K:

          On   May  7,  1998,  the  Corporation  filed  with  the
          Securities and Exchange Commission a current report on Form 8-K dated April 28, 1998 is hereby incorporated by reference.

          On  December  3, 1998, the Corporation filed  with  the
          Securities and Exchange Commission a current report on Form 8-K dated November 25, 1998 is hereby incorporated by reference.

          On  April  23,  1999, the Corporation  filed  with  the
          Securities and Exchange Commission a current report on Form 8-K dated March 25, 1999 is hereby incorporated by reference.



INDEX OF EXHIBITS

          Exhibit No.    Description of Exhibit
          3.1 Certificate of Incorporation of the Company, filed as an Exhibit to the Company's Registration Statement on Form S18, Commission File No. 286182-B, is hereby incorporated herein by reference.
          3.2 Amendment to the Certificate of Incorporation of the Company, dated December 5, 1985, filed as an Exhibit to the Company's Form 8 amending the Company's Form 10-K for the fiscal year ended June 30 1987 (the "1987 Form 8"), is hereby incorporated herein by reference.
          3.3 Amendment to the Certificate of Incorporation of the Company, dated December 4, 1986, filed as an Exhibit to the 1987 Form 8, is hereby incorporated herein by reference.
          3.4 Bylaws of the Company, as amended, filed as Exhibit to the 1987 Form 8, is hereby incorporated herein by reference.
          4          Nestor, Inc. Incentive Stock Option Plan, as
          amended,   filed  as  an  Exhibit  to   the   Company's
          Registration Statement on Form S-8, filed May 5, 1987, is hereby incorporated herein by reference.
          4.1 Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed May 16, 1997, is hereby incorporated by reference.
          4.2 Securities Purchase Agreement dated April 28, 1998 with Transaction Systems Architects, Inc. to purchase 2,500,000 common shares of the Company and a warrant for an additional 2,500,000 common shares.
          4.3         Nestor  Traffic  Systems,  Inc.,  Form   of
          Subscription Agreement dated March 25, 1999, to sell a 37.5% equity position in its common stock and issue a warrant for an additional 17.5% common stock interest.
          10.1 Non-Exclusive Field-of-Use License Agreement dated June 21, 1988 between the Company and Morgan Stanley & Co. Incorporated, filed as an Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1988, is hereby incorporated herein by reference.
          10.2 Cooperative Marketing Agreement dated May 26, 1988 between the Company and Arthur D. Little, Inc., filed as an Exhibit to the Company's Form 10-K for the fiscal year ended June 30, 1988, is hereby incorporated herein by reference.
          10.3 Lease Rider dated February 6, 1985 between Richmond Square Technology Park Associates and the Company, filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended June 30, 1986, is hereby incorporated herein by reference.
          10.4 Employment Agreement dated August 4, 1986 between the Company and Michael G. Buffa, filed as Item 5 of the Company's Report on Form 8-K dated September 11, 1986, is hereby incorporated herein by reference.
          10.5 Joint Venture Agreement between the Company and Oliver, Wyman & Co., dated December 4, 1986, filed as an Exhibit to the 1987 Form 10-K, is hereby incorporated herein by reference.
          10.6 Employment Agreement dated as of July 1, 1989 between the Company and David Fox filed as an Exhibit to the 1989 Form 10-K is hereby incorporated by reference.
          10.7 Employment Agreement dated as of September 15, 1988 between the Company and Douglas L. Reilly filed as an Exhibit to the 1989 Form 10-K is hereby incorporated by reference.
          10.8 Memorandum dated January 1, 1989 regarding stock bonus plan for Douglas L. Reilly filed as an Exhibit to the 1989 Form 10-K is hereby incorporated by reference.
          10.9 Amendment to Joint Venture Agreement dated May 8, 1990 between the Company and Oliver, Wyman & Co. filed as an Exhibit to the 1992 Annual Report on Form 10-K is hereby incorporated by reference.
          10.10 License Agreement dated October 26, 1990 by and between the Company and Sligos, S. A. filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K is hereby incorporated by reference.
          10.11        Supplemental   License   Agreement   dated
          September 9, 1991 by and between the Company and Sligos, S. A., filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K, is hereby incorporated by reference.
          10.12       NestorWriter(TM)License   and   Development
          Agreement dated September 11, 1991 between the Company and Poqet Computer Corporation.
          10.13 License Agreement for Product Development and Marketing dated October 30, 1990 between the Company and Lyonnaise des Eaux-Dumez.
          10.14 Software Development Agreement dated October 30, 1990 between the Company and Lyonnaise des Eaux-Dumez.
          10.15 License Agreement dated November 27, 1990 between the Company and Atari Corporation.
          10.16 License Agreement for Product Development and Marketing dated March 18, 1991 between the Company and Dassault Electronique.
          10.17 Agreement of Purchase and Sale dated August 16, 1991 between the Company and Diversified Research Partners filed as Item 5 of the Company's report on Form 8-K dated August 21, 1991 is hereby incorporated herein by reference.
          10.18 License Agreement dated October 15, 1993, between the Company and Intel Corporation filed as an Exhibit to the Company's 1994 Annual Report on Form 10-K is hereby incorporated by reference.
          10.19 Exclusive Marketing Agreement dated April 7, 1994, between the Company and Intel Corporation filed as an Exhibit to the Company's Current Report on Form 8-K dated April 7, 1994, is hereby incorporated by reference.
          10.20 Securities Purchase Agreement dated August 1, 1994, between the Company and Wand/Nestor Investments L.P. ("Wand") filed as Item 5 of the Company's report
          on   Form   8-K  dated  August  8,  1994,   is   hereby
          incorporated herein by reference.
          10.21 Standby Financing and Purchase Agreement dated as of March 16, 1995 between the Company and Wand, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 16, 1995, is hereby incorporated by reference.
          10.22 First Amended and Restated Standby Financing and Purchase Agreement dated June 30, 1995 between the Company and Wand, filed as an Exhibit to the Company's Current Report on Form 8-K dated July 7, 1995, is hereby incorporated by reference.
          10.23 Amendment Agreement dated December 20, 1994 between the Company and Sligos, S.A., filed as an Exhibit to the Company's Registration Statement on Form
          S-2,   Commission   File  No.   33-93548,   is   hereby
          incorporated herein by reference.
          10.24       Technology  Development  Subcontract  dated
          December  20,  1994,  between  the  Company  and   Alta
          Technology  Corporation, filed as  an  Exhibit  to  the
          Company's   Registration   Statement   on   Form   S-2,
          Commission File No. 33-93548, is hereby incorporated herein by reference.
          10.25 Agreements between the Company and Europay International S.A. ("Europay") consisting of: (i) Fraud Study Agreement dated August 3, 1993, together with appendices and exhibits thereto; (ii) Confidentiality Agreement dated August 3, 1993; (iii) Nestor Fraud Detection System User License dated September 21, 1994;
          (iv) Source Code Addendum to Nestor Fraud Detection System User License, dated September 22, 1994; and (v) Memorandum of Understanding dated May 5, 1995, filed as an Exhibit to the Company's Registration Statement on Form S-2, Commission File No. 33-93548, is hereby incorporated herein by reference.
          10.26 Lease of executive offices of the Company, together with the most recent rider thereto, filed as an Exhibit to the Company's Registration Statement on Form S-2, Commission File No. 33-93548, is hereby incorporated herein by reference.
          10.27      Non-Exclusive License Agreement between  the
          Company    and    International    Business    Machines
          Corporation, filed as an Exhibit to the Company's Current Report on Form 8-K dated January 30, 1996, is hereby incorporated by reference.
          10.28 Securities Purchase and Exchange Agreement between the Company and Wand/Nestor Investments L.P., filed as an Exhibit to the Company's Current Report on Form 8-K dated January 30, 1996, is hereby incorporated by reference.
          10.29 Securities Purchase Agreement between the Company and Wand/Nestor Investments L.P., filed as an Exhibit to the Company's Current Report on Form 8-K
          dated   March  7,  1996,  is  hereby  incorporated   by
          reference.
          10.30       Asset   Purchase  Agreement   and   License
          Agreement between the Company and National Computer Systems, Inc., filed as an Exhibit to the Company's
          Current Report on Form 8-K dated June 11, 1996, is hereby incorporated by reference.
          10.31 PRISM Non-Exclusive License Agreement between the Company and Applied Communications, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated September 19, 1996, is hereby incorporated by
          reference.   Portions of the Exhibit omitted,  pursuant
          to a grant of confidential treatment.
          10.32 License Agreement dated as of March 28, 1997, between Nestor, Inc. and Total System Services, Inc. filed as an Exhibit to the Company's Current report on Form 8-K dated April 8, 1997, is hereby incorporated by
          reference.   Portions of the Exhibit omitted,  pursuant
          to a grant of confidential treatment.
          10.33 Asset Acquisition Purchase Agreement dated March 31, 1997 among Nestor Interactive, Inc., Cyberiad Software, Inc., Christopher L. Scofield and Jeffrey
          Pflum filed as an Exhibit to the Company's Current Report on Form 8-K dated April 10, 1997, is hereby incorporated by reference.
          10.34 Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 1997 is hereby incorporated by reference.
          10.35 Amendment to the PRISM Non-Exclusive License Agreement dated as of April 18, 1997, between Nestor, Inc. and Applied Communications, Inc. filed as an Exhibit to the Company's Current Report on Form 8-K
          dated   April  30,  1997  is  hereby  incorporated   by
          reference. Portions of the Exhibit omitted pursuant to a grant of confidential treatment.
          10.36 Exclusive License Agreement between Nestor, Inc. and Nestor Traffic Systems, Inc. dated January 1, 1999 filed as an Exhibit to the Company's Current Report on Form 8-K dated March 25, 1999.
          21        Nestor IS, Inc., a wholly owned subsidiary of
          Nestor,  Inc.  incorporated  January  1,  1997,   doing
          business as Nestor Intelligent Sensors.
          21.1 Nestor Interactive, Inc. a wholly owned subsidiary of Nestor, Inc. incorporated January 1, 1997.
          21.2        Nestor  Traffic  Systems,  Inc.   financial
          statements for year ended December 31, 1999.
          27         Financial data schedule for the  year  ended
          December 31, 1999.
          99.1 Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995.
          103        Copy of Complaint filed on November 25, 1998
          against HNC Software, Inc. alleging anticompetitive, exclusionary and predatory conduct in the Registrant's market.