Form 10-Q
period 2000-03-31
NESTOR INC
filed 2000-05-15
CIK 720851

-7-



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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


                Yes  X              No _________


    Common stock, par value .01 per share:  17,567,034 shares
                outstanding as of March 31, 2000






                          NESTOR, INC.

                            FORM 10 Q
                         March 31, 2000

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2000 (Unaudited) and December 31, 1999

Condensed Consolidated Statements of Operations (Unaudited)
Quarters ended March 31, 2000 and 1999

Condensed Consolidated  Statements of Cash Flows (Unaudited)
Quarters Ended March 31, 2000 and 1999

Notes to Condensed Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Results of Operations and Financial Condition


Item 3 Quantitative and Qualitative Disclosure of Market Risk



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Condensed Consolidated Balance Sheets

                                            March 31, 2000   December 31, 1999
Current assets:
 Cash and cash equivalents                  $    476,910    $  1,048,802
 Accounts receivable, net of
  allowance for doubtful accounts              1,384,495         984,318
 Unbilled contract revenue                     1,039,210       1,200,484
 Due from affiliate                              320,576         320,459
 Other current assets                            202,903         161,809
    Total current assets                       3,424,094       3,715,872

Noncurrent assets:
 Long term unbilled contract revenue           2,071,225       1,965,532
 Investment in affiliate                         320,512         710,690
 Property and equipment - net                    245,738         269,917
 Deferred development costs - net                 50,000          56,000
 Patent development costs                         65,092          55,894

Total Assets                                 $ 6,176,661    $  6,773,905



 Liabilities and Stockholders' Equity


Current liabilities:
 Accounts payable and
  other current liabilities                 $  1,266,619    $  1,133,398
 Deferred income                               1,188,284       1,371,217
    Total current liabilities                  2,454,903       2,504,615

Noncurrent liabilities:
 Long term deferred income                     2,071,225       1,965,532
    Total liabilities                          4,526,128       4,470,147


Stockholders' equity:
Preferred Stock Series B,
 $1.00 par value, authorized
 10,000,000 shares; Issued and
 outstanding 325,000 shares
 at March 31, 2000 and 345,000
 shares at December 31, 1999
 (liquidation value $1.00
  per share)                                     325,000         345,000
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 Issued and outstanding
 17,567,034 shares at
 March 31, 2000 and 17,499,327
   shares at December 31, 1999                   175,670         174,993
Warrants and options                             763,572         736,951
Additional paid-in capital                    26,651,204      26,574,123
Retained deficit                             (26,264,913)    (25,527,309)
   Total stockholders' equity                  1,650,533       2,303,758

Total Liabilities and
   Stockholders' Equity                     $  6,176,661    $  6,773,905


The Notes to the Condensed Consolidated Financial Statements are an
                integral part of this statement.



                          Nestor, Inc.
         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                               Quarter Ended March 31,
                                                2000              1999
Revenues:
  Software licensing                        $   823,656      $ 1,198,526
  Engineering services                          375,643          175,362
       Total revenues                         1,199,299        1,373,888

Operating expenses:
  Engineering services                          288,382          208,333
  Research and development                      327,594          250,779
  Selling and marketing expenses                376,189          321,669
  General and administrative expenses           530,904          240,527
       Total operating expenses               1,523,069        1,021,308

Income (loss) from operations                  (323,770)         352,580

Other expense                                   (23,656)         (23,056)

Income (loss) for the period before
  income taxes (benefit) and
  investment loss                              (347,426)         329,524

Income taxes (benefit)                              ---              ---

Loss from investment in affiliate              (390,178)        (312,884)

Net income (loss) for the period             $ (737,604)      $   16,640


Income (loss) per share,
  basic and diluted                         $     (0.04)     $      0.00

Basic and diluted shares                     17,863,031       17,844,327



The Notes to the Condensed Consolidated Financial Statements are
               an integral part of this statement.




                          Nestor, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                                                 Quarter Ended March 31,
                                                 2000              1999
Cash flows from operating activities:
  Net income (loss)                          $ (737,604)      $    16,640
  Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
    Depreciation and amortization                 30,179           32,361
    Loss from investment in affiliate            390,178          312,884
    Expenses charged to operations
      relating to warrants and
      capital transactions                        26,621           26,621
    Changes in assets and liabilities:
      (Increase) in accounts receivable         (400,177)        (259,493)
      (Increase) decrease in unbilled
       contract revenue                           55,581         (257,138)
      (Increase) in other assets                 (41,094)        (237,224)
      Increase in accounts payable
      and other current liabilities              136,260          117,720
      (Decrease) in deferred income              (77,240)        (128,813)

      Net cash used by
      operating activities                      (617,296)        (376,442)

Cash flows from investing activities:
Advances to affiliate - net                         (117)        (270,093)
Purchase of property and equipment                   ---           (3,189)
Patent development costs                          (9,198)             ---

      Net cash used by
      investing activities                        (9,315)        (273,282)

Cash flows from financing activities:
Repayment of obligations under
  capital leases                                  (3,039)         (12,797)
Proceeds from issuance of common stock            57,758              ---
Net cash provided (used)by
  financing activities                            54,719          (12,797)

Net change in cash and cash equivalents         (571,892)        (662,521)

Cash and cash equivalents -
  beginning of period                          1,048,802        1,175,183

Cash and cash equivalents -
  end of period                              $   476,910      $   512,662

Supplemental cash flows information
Interest paid                                $     2,116      $     4,636

Income taxes paid                            $       ---      $       ---


The Notes to the Condensed Consolidated Financial Statements are an
                integral part of this statement.




                          Nestor, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)
                         March 31, 2000

Note 1 -  Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc.
("Interactive") effective January 1, 1997. On March 25 and November 30, 1999, NTS sold in the aggregate a 58.1% common-stock interest to a private group of investors. As a result of these transactions, the Company changed from consolidation to equity accounting for its interest in NTS for the year ended December 31, 1999. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. Any future marketing or development of Interactive's product has been transferred to Nestor, Inc. All intercompany transactions and balances have been eliminated.

The following unaudited information presents summarized quarterly results for the quarter ended March 31, 1999, as previously reported and as presented in the accompanying condensed financial statements to reflect the equity method of accounting for NTS.


                              As Previously
                                Reported          Reclassified

     Total revenues           $  1,441,168        $  1,373,888

     Income (loss) from
       operations                 (148,035)            352,580

     Minority interest             187,731                 ---

     Loss from investment
       in affiliate                    ---            (312,884)

     Net income                     16,640              16,640


Presented below is summarized NTS financial information at  March
31,  2000, December 31, 1999 and for the quarters ended March 31,
2000 and 1999:

                            March 31, 2000     December 31, 1999
  Current assets            $  1,180,211          $ 2,125,602
  Noncurrent assets              270,845              295,958
  Current liabilities            685,381              723,781
  Stockholders' equity           765,676            1,697,779

                                    Quarter Ended March 31,
                                  2000                 1999
  Total revenues            $    176,238          $    67,280
  Operating expenses           1,122,060              567,895
  Net loss                       932,103              500,615

NTS is a development stage company, focusing activities primarily on raising capital, research and development, establishing supply and production processes, and sales and marketing. Accordingly, NTS's continuation as a going concern is uncertain subject to their ability to raise additional capital and generate sufficient revenue to support future operations.

Note 2 -  Litigation:
On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of Financial Services, obtained a patent titled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of Nestor's patents (infringement claims withdrawn January 10, 2000). The suit seeks various damages, including lost profits and treble damages.

On   June  15,  1999,  HNC  answered  the  lawsuit  denying   the
allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's
patents.   On  the same day, HNC brought suit in  San  Diego,  CA
against  the Company's marketing partner, Applied Communications,
Inc.   (ACI) and ACI's parent alleging various causes  of  action including  patent infringement of the above described  patent  by
the  Company's PRISM product which ACI markets.   In April  2000,
HNC, ACI and its parent agreed to dismiss the lawsuit. ACI has requested that the Company provide indemnification against some of its legal counsel costs pursuant to the PRISM license agreement between ACI and the Company.

Costs associated with the suit are being expensed as incurred. Although the Company believes that it will prevail, there can be no assurance as to the outcome of this suit, the counterclaim, or the ACI indemnity claim. Any conclusion of this litigation in a manner adverse to the Company may have an adverse effect on its future financial condition and results of operations.





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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 1999 Form 10-K.


Results of Operations

For the quarter ended March 31, 2000, the Company realized consolidated revenues totaling $1,199,000 and expenses of $1,523,000, which resulted in a consolidated operating loss for the quarter of $324,000 before taxes and loss from investment in affiliate. The Company reported a consolidated net loss of $738,000 for the current quarter after allowance for loss from investment in affiliate (Nestor Traffic Systems, Inc., a 42% owned affiliate) of $390,000. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $1,374,000 and $1,021,000, respectively, producing income from operations of $353,000, and after loss from investment in affiliate in the amount of $313,000, the Company reported net income of $17,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, and from contract engineering and modeling services. During the quarter ended March 31, 2000, consolidated revenues decreased 13% to $1,199,000 from $1,374,000 in the quarter ended March 31, 1999. The decrease results primarily from a reduction in new licenses realized in the quarter offset in part by increased billable engineering services.

Software Licensing

Total product-licensing revenues were $824,000 in the quarter ended March 31, 2000, a 31% decrease from $1,199,000 reported in the same quarter of the prior year.

The decrease in revenues from the prior-year is attributable to two new PRISM licenses delivered in the prior year to CSK, our marketing partner in Japan. These licenses, totaling approximately $580,000, were not replicated by CSK in 2000. This decrease was partially offset by five new licenses realized from direct sales and through our worldwide marketing partner, Applied Communications, Inc., as compared to two new licenses in 1999. In addition, monthly license fees that are generally based upon volume levels decreased 7% to $271,000 in the current quarter versus 1999 as three licenses transferred or terminated in late 1999 and were not fully offset by new licenses contributing monthly license fees or growth in current customer volumes. As of March 31, 2000, the Company has eleven customers that are expected to begin producing monthly license fees in the coming year.

Engineering Services

During   the   quarter  ended  March  31,  2000,  revenues   from
engineering contracts increased 114% to $375,000 from $175,000 in the corresponding quarter of the prior year.

The increase in engineering revenues is primarily the result of additional project management, customization and modeling fees associated with the increase in new licenses during 1999 and 2000 which generally are not yet producing monthly license fees, as discussed above.

Operating Expenses

Total operating expenses amounted to $1,523,000 in the quarter ended March 31, 2000, an increase of $502,000 (49%) from total operating costs of $1,021,000 in the corresponding quarter of the prior year. The primary reasons for the increase include increased legal fees and reserve for uncollectable accounts and increases in engineering and sales headcount.

Engineering Services

Costs  related  to engineering services totaled $288,000  in  the quarter ended March 31, 2000, as compared to $208,000 in the corresponding quarter of the prior year and reflect the associated increase in revenues in the respective periods. As a percentage of related engineering revenues, these costs decreased from 118% last year to 77% this year reflecting a higher chargeable efficiency rate in 2000 resulting from the increase in new licenses discussed above.

Research and Development

Research and development expenses totaled $328,000 in the quarter ended March 31, 2000, as compared with $251,000 in the year-earlier period. Increases in 2000 relate primarily to efforts in three areas, (i) PRISM 5.0 release modifications including work to enable internet fraud detection application, (ii) modification of PRISM code for Money Laundering applications, and (iii) the update and integration of the Company's CampaignOne and InterSite products into eCLIPSE for enterprise-wide customer relationship management applications.

Selling and Marketing

Selling and marketing costs totaled $376,000 in the quarter ended March 31, 2000, as compared with $322,000 in the corresponding quarter of the prior year, an increase of 17%. The increase reflects additional marketing efforts by the Company including a net addition of two salesmen to the sales and marketing staff.

General and Administrative

General  and  administrative expenses  totaled  $531,000  in  the quarter ended March 31, 2000, as compared with $240,000 in the corresponding quarter of the prior year, representing an increase of 121%. The increase reflects a $210,000 increase in legal expenses primarily related to the Nestor vs. HNC Software lawsuit. Other increases include three additional administrative staff and increased public relations fees.

Loss from Investment in Affiliate

During March and November 1999, the Company's subsidiary NTS sold, in the aggregate, common stock interests totaling 58% of its equity. As a result, the Company's interests in NTS are accounted for under the equity method of accounting. The Company reported a loss from investment in affiliate of $390,000 in the quarter ended March 31, 2000, representing 42% of NTS's actual net loss in the quarter of $932,000. In the quarter ended March 31, 1999, the Company reported a loss from investment in affiliate of $313,000 representing 62% of NTS's actual net loss in the prior year quarter of $501,000.

Net Loss Per Share

During the quarter ended March 31, 2000, the Company experienced a net loss of $738,000, or $.04 per share as compared with net income of $17,000, or $.00 per share in the corresponding period of the prior year. During the quarter ended March 31, 2000, there were outstanding basic and diluted 17,863,000 shares of common stock as compared with 17,844,000 shares during the corresponding quarter of the previous year.

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $477,000 at March 31, 2000, as compared with $1,049,000 at December 31, 1999. At March 31, 2000, the Company had working capital of $969,000 as compared with working capital of $1,211,000 at December 31, 1999.

The Company's net worth at March 31, 2000 was $1,651,000, as compared with a net worth of $2,304,000 at December 31, 1999.
The decrease in net worth results primarily from net loss reported in the current period.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan is secured by the royalty streams and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. There have been no borrowings against this line of credit as of March 31, 2000.

Management believes that the Company's liquid assets, backlog and available line of credit at March 31, 2000 are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 2000.

Backlog

As of March 31, 2000, December 31, 1999 and March 31, 1999, the Company had revenue backlogs of $2,833,000, $2,751,000, and $2,642,000, respectively, in software license, engineering fees, and other product and service fees. The Company includes in its revenue backlog all fees specified in contracts that have been executed by the Company to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Additionally, most of the Company's licenses provide for a minimum monthly license fee over the term of the respective license. The Company defers recognition of theses license fees over the license term. Total deferred income was $3,260,000 at March 31, 2000 as compared with $3,337,000 at December 31, 1999.

Future commitments

The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for consulting and for promotional and marketing expenses.






ITEM 3:   Quantitative and Qualitative Disclosure of Market Risk


Management assesses their exposure to these risks as immaterial.






                          NESTOR, INC.

                            FORM 10 Q
                         March 31, 2000

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

On   June  15,  1999,  HNC  answered  the  lawsuit  denying   the
allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's
patents.   On  the same day, HNC brought suit in  San  Diego,  CA
against the Company's marketing partner, Applied Communications, Inc. (ACI) and ACI's parent alleging various causes of action including patent infringement of the above described patent by
the  Company's PRISM product which ACI markets.   In April  2000,
HNC, ACI and its parent agreed to dismiss the lawsuit. ACI has requested that the Company provide indemnification against some of its legal counsel costs pursuant to the PRISM license agreement between ACI and the Company.

Costs associated with the suit are being expensed as incurred. Although the Company believes that it will prevail, there can be no assurance as to the outcome of this suit, the counterclaim, or the ACI indemnity claim. Any conclusion of this litigation in a manner adverse to the Company may have an adverse effect on its future financial condition and results of operations.


Item 2: Changes in Securities

Item 3: Defaults on Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and reports on Form 8-K

        (a)   Exhibits - None
        (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.



                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NESTOR, INC.
                                   (REGISTRANT)



DATE:  May 15, 2000           By:  /s/Nigel P. Hebborn
                                   Chief Financial Officer
                                   (Principal Accounting Officer)