Form 10-Q
period 2000-06-30
NESTOR INC
filed 2000-08-14
CIK 720851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 2000

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


                     Yes  X     No _________

    Common stock, par value .01 per share:  17,676,949 shares
                 outstanding as of June 30, 2000





                          NESTOR, INC.

                            FORM 10 Q
                          June 30, 2000

                              INDEX



PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 2000 (Unaudited) and December 31, 1999

Condensed Consolidated Statements of Operations (Unaudited)
Quarters and six months ended June 30, 2000 and 1999

Condensed Consolidated  Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements


Item 2 Management's Discussion and Analysis of
       Results of Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosure of Market Risk



PART 2    OTHER INFORMATION




                          Nestor, Inc.
              Condensed Consolidated Balance Sheets

                                        June 30, 2000   December 31, 1999
                                         (Unaudited)         (Note 1)
                             Assets
Current assets:
 Cash and cash equivalents               $    72,196      $  1,048,802
 Accounts receivable, net of
  allowance for doubtful accounts          1,305,976           984,318
 Unbilled contract revenue                 1,130,429         1,200,484
 Due from affiliate                          367,872           320,459
 Other current assets                        171,064           161,809
     Total current assets                  3,047,537         3,715,872

Noncurrent assets:
 Long term unbilled contract revenue       2,154,215         1,965,532
 Investment in affiliate                     671,361           710,690
 Property and equipment - net                221,560           269,917
 Deferred development costs - net             44,000            56,000
 Patent development costs                     65,092            55,894

Total Assets                             $ 6,203,765      $  6,773,905



Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and other
  current liabilities                    $ 1,233,983      $  1,133,398
 Deferred income                           1,221,313         1,371,217
     Total current liabilities             2,455,296         2,504,615

Noncurrent liabilities:
 Long term deferred income                 2,154,215         1,965,532
     Total liabilities                     4,609,511         4,470,147

Stockholders' equity:
Preferred Stock Series B, $1.00
 par value, authorized 10,000,000
 shares; Issued and outstanding
 235,000 shares at June 30, 2000
 and 345,000 shares at Dec. 31, 1999
 (liquidation value $1.00 per share)         235,000           345,000
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 Issued and outstanding 17,676,949
  shares at June 30, 2000 and
  17,499,327 shares at Dec. 31, 1999         176,769           174,993
Warrants and options                         790,193           736,951
Additional paid-in capital                27,460,625        26,574,123
Retained deficit                         (27,068,333)      (25,527,309)
   Total stockholders' equity              1,594,254         2,303,758

Total Liabilities and
 Stockholders' Equity                    $ 6,203,765      $  6,773,905


The Notes to the Condensed Consolidated Financial Statements are
               an integral part of this statement.




                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                        Quarter Ended June 30,           Six Months Ended June 30,
                                           2000            1999             2000           1999
Revenues:
 Software licensing                 $    641,543    $     806,411      $  1,465,199    $ 2,004,937
 Engineering services                    389,615          465,588           765,258        641,050
  Total revenues                       1,031,158        1,272,099         2,230,457      2,645,987

Operating expenses:
 Engineering services                    229,996          293,034           518,378        501,367
 Research and development                346,383          156,344           673,977        407,123
 Selling and marketing
  expenses                               485,529          316,574           861,718        638,243
 General and administrative
  expenses                               395,453          254,442           926,357        494,969
  Total operating expenses             1,457,361        1,020,394         2,980,430      2,041,702

Income (loss) from operations           (426,203)         251,705          (749,973)       604,285

Other expense                            (27,050)         (27,723)          (50,706)       (50,779)

Income (loss) for the period
 before income taxes
  (benefit) and investment loss        (453,253)          223,982          (800,679)       553,506

Income taxes (benefit)                      ---               ---               ---            ---

Loss from investment in affiliate      (350,167)         (361,664)         (740,345)      (674,548)

Net loss for the period             $  (803,420)    $    (137,682)      $(1,541,024)      (121,042)


Loss per share, basic and diluted   $     (0.04)    $       (0.01)      $     (0.09)  $      (0.01)

Basic and diluted shares             17,909,811        17,844,327        17,886,421     17,844,327



  The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.





                          Nestor, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)
                                                  Six Months Ended June 30,
                                                   2000              1999
Cash flows from operating activities:
Net loss                                       $(1,541,024)       $ (121,042)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation and amortization                   60,357            58,581
    Loss from investment in affiliate              740,345           674,548
    Expenses charged to operations
     relating to options, warrants
     and capital transactions                       53,242            53,242
    Changes in assets and liabilities:
     (Increase) in accounts receivable            (321,658)          (81,494)
     (Increase) in unbilled contract
      revenue                                     (118,628)       (1,279,658)
     (Increase) in other assets                     (9,255)         (244,133)
     Increase in accounts payable
      and other current liabilities                107,891           167,669
     Increase in deferred income                    38,779           619,671
     Net cash used by operating activities        (989,951)         (152,616)
Cash flows from investing activities:
Advances to affiliate - net                        (47,413)         (335,530)
Purchase of property and equipment                     ---          (22,391)
Patent development costs                            (9,198)               ---

     Net cash used by investing
      activities                                   (56,611)         (357,921)

Cash flows from financing activities:
Repayment of obligations under
 capital leases                                     (7,306)          (23,709)
Proceeds from issuance of common stock              77,262               ---
     Net cash provided (used)
      by financing activities                       69,956          (23,709)

Net change in cash and cash equivalents           (976,606)         (534,246)

Cash and cash equivalents -
 beginning of period                             1,048,802         1,175,183

Cash and cash equivalents -
 end of period                                $     72,196       $   640,937

Supplemental cash flows information
Interest paid                                 $      3,533       $     7,435

Income taxes paid                             $        ---       $       ---


The Notes to the Condensed Consolidated Financial Statements are
               an integral part of this statement.






                          Nestor, Inc.
      Notes to Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 2000

Note 1 -  Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc.
("Interactive") effective January 1, 1997. On March 25 and November 30, 1999, NTS sold in the aggregate a 58.1% common-stock interest to a private group of investors. As a result of these transactions, the Company changed from consolidation to equity accounting for its interest in NTS for the year ended December 31, 1999. On June 23, 2000, NTS sold an additional 20.9% common-stock interest to private investors for approximately $2,025,000. This transaction increased the Stockholder Equity of the Company by $701,016, representing its 34.62% equity ownership of the new NTS equity. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. Any future marketing or development of Interactive's product has been transferred to Nestor, Inc. All intercompany transactions and balances have been eliminated.

The following unaudited information presents summarized quarterly results for the quarter and six months ended June 30, 1999, as previously reported and as presented in the accompanying condensed financial statements to reflect the equity method of accounting for NTS.

                                           Quarter Ended                       Six Months Ended
                                           June 30, 1999                        June 30, 1999
                                   As Previously                       As Previously
                                      Reported      Reclassified          Reported      Reclassified

  Total revenues                   $ 1,305,830     $  1,272,099       $   2,746,997     $ 2,645,987

  Income (loss) from
    operations                        (341,498)         251,705            (489,533)        604,285

  Minority interest                    216,997              ---             404,728             ---

  Loss from investment
    in affiliate                           ---         (361,664)                ---        (674,548)

  Net loss                            (137,682)        (137,682)           (121,042)       (121,042)


Presented below is summarized NTS financial information  at  June
30, 2000, December 31, 1999 and for the quarter and six months ended June 30, 2000 and 1999:

                         June 30, 2000    December 31, 1999
Current assets            $ 2,471,900         $ 2,125,602
Noncurrent assets             258,457             295,958
Current liabilities           791,127             723,781
Stockholders' equity        1,939,231           1,697,779

                    Qtr. Ended 6/30,       Six Months Ended 6/30
                    2000       1999          2000         1999
Total revenues  $  206,980  $  33,730    $  383,218  $  101,010
Operating
  expenses       1,062,163    626,998     2,184,223   1,194,893
Net loss           851,332    578,726     1,783,435   1,079,341

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

On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against the Company's marketing partner, Applied Communications, Inc. (ACI) and ACI's parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. In April 2000, HNC, ACI and its parent agreed to dismiss the California lawsuit. ACI has requested that the Company provide indemnification against some of its legal counsel costs pursuant to the PRISM license agreement between ACI and the Company.

On July 21, 2000, HNC filed a motion with the court to voluntarily dismiss its patent infringement counterclaim against Nestor. Nestor has not opposed the dismissal of the infringement claims. However, HNC has also requested the District Court to dismiss Nestor's claim that the HNC patent is invalid as moot. HNC's claim of mootness is based upon its sworn representations to the court that it will not sue Nestor for past or current infringement of the patent. Nestor has filed a partial objection to this part of HNC's motion. Nestor has requested the court to require HNC to expand the scope of HNC's representation not to enforce the patent. Notwithstanding any action by the court on HNC's motion, Nestor's other claims alleging antitrust violations and fraud on the patent office should continue as scheduled.

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


Results of Operations

For the quarter ended June 30, 2000, the Company realized consolidated revenues totaling $1,031,000 and expenses of $1,457,000, which resulted in a consolidated operating loss for the quarter of $426,000 before taxes and a loss from investment in affiliate. The Company reported a consolidated net loss of $803,000 for the current quarter after allowance for the loss from investment in affiliate, Nestor Traffic Systems, Inc. (a 35% owned affiliate), of $350,000. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $1,272,000 and $1,020,000, respectively, producing income from operations of $252,000, and after allowance for loss from investment in affiliate in the amount of $362,000, the Company reported a net loss of $138,000.

For the six month period ended June 30, 2000, the Company realized consolidated revenues totaling $2,230,000 and expenses of $2,980,000, which resulted in a consolidated operating loss of $750,000 before taxes and loss from investment in affiliate. The Company reported a consolidated net loss of $1,541,000 for the six month period after allowance for the loss from investment in affiliate of $740,000. In the corresponding period of the prior year, consolidated revenues and expenses totaled $2,646,000 and $2,042,000, respectively, producing income from operations of $604,000, and after allowance for the net loss from investment in affiliate of $675,000, the Company reported a net loss of $121,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, and from contract engineering and modeling services. During the quarter ended June 30, 2000, consolidated revenues decreased 19% to $1,031,000 from $1,272,000 in the quarter ended June 30, 1999. The decrease results primarily from a reduction in new licenses realized in the quarter and associated billable engineering services on such new licenses. During the six month period ended June 30, 2000, consolidated revenues decreased 16% to $2,230,000 from $2,646,000 in the quarter ended June 30, 1999.

Software Licensing Revenues

Total product-licensing revenues were $642,000 in the quarter ended June 30, 2000, a 20% decrease from $806,000 reported in the same quarter of the prior year.

The decrease in software license revenues in the quarter is attributable to a continued softness in initial license fees realized from the Company's distributor network. This was offset in part by increased recurring revenue streams from the PRISM product line as three new customers went live with the product in the quarter generating new monthly license fee revenues and a one-time fee of $226,800 received from Europay International upon the expiration of their license on June 1, 2000.

Total product-licensing revenues were $1,465,000 in the six month period  ended  June  30,  2000, a 27%  decrease  over  $2,005,000 reported in the same period of the prior year.

The decrease in software license revenues from the prior-year is attributable to the experience in the quarter discussed above. The Company realized seven new PRISM licenses in the first six months of 1999 versus nine new PRISM licenses in 2000. However, the average initial license fee realized from these licenses decreased substantially in 2000, from approximately $185,000 in 1999 versus $70,000 in 2000. The reasons for the decrease in average initial license fees realized includes: two licenses were for PRISM eFraud which were granted for minimal initial fees in exchange for larger volume-based monthly fees, and initial license discounts were granted to two customers that license multiple versions of PRISM at the same time. As of June 30, 2000, the Company has thirteen customers that are expected to begin producing monthly license fees in the coming year.

Engineering Service Revenues

During the quarter ended June 30, 2000, revenues from engineering services decreased 16% to $390,000 from $466,000 in the corresponding quarter of the prior year. The decrease in engineering revenues is primarily the result of significant engineering fees realized during the delivery of our initial eCLIPSE license in 1999. Engineering efforts for subsequent deliveries of products is much lower.

During the six months ended June 30, 2000, revenues from engineering services increased 19% to $765,000 from $641,000 in the corresponding period of the prior year. The increase in engineering revenues is primarily the result of additional project management, customization and, in particular, custom modeling fees associated with the overall increase in new licenses during 1999 and 2000.

Operating Expenses

Operating expenses totaled $1,457,000 in the quarter ended June 30, 2000, an increase of $436,000 (43%) from total operating costs of $1,020,000 in the corresponding quarter of the prior year. Operating expenses totaled $2,980,000 in the six month period ended June 30, 2000, an increase of $939,000 (46%) from total operating costs of $2,042,000 in the corresponding period of the prior year.

Engineering Services

Costs related to engineering services totaled $230,000 in the quarter ended June 30, 2000, as compared to $293,000 in the corresponding quarter of the prior year, a decrease of 22%, and reflect the associated decrease in engineering services revenue in the respective periods.

Costs related to engineering services totaled $518,000 in the six month period ended June 30, 2000, as compared to $501,000 in the corresponding period of the prior year and reflect the increase in engineering services revenue in the respective periods. Overall, engineering and modeling personnel increased in 2000 to support the growth in new licenses and accompanying modeling efforts.

Research and Development

Research and development expenses totaled $346,000 in the quarter ended June 30, 2000, as compared with $156,000 in the year-
earlier   period.   Research  and  development  expenses  totaled
$674,000 in the six month period ended June 30, 2000, as compared with $407,000 in the year-earlier six-month period. Increases in 2000 relate primarily to efforts in three areas, (i) PRISM 5.4 release modifications including work to enable the ePRISM internet fraud-detection application, (ii) modification of PRISM code for
Money   Laundering   applications,   and  (iii)  the  update  and
integration of the Company's CampaignOne and InterSite products into eCLIPSE for enterprise-wide customer relationship management applications.

Selling and Marketing

Selling and marketing costs totaled $486,000 in the quarter ended June 30, 2000, as compared with $317,000 in the corresponding quarter of the prior year, an increase of 53%. Selling and marketing costs totaled $862,000 in the six month period ended
June 30, 2000, as compared with $638,000 in the corresponding period of the prior year, an increase of 35%. The increase reflects additional marketing efforts by the Company including a net addition of two salesmen and one support staff to the sales and marketing staff. Given the historically longer sales cycles associated with the Company's product lines, the Company expects these efforts to begin generating returns by the fourth quarter of 2000.

General and Administrative

General  and  administrative expenses  totaled  $395,000  in  the quarter ended June 30, 2000, as compared with $254,000 in the corresponding quarter of the prior year, representing an increase of 56%. The increase reflects a $121,000 increase in legal expenses primarily related to increased activity regarding the Nestor vs. HNC Software lawsuit (See Part 2, Item I of this Form 10-Q).

General and administrative expenses totaled $926,000 in the six month period ended June 30, 2000, as compared with $495,000 in the corresponding period of the prior year, representing an increase of 87%. The increase reflects a $331,000 increase in legal expenses primarily related to increased activity regarding the Nestor vs. HNC Software lawsuit. Other increases include three additional administrative staff and increased public relations fees.

Loss  from Investment in Affiliate

During March and November 1999, the Company's subsidiary NTS sold, in the aggregate, common stock interests totaling 58% of its equity. As a result, the Company's interests in NTS have been accounted for under the equity method of accounting since 1999. Additionally, on June 23, 2000, NTS sold an additional common stock interest to third parties reducing the Company's ownership position in NTS to 35%.

As a result of the Company's equity accounting for NTS, the Company realized an increase in the equity value of the NTS holdings of $701,000 related to the June 2000 NTS equity sale, and recorded a corresponding increase to Additional Paid in Capital. In the Statement of Operations, the Company recorded a loss of $350,000 from the Company's portion of the operating results of NTS in the quarter ended June 30, 2000 as Loss from Investment in Affiliate, representing 42% of the affiliate's net loss in the quarter of $851,000. In the quarter ended June 30, 1999, the Company reported a Loss from Investment in Affiliate of $362,000 representing 62.5% of NTS's actual net loss in the prior year quarter of $579,000.

During the six month period ended June 30, 2000, the Company reported the equity transaction discussed above as an increase to Additional Paid in Capital. In the Statement of Operations, the Company recorded a loss from NTS operations of $740,000, representing 42% of NTS's net loss for the six months ended June 30, 2000. In the six month period ended June 30, 1999, the Company reported a net loss from investment in affiliate of $675,000 representing 62.5% of NTS's actual net loss in the prior year period of $1,079,000.


Net Loss Per Share

During the quarter ended June 30, 2000, the Company experienced a net loss of $803,000, or $.04 per share as compared with a net loss of $138,000, or $.01 per share in the corresponding period of the prior year. During the quarter ended June 30, 2000, there were outstanding basic and diluted 17,909,000 shares of common stock as compared with 17,844,000 shares during the corresponding quarter of the previous year.

During the six month period ended June 30, 2000, the Company experienced a net loss of $1,541,000, or $.09 per share as compared with a net loss of $121,000, or $.01 per share in the corresponding period of the prior year. During the six month period ended June 30, 2000, there were outstanding basic and diluted 17,886,000 shares of common stock as compared with 17,844,000 shares during the corresponding period of the previous year.

Liquidity and Capital Resources

Cash Position and Working Capital

The  Company  had  consolidated  cash  and  cash  equivalents  of approximately $72,000 at June 30, 2000, as compared with $1,049,000 at December 31, 1999 and $477,000 at March 31, 2000.
At June 30, 2000, the Company had working capital of $592,000 as compared with working capital of $1,211,000 and $969,000 at December 31, 1999 and March 31, 2000, respectively. The decrease in working capital results primarily from the loss from operations reported in the current period.

The Company's net worth at June 30, 2000 was $1,594,000, as compared with a net worth of $2,304,000 and $1,651,000 at December 31, 1999 and March 31, 2000, respectively. The decrease in net worth results primarily from net loss reported in the current period offset in part by the Company's equitable portion of the new equity raised by its minority-owned affiliate during the period.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan is secured by the royalty streams and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. There have been no borrowings against this line of credit as of June 30, 2000.

Management believes that the Company's liquid assets, backlog and available line of credit at June 30, 2000 are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 2000. However, as more fully described under the headline "Prospective Statements," operating results and the resultant cash flows may vary significantly. Accordingly, management is reviewing the recent trends in cash flow and working capital and is developing contingency plans to protect the liquidity of the Company which may include, but are not limited to, raising additional capital, selling assets, and/or reducing operating expenses.

Backlog

As of June 30, 2000, December 31, 1999 and June 30, 1999, the Company had revenue backlogs of $2,955,000, $2,751,000, and $2,101,000, respectively, in software license, engineering fees, and other product and service fees. The Company includes in its revenue backlog all fees specified in contracts that have been executed by the Company and its distributors to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled. The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Additionally, most of the Company's licenses provide for a minimum monthly license fee over the term of the respective license. The Company defers recognition of theses license fees over the license term. Total deferred income was $3,376,000 at June 30, 2000 as compared with $3,337,000 at December 31, 1999.

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

                    FORM 10 Q - June 30, 2000

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

On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against the Company's marketing partner, Applied Communications, Inc. (ACI) and ACI's parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. In April 2000, HNC, ACI and its parent agreed to dismiss the lawsuit. ACI has requested that the Company provide indemnification against some of its legal counsel costs pursuant the PRISM license agreement between ACI and the Company.

On July 21, 2000, HNC filed a motion with the court to voluntarily dismiss its patent infringement counterclaim against Nestor. Nestor has not opposed the dismissal of the infringement claims. However, HNC has also requested the District Court to dismiss Nestor's claim that the HNC patent is invalid as moot. HNC's claim of mootness is based upon its sworn representations to the court that it will not sue Nestor for past or current infringement of the patent. Nestor has filed a partial objection to this part of HNC's motion. Nestor has requested the court to require HNC to expand the scope of HNC's representation not to enforce the patent. Notwithstanding any action by the court on HNC's motion, Nestor's other claims alleging antitrust violations and fraud on the patent office should continue as scheduled.

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


Item 2: Changes in Securities

Item 3: Defaults on Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

The  Registrant's annual meeting of stockholders was held on  May
24, 2000. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.   Election of Directors           For           Against

     Sam Albert                  16,089,561         6,150
     Thomas Boje                 16,089,561         6,150
     Leon Cooper                 16,089,561         6,150
     Charles Elbaum              16,089,561         6,150
     David Fox                   16,089,561         6,150
     Jeffrey Harvey              16,089,561         6,150
     Thomas Hill                 16,089,561         6,150
     Herbert Meeker              16,089,561         6,150
     Bruce Schnitzer             16,089,561         6,150

2.Ratification of Appointment of Ernst & Young, LLP as
     Independent Auditors for 2000
     For:  16,062,861    Against:  25,500    Withheld:  7,350


Item 5: Other Information

Item 6: Exhibits and reports on Form 8-K

           (a)  Exhibits - None

           (b)  The Company did not file any
                reports  on Form 8-K during the six months ended
                June 30, 2000.



                            FORM 10-Q

                          NESTOR, INC.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NESTOR, INC.
                              (REGISTRANT)



DATE: August 14, 2000         /S/  Nigel P. Hebborn
                                   Chief Financial Officer
                                   Principal Accounting Officer)