Form 10-Q
period 2000-09-30
NESTOR INC
filed 2000-11-14
CIK 720851

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q


         [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
		         OF THE SECURITIES EXCHANGE ACT OF 1934

 		         For the Quarterly Period Ended September 30, 2000

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

            Common stock, par value .01 per share:  17,678,449 shares
                       outstanding as of September 30, 2000

                                 NESTOR, INC.

                                  FORM 10 Q
                             September 30, 2000

                                    INDEX



PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 2000 (Unaudited) and December 31, 1999

Condensed Consolidated Statements of Operations (Unaudited)
Quarters and nine months ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements


Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition

Item 3   Quantitative and Qualitative Disclosure of Market Risk



PART 2   OTHER INFORMATION

                                      Nestor, Inc.
                          Condensed Consolidated Balance Sheets
                                             September 30, 2000   December 31, 1999
                                                (Unaudited)            (Note 1)
                   Assets
Current assets:
 Cash and cash equivalents                       $     71,408      $   1,048,802
 Accounts receivable - net                            625,710            984,318
 Unbilled contract revenue                          1,170,143          1,200,484
 Due from affiliate                                   310,588            320,459
 Other current assets                                 180,519            161,809
     Total current assets                           2,358,368          3,715,872

Noncurrent assets:
 Long term unbilled contract revenue                2,040,922          1,965,532
 Investment in affiliate                              395,927            710,690
 Property and equipment - net                         198,425            269,917
 Deferred development costs - net                      38,000             56,000
 Patent development costs                              70,324             55,894

Total Assets                                     $  5,101,966      $   6,773,905

   Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and other current liabilities  $  1,308,924      $   1,133,398
 Deferred income                                    1,204,333          1,371,217
     Total current liabilities                      2,513,257          2,504,615

Noncurrent liabilities:
Long term deferred income                           2,040,922          1,965,532
     Total liabilities                              4,554,179          4,470,147

Stockholders' equity:
 Preferred Stock Series B, $1.00
  par value, authorized 10,000,000
  shares; Issued and outstanding
  235,000 shares at Sept. 30, 2000
  and 345,000 shares at Dec. 31, 1999
  (liquidation value $1.00 per share)                 235,000            345,000
 Common Stock, $.01 par value,
  authorized 30,000,000 shares;
  Issued and outstanding 17,678,449
   shares at Sept. 30, 2000 and
   17,499,327 shares at Dec. 31, 1999                 176,784            174,993
 Warrants and options                                 816,813            736,951
 Additional paid-in capital                        27,462,110         26,574,123
 Retained deficit                                 (28,142,920)       (25,527,309)
     Total stockholders' equity                       547,787          2,303,758

Total Liabilities and Stockholders' Equity      $   5,101,966      $   6,773,905

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement



                                                         Nestor, Inc.
                                        Condensed Consolidated Statements of Operations
                                                         (Unaudited)
                                               Quarter Ended September 30,             Nine Months Ended September 30,
                                                 2000               1999                   2000                1999
Revenues:
 Software licensing                         $     312,264     $     930,735           $   1,777,463     $   2,935,672
 Engineering services                             256,381           210,236               1,021,639           851,286
   Total revenues                                 568,645         1,140,971               2,799,102         3,786,958

Operating expenses:
 Engineering services                             259,873           257,069                 778,251           758,436
 Research and development                         325,579           174,236                 999,556           581,359
 Selling and marketing expenses                   406,861           354,645               1,268,579           992,888
 General and administrative expenses              350,111           328,185               1,276,468           823,154
   Total operating expenses                     1,342,424         1,114,135               4,322,854         3,155,837

Income (loss) from operations                    (773,779)           26,836              (1,523,752)          631,121

Other expense                                     (25,373)          (22,369)                (76,079)          (73,148)

Income (loss) for the period before
 income taxes (benefit) and investment loss      (799,152)            4,467              (1,599,831)          557,973

Income taxes (benefit)                                ---               ---                     ---               ---

Loss from investment in affiliate                (275,435)         (396,371)             (1,015,780)       (1,070,919)

Net loss for the period                     $  (1,074,587)    $    (391,904)           $ (2,615,611)     $   (512,946)

Loss per share, basic and diluted           $       (0.06)    $       (0.02)           $      (0.15)     $      (0.03)

Basic and diluted shares                       17,913,449        17,844,327              17,895,430        17,844,327

          The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                         Nestor, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)

	                                               	   Nine Months Ended September 30,
                                                          2000                1999

Cash flows from operating activities:
Net loss                                                 $   (2,615,611)       $     (512,946)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                                 89,492                88,678
   Loss from investment in affiliate                          1,015,780             1,070,919
   Expenses charged to operations relating to
    options, warrants and capital transactions                   79,863                79,863
   Changes in assets and liabilities:
    Decrease in accounts receivable                             358,608               215,638
    (Increase) in unbilled contract revenue                     (45,049)           (2,192,658)
    (Increase) in other assets                                  (18,710)             (217,782)
    Increase in accounts payable and other
     current liabilities                                        187,096               156,819
    Increase (decrease) in deferred income                      (91,494)            1,165,346

    Net cash used by operating activities                    (1,040,025)             (146,123)

Cash flows from investing activities:
 Payments from (advances to) affiliate - net                      9,871              (324,931)
 Purchase of property and equipment                                 ---               (58,920)
 Patent development costs                                 ______(14,430)                  ---

    Net cash used by investing activities                        (4,559)             (383,851)

Cash flows from financing activities:
 Repayment of obligations under capital leases                  (11,572)              (30,037)
 Proceeds from issuance of common stock                          78,762                   ---

    Net cash provided (used) by financing activities             67,190               (30,037)

Net change in cash and cash equivalents                        (977,394)             (560,011)

Cash and cash equivalents - beginning of period               1,048,802             1,175,183

Cash and cash equivalents - end of period                $       71,408        $      615,172

Supplemental cash flows information
 Interest paid                                           $        4,920        $       10,300

 Income taxes paid                                       $          ---        $          ---

         The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.





Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2000

Note 1 -	Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

The following unaudited information presents summarized results for the quarter and nine months ended September 30, 1999, as previously reported and as presented in the accompanying condensed financial statements to reflect the equity method of accounting for NTS.



                                              Quarter Ended                     Nine Months Ended
                                           September 30, 1999                   September 30, 1999	____
                                      As Previously                       As Previously
                                        Reported      Reclassified          Reported       Reclassified


Total revenues                       $ 1,171,994      $ 1,140,971         $ 3,918,991      $ 3,786,958

Income (loss) from operations           (619,795)          26,836          (1,109,328)         631,121

Minority interest                        237,823              ---             642,551              ---

Loss from investment in affiliate            ---         (396,371)                ---       (1,070,919)

Net loss                                (391,904)        (391,904)           (512,946)        (512,946)





Presented below is summarized NTS financial information at September 30, 2000, December 31, 1999 and for the quarter and nine months ended September 30, 2000 and 1999:

                                 Sept. 30, 2000       December 31, 1999
Current assets                   $   1,572,867         $   2,215,602
Noncurrent assets                      266,632               295,958
Current liabilities                    695,864               723,781
Stockholders' equity                 1,143,636             1,697,779


                      Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                        2000         1999             2000         1999
Total revenues       $  269,482   $ 31,024        $  652,700   $  132,034
Operating expenses    1,083,228    678,893         3,267,451    1,873,786
Net loss                795,595    634,129         2,579,030    1,713,470

NTS is a development stage company, focusing activities primarily on raising capital, research and development, establishing supply and production processes, and sales and marketing. Accordingly, NTS's continuation as a going concern is dependent on its ability to raise additional capital and generate sufficient revenue to support future operations.

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

On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against the Company's marketing partner, Applied Communications, Inc. (ACI) and ACI's parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product
which ACI markets.   In April 2000, HNC, ACI and its parent agreed to dismiss
the California lawsuit. ACI has requested that the Company provide indemnification for approximately $900,000 of its legal counsel costs pursuant to the PRISM license agreement between ACI and the Company. The Company is disputing the indemnification claim.

On July 21, 2000, HNC filed a motion with the court to voluntarily dismiss its patent infringement counterclaim against Nestor. Nestor has not opposed the dismissal of the infringement claims. However, HNC has also requested the District Court to dismiss Nestor's claim that the HNC patent is invalid. HNC's request is based upon a covenant not to sue Nestor, that HNC has filed with the Rhode Island federal court hearing this matter. HNC has claimed that this covenant not to sue removes any legal threat to Nestor for past or present patent infringement and, thus, makes Nestor's claim moot. Nestor has opposed HNC's motion, in part. Notwithstanding any action by the court on HNC's motion, Nestor's other claims alleging antitrust violations and fraud on the patent office should continue as scheduled.

Costs associated with the suit are being expensed as incurred. Although the Company believes that it will prevail, there can be no assurance as to the outcome of this suit, the counterclaim, or the ACI indemnity claim. Any conclusion of this litigation or indemnity claim in a manner adverse to the Company may have an adverse effect on its future financial condition and results of operations.

Note 3 - Liquidity and Capital Resources:
Management believes that the Company's liquid assets, backlog and available line of credit at September 30, 2000 are sufficient to meet the Company's anticipated cash requirements through December 31, 2000 but not beyond. The Company must raise additional capital to maintain current operations and continue as a going concern. There can be no assurance that the Company can raise such additional capital on terms acceptable to the Company and an investor or financial institution. Accordingly, management is evaluating and pursuing options to increase liquidity of the Company which may include, but are not limited to, raising additional capital, selling assets, and/or reducing operating expenses.



ITEM 2:   Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Prospective Statements

The following discussion contains prospective statements regarding Nestor, Inc. and its subsidiaries, its business outlook and results of operations that are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's ability to raise additional capital, the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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




Results of Operations

For the quarter ended September 30, 2000, the Company realized consolidated revenues totaling $568,000 and expenses of $1,342,000, which resulted in a consolidated operating loss for the quarter of $774,000. The Company reported a consolidated net loss of $1,075,000 for the current quarter after allowance for a $275,000 loss from investment in affiliate, Nestor Traffic Systems, Inc. (a 35% owned affiliate). In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $1,141,000 and $1,114,000, respectively, producing income from operations of $27,000 and a net loss of $392,000 after allowance for loss from investment in affiliate of $396,000.

For the nine month period ended September 30, 2000, the Company realized consolidated revenues totaling $2,799,000 and expenses of $4,323,000, which resulted in a consolidated operating loss of $1,524,000. The Company reported a consolidated net loss of $2,616,000 for the nine month period after allowance for the loss from investment in affiliate of $1,016,000. In the corresponding period of the prior year, consolidated revenues and expenses totaled $3,787,000 and $3,156,000, respectively, producing income from operations of $631,000 and a net loss of $513,000 after allowance for the loss from investment in affiliate of $1,071,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, and from contract engineering and modeling services. During the quarter ended September 30, 2000, consolidated revenues decreased 50% to $568,000 from $1,141,000 in the quarter ended September 30, 1999. During the nine month period ended September 30, 2000, consolidated revenues decreased 26% to $2,799,000 from $3,787,000 in the quarter ended September 30, 1999.

Software Licensing Revenues

Total product-licensing revenues were $312,000 in the quarter ended September 30, 2000, a 66% decrease from $931,000 reported in the same quarter of the prior year.

The decrease in software license revenues in the quarter is attributable to a continued softness in initial license fees realized from the Company's direct sales efforts and those of its distributor network. There were five licenses realized in the prior year quarter and none in the current year quarter, although two licenses were signed near quarter end and not delivered in the current quarter. Further affecting quarter comparability is a reduction in monthly license fees of four customers whose licenses were sold by the Company or terminated by the customer, offset slightly by three new customers who went live with PRISM during the quarter generating new monthly license fee revenues.

Total product-licensing revenues were $1,777,000 in the nine month period ended September 30, 2000, a 39% decrease over $2,936,000 reported in the same period of the prior year.

The decrease in software license revenues from the prior year is attributable to the experience in the quarter discussed above offset in part by a one-time fee of $226,800 received from Europay International upon the expiration of their license on June 1, 2000. The Company realized twelve new PRISM licenses in the first nine months of 1999 versus nine new PRISM licenses in 2000. However, the average initial license fee realized from these licenses decreased substantially in 2000, from approximately $157,000 in 1999 versus $70,000 in 2000. The reasons for the decrease in average initial license fees realized includes: two licenses were for PRISM eFraud which were granted for minimal initial fees in exchange for larger volume-based monthly fees expected in the future, and initial license discounts were granted to two customers that licensed multiple versions of PRISM at the same time. As of September 30, 2000, the Company has thirteen customers that are expected to begin producing monthly license fees in the coming year.

Engineering Service Revenues

During the quarter ended September 30, 2000, revenues from engineering services increased 22% to $256,000 from $210,000 in the corresponding quarter of the prior year. The increase in engineering revenues is primarily related to additional custom model development work.

During the nine months ended September 30, 2000, revenues from engineering services increased 20% to $1,022,000 from $851,000 in the corresponding period of the prior year. The increase in engineering revenues is primarily the result of additional project management, customization and, in particular, custom modeling fees associated with the overall increase in new licenses during 1999 and 2000.


Operating Expenses

Operating expenses totaled $1,342,000 in the quarter ended September 30, 2000, an increase of $228,000 (20%) from total operating costs of $1,114,000 in the corresponding quarter of the prior year. Operating expenses totaled $4,323,000 in the nine month period ended September 30, 2000, an increase of $1,167,000 (37%) from total operating costs of $3,156,000 in the corresponding period of the prior year.

Engineering Services

Costs related to engineering services totaled $260,000 in the quarter ended September 30, 2000, as compared to $257,000 in the corresponding quarter of the prior year.

Costs related to engineering services totaled $778,000 in the nine month period ended September 30, 2000, as compared to $758,000 in the corresponding period of the prior year. Engineering costs have remained stable despite the increase in engineering services revenue during the period.

Research and Development

Research and development expenses totaled $326,000 in the quarter ended September 30, 2000, as compared with $174,000 in the prior year period. Research and development expenses totaled $1,000,000 in the nine month period ended September 30, 2000, as compared with $581,000 in the corresponding period or the prior year. Increases in 2000 relate primarily to efforts in three areas, (i) PRISM 5.4 release modifications including work to enable the ePRISM internet fraud-detection application, (ii) modification of PRISM code for Money Laundering and NT-based scoring applications, and (iii) the update and integration of the Company's CampaignOne and InterSite products into eCLIPSE for enterprise-wide customer relationship management applications.

Selling and Marketing

Selling and marketing costs totaled $407,000 in the quarter ended September 30, 2000, as compared with $355,000 in the corresponding quarter of the prior year, an increase of 15%. Selling and marketing costs totaled $1,269,000 in the nine month period ended September 30, 2000, as compared with $993,000 in the corresponding period of the prior year, an increase of 28%. The increase reflects additional marketing efforts by the Company including the addition of a marketing support assistant and increased domestic and international travel costs.

General and Administrative

General and administrative expenses totaled $350,000 in the quarter ended September 30, 2000, as compared with $328,000 in the corresponding quarter of the prior year, representing an increase of 7%.

General and administrative expenses totaled $1,276,000 in the nine month period ended September 30, 2000, as compared with $823,000 in the corresponding period of the prior year, representing an increase of 55%. The increase reflects a $357,000 increase in legal expenses primarily related to increased activity regarding the Nestor vs. HNC Software lawsuit. Also contributing to the increase were the addition of one administrative person and increased public relations fees.

Loss  from Investment in Affiliate

During March and November 1999, the Company's subsidiary NTS sold, in the aggregate, common stock interests totaling 58% of its equity. As a result, the Company's interest in NTS has been accounted for under the equity method of accounting since 1999. Additionally, on June 23, 2000, NTS sold an additional common stock interest to third parties reducing the Company's ownership position in NTS to 35%. In connection with this equity sale, the Company increased the equity value of its NTS investment and additional paid-in capital by $701,000.

The Company recorded a loss of $275,000 from the Company's portion of the operating results of NTS in the quarter ended September 30, 2000, representing 35% of the affiliate's net loss in the quarter of $796,000. In the quarter ended September 30, 1999, the Company reported a loss from investment in affiliate of $396,000 representing 62.5% of NTS's actual net loss in the prior year quarter of $634,000.

During the nine months ended September 30, 2000, the Company recorded a loss from NTS operations of $1,016,000, representing 42% of NTS's net loss through June 2000 and 35% for the last quarter. In the nine month period ended September 30, 1999, the Company reported a loss from investment in affiliate of $1,071,000, representing 62.5% of NTS's actual net loss in the prior year period.


Net Loss Per Share

During the quarter ended September 30, 2000, the Company experienced a net loss of $1,075,000, or $.06 per share as compared with a net loss of $392,000, or $.02 per share in the corresponding period of the prior year. During the quarter ended September 30, 2000, there were outstanding basic and diluted 17,913,000 shares of common stock as compared with 17,844,000 shares during the corresponding quarter of the previous year.

During the nine month period ended September 30, 2000, the Company experienced a net loss of $2,616,000, or $.15 per share as compared with a net loss of $513,000, or $.03 per share in the corresponding period of the prior year. During the nine month period ended September 30, 2000, there were outstanding basic and diluted 17,895,000 shares of common stock as compared with 17,844,000 shares during the corresponding period of the previous year.

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $71,000 at September 30, 2000, as compared with $1,049,000 at December 31, 1999 and $72,000 at June 30, 2000. At September 30, 2000, the Company had a working capital shortfall of $155,000 as compared with working capital of $1,211,000 and $592,000 at December 31, 1999 and June 30, 2000, respectively.
The decrease in working capital results primarily from the loss from operations reported in the current period.

The Company's net worth at September 30, 2000 was $548,000, as compared with a net worth of $2,304,000 and $1,594,000 at December 31, 1999 and June 30, 2000, respectively. The decrease in net worth results primarily from net loss reported in the current period offset in part by the Company's equitable portion of the new equity raised by its minority-owned affiliate recorded in additional paid-in capital during the period.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The line may be reduced to $500,000 if the Company's equity becomes negative or increased up to $4,000,000 if certain financial requirements are attained. On November 1, 2000, the Company drew $145,000 in its first advance against the line of credit. In view of current revenue and cash flow trends, the Company anticipates that additional borrowings will be required to meet working capital requirements.

Management believes that the Company's liquid assets, backlog and available line of credit at September 30, 2000 are sufficient to meet the Company's anticipated cash requirements through December 31, 2000 but not beyond. The Company must raise additional capital to maintain current operations and continue as a going concern. There can be no assurance that the Company can raise such additional capital on terms acceptable to the Company and an investor or financial institution. Accordingly, management is evaluating and pursuing options to increase liquidity of the Company which may include, but are not limited to, raising additional capital, selling assets, and/or reducing operating expenses. However, as more fully described under the headline "Prospective Statements," operating results and resultant cash flows may vary significantly.

Backlog

As of September 30, 2000, December 31, 1999 and September 30, 1999, the Company had revenue backlogs of $3,291,000, $2,751,000, and $2,116,000, respectively, in software license, engineering fees, and other product and service fees. The Company includes in its revenue backlog all fees specified in contracts that have been executed by the Company and its distributors to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in revenue backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Deferred Income

Operations of the Company have been partly funded by prepayments under engineering contracts and licenses of the Company's technology. Such prepayments are recognized as revenue under the percentage-of-completion method as engineering is completed or delivery obligations are fulfilled.
The Company bases its estimate of the percentage of completion on the amount of labor applied to a given project compared with the estimated total amount of labor required. The remainder of such prepaid revenue is reflected on the Company's balance sheet as deferred income, and is treated as a liability. Additionally, most of the Company's licenses provide for a minimum monthly license fee over the term of the respective license. The Company defers recognition of theses license fees over the license term. Total deferred income was $3,245,000 at September 30, 2000 as compared with $3,337,000 at December 31, 1999.

Future commitments

The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for consulting, and for promotional and marketing expenses.






ITEM 3:     Quantitative and Qualitative Disclosure of Market Risk


Management assesses their exposure to these risks as immaterial.





Part 2:   Other Information

                                 NESTOR, INC.

                      FORM 10 Q - September 30, 2000


Item 1:  Legal Proceedings

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

On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against the Company's marketing partner, Applied Communications, Inc. (ACI) and ACI's parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product
which ACI markets.   In April 2000, HNC, ACI and its parent agreed to dismiss
the lawsuit. ACI has requested that the Company provide indemnification for approximately $900,000 of its legal counsel costs pursuant the PRISM license agreement between ACI and the Company. The Company is disputing the indemnification claim.

On July 21, 2000, HNC filed a motion with the court to voluntarily dismiss its patent infringement counterclaim against Nestor. Nestor has not opposed the dismissal of the infringement claims. However, HNC has also requested the District Court to dismiss Nestor's claim that the HNC patent is invalid. HNC's request is based upon a covenant not to sue Nestor, that HNC has filed with the Rhode Island federal court hearing this matter. HNC has claimed that this covenant not to sue removes any legal threat to Nestor for past or present patent infringement and, thus, makes Nestor's claim moot. Nestor has opposed HNC's motion, in part. Notwithstanding any action by the court on HNC's motion, Nestor's other claims alleging antitrust violations and fraud on the patent office should continue as scheduled.

Costs associated with the suit are being expensed as incurred. Although the Company believes that it will prevail, there can be no assurance as to the outcome of this suit, the counterclaim, or the ACI indemnity claim. Any conclusion of this litigation or indemnity claim in a manner adverse to the Company may have an adverse effect on its future financial condition and results of operations.


Item 2:   Changes in Securities

Item 3:   Defaults on Senior Securities

Item 4:   Submission of Matters to a Vote of Security Holders


Item 5:   Other Information

Item 6:   Exhibits and reports on Form 8-K

          (a)  Exhibits - None

          (b) The Company did not file any reports on Form 8-K during the nine months ended September 30, 2000.







                                     FORM 10-Q


                                    NESTOR, INC.


                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NESTOR, INC.
                                    (REGISTRANT)



DATE:  November 14, 2000             By:  /s/Nigel P. Hebborn
                                             Chief Financial Officer
                                             Principal Accounting Officer

ITEM 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations