Form 10-K
period 2000-12-31
NESTOR INC
filed 2001-04-02
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period ended         December 31, 2000
                                -----------------------------------

                                       OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          --------------    --------------

                         Commission file Number 0-12965

                                  NESTOR, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                            13-3163744
------------------------                                ------------------
(State of incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

             One Richmond Square, Providence, Rhode Island    02906
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                (401) 331-9640
                                 -------------
             (Registrant's Telephone Number, Including Area Code)

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

                                    Yes    X      No
                                        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
            ---------

                                           Exhibit Index is on Page:   40


The aggregate market value of the 8,044,936 shares of voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on February 28, 2001 was $5,908,201. The number of shares outstanding of the Registrant's Common Stock at February 28, 2001 was 17,688,449.

DOCUMENTS INCORPORATED BY REFERENCE.

Information to be included in registrant's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of registrant's fiscal year is incorporated by reference in Part III of the Form 10-K.

ITEM 1.  Business

General

The Company designs, develops, markets, installs and supports technologies and intelligent software solutions for decision and data-mining applications in real-time environments. The Company products employ proprietary neural network predictive technologies to convert existing data and business experiences into meaningful recommendations and actions. The Company designs and develops high-value software products that can bring additional value to customers by utilizing its proprietary technology and information-management knowledge. The Company has leveraged its neural-network software architecture across a wide range of markets, including e-Commerce Profitability, Risk Management, Customer Relationship Management and, through license to third parties, Traffic Management and Intelligent Character Recognition Systems.

e-Commerce Profitability Solutions - Products in this market represent the Company's newest solutions, and comprise the PRISM(R) eFraud(TM)and eCLIPSE(TM) e-business decision-support solutions. Targeted at on-line retailers, financial services companies, commerce service providers and application service providers, PRISM eFraud detects fraudulent on-line transactions in real-time, and enables organizations to take immediate and informed loss prevention actions. The eCLIPSE CRM product discussed below, also targeted at this core set of e-businesses, enables companies to dynamically personalize websites and off-line communications using each organization's unique customer information.

Risk Management - Products in this market represent the Company's largest product line and its most established applications. These products are designed to effectively detect and control fraudulent transactions for financial institutions and retailers that issue or process credit, debit, or other financial use cards and retailers that accept card payments over the phone or Internet and are exposed to charge-back losses from fraud or liability for other schemes, such as money-laundering. These applications include PRISM Credit, PRISM Debit, PRISM Money-Laundering and PRISM Merchant products. Products in the Risk Management group represent approximately 94% of the Company's 2000 revenue.

Customer Relationship Management - are designed to synthesize information from multiple data sources within an organization and provide personalized content to individual customers, including web site visitors, based on the current state of the customer's information. In 2000, the Company unveiled its eCLIPSE product, which is a combination of two product initiatives in intelligent personalization (CampaignOne and InterSite) into a product capable of providing intelligent and consistent marketing campaigns across all channels within an organization. eCLIPSE, provides a comprehensive solution for effective enterprise-wide customer marketing. eCLIPSE accumulates customer data from all customer contact points within an organization, allows the development of comprehensive, personalized marketing campaigns on segments or all of a population, including champion-challenger and budget considerations, and deploys the developed campaigns to the appropriate channel, including the Internet. eCLIPSE allows for consistent personalization across all communication channels. Campaigns can be further enhanced by the use of the Company's proprietary models in areas such as customer profitability, retention, and cross selling. Products in this group represent approximately 3% of the Company's 2000 revenue.

Traffic Management - These products, developed and marketed by Nestor Traffic Systems, Inc. ("NTS"), are a combination of internally developed software and internally and externally developed hardware components that perform as a traffic management system for open road and intersection applications. The products enable dual use of video networks to support both traffic/roadway data and surveillance. Through an exclusive licensing agreement with NTS, a 34.6% owned affiliate of the Company (formerly a wholly-owned subsidiary), the Company applies its image-understanding technologies and other patent-pending technologies to the field of intelligent traffic-management systems. NTS products include CrossingGuard, Rail CrossingGuard, and TrafficVision. Using standard video equipment, NTS software is capable of understanding traffic patterns in real-time allowing for red-light enforcement and safety features at intersections and rail crossings, and also data collection, analysis, and real-time exception alarms for open roads. As NTS is now accounted for under the equity method of accounting, it did not contribute to revenues in 2000 or 1999. In fiscal 1998, this group represented approximately 10% of consolidated revenues. In January 2001, an agreement in principle was reached to combine the Company and NTS by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc., in effect, becoming the surviving entity. For a detailed description of the proposed merger, see Note 16 of the Company's financial statements.

Intelligent Character Recognition Systems - Currently marketed through National Computer Systems, Inc., this product line includes packages of software applications such as OmniTools, NestorReader, and N'Route which increase productivity in document processing and fax distribution environments. Royalties from this group represent less than 1% of the Company's fiscal 2000 revenues.

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

On January 1, 1997, the Company formed two wholly-owned subsidiaries: Nestor Traffic Systems, Inc. and Nestor Interactive, Inc. ("Interactive"). NTS develops and markets the TrafficVision, CrossingGuard, and the Rail CrossingGuard product lines. The Company now owns a 34.6% interest in NTS and uses equity accounting to account for the investment. As discussed above, see Note 16 of the Company's financial statements for details of a proposed merger of NTS into the Company. Interactive developed InterSite, an Internet personalization solution, but this subsidiary has been inactive since November 1998.

The Company offers complete application-software solutions that include adaptive decision models, implementation, education, training, consulting, processing and engineering support services. Current Company software products detect bankcard (credit/debit) and private-label (retail) card, merchant and other forms of fraud (PRISM), provide intelligent, enterprise-wide marketing campaign management and real-time targeted information to Internet Web site visitors (eCLIPSE), provide traffic management and safety (through its affiliate NTS) of freeways (TrafficVision), rail crossings (Rail CrossingGuard), and intersections (CrossingGuard), and provide much greater efficiencies in document processing and fax distribution environments (NestorReader, OmniTools and N'Route which products were licensed to National Computer Systems in June 1996). The Company's software solutions are designed for client-server implementation and flexible integration with customers' existing computing infrastructures. Installation time periods for the Company's software solutions depend upon the particular product involved, and can take as little as three days or as long as twelve months. The Company believes that PRISM customer payback periods for license, installation, and first year user fees are typically less than one year.

Fraud Detection and Risk-Assessment Systems

The Company's fraud detection and risk assessment solutions include the Proactive Risk Management (PRISM) system which has been licensed to more than 40 financial-services and retail clients as of December 31, 2000. These systems can detect bankcard or credit-card fraud, and can be readily updated by clients to adapt to changing patterns of fraudulent transactions. By monitoring each cardholder's historical and current transactions, PRISM is capable of detecting unusual patterns of card use and of rapidly detecting a significant proportion of fraudulent transactions with an extremely low error rate. Customers have reported a reduction of more than 50% in their credit-card fraud loss experience.

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

In February 1995, the Company announced PRISM. PRISM enhanced the fraud-detection capabilities of FDS to include workflow management and other PC-based productivity tools that are designed to enable the fraud manager and fraud-control team to efficiently identify and track frauds detected by the system. The initial PRISM system was an upgrade to FDS installed at G.E. Capital Consumer Financial Services; the upgrade incorporated PRISM in 1995.

During 1999, the Company expanded its PRISM product line with the introduction of PRISM Debit (Debit), PRISM Bankruptcy (Bankruptcy), and PRISM Credit (Credit). Debit is an intelligent risk management system that detects, monitors, responds to and prevents off-line debit card fraud. Bankruptcy is a bankruptcy decision-support system that provides transaction-level analysis of each account and enables card issuers to better manage risk while increasing portfolio profitability. Credit is a multi-faceted fraud detection system that dramatically reduces losses associated with credit and retail card application fraud.

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

On-line, transaction-based capability. The Company's software can provide an immediate, situation-specific response to each customer transaction. For example, the PRISM system can immediately detect and report fraudulent activity within the first one or two transactions, rather than within one or two days of transactions.

Flexible client-server and operating solutions. The Company's solutions can be integrated into a customer's existing environment or architecture. The Company's products are based upon a distributed client-server architecture consisting of components that operate on a wide range of industry standard, client-server platforms, including the IBM, MVS/CICS, Compaq's proprietary, fault tolerant Non Stop Kernel (NSK), UNIX and Windows NT operating platforms.

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

Expand current distribution network. The Company plans to expand its worldwide sales, distribution and service forces through the appointment of partners with expertise in various product channels (i.e. telecommunications and internet transaction processing). The Company intends to continue developing domestic markets while augmenting its international growth. On February 1, 2001, the
Company entered into a new non-exclusive license agreement with Applied Communications, Inc. ("ACI"), a subsidiary of Transaction Systems Architects, Inc. Pursuant to the license agreement, ACI has been granted the right to integrate and distribute all of the Company's PRISM and fraud detection products throughout ACI's worldwide sales and support network. ACI made an initial payment of $1.1 million to the Company upon execution of the agreement, and is required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments will be required. This agreement replaces the license agreement signed with ACI on April 18, 1997. See "Certain Relationships and Related Transactions." The Company executed a non-exclusive PRISM reseller agreement with CSK Corporation in Japan in 1996. The Company also intends to increase sales efforts through marketing and service agreements with established providers of products and services to its target markets.

Earn recurring revenues through on-going fees based upon product usage. The Company's products provide immediate and ongoing savings to the client through a reduction in the occurrence of undetected fraud losses. The Company has priced its product to include up front fees for licensing and installation, thereby providing an attractive payback of the customer's initial investment as discussed above, and including an ongoing usage fee based upon the number of customer transactions or accounts being reviewed by the software. This ongoing revenue stream is expected to grow as new customers install the product. Future growth may also result from the customer's internal growth in the number of transactions or accounts being reviewed by the software.

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

Customer Relationship Management Systems

During 2000, the Company introduced eCLIPSE, a comprehensive customer relationship and marketing campaign management solution designed to maximize the effectiveness and efficiency of on-line and off-line marketing campaigns for all aspects of financial opportunity from: customer acquisition, retention, cultivation and overall customer profitability. eCLIPSE can utilize customers' internal models along with the Company's customized neural-network models. eCLIPSE combines and improves on previous products developed by the Company:
CampaignOne and InterSite.

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

Sales, Marketing and Methods of Distribution

The Company sells and markets its software and services in North America through a direct sales organization and through third- party licensing agreements. Outside of North America, the Company negotiates marketing agreements with various industry service providers.

The Company's and its affiliates product lines are targeted toward large commercial users (e.g., banks for the PRISM and eCLIPSE products), or federal, state and local government agencies (e.g., Departments of Transportation for the CrossingGuard and TrafficVision products). The products require technical assistance through the sales and installation processes. Accordingly, the Company maintains an in-house staff of engineers to support the sales, installation, and customer- service functions.

The Company's PRISM and eCLIPSE products are licensed directly by the Company and through select distributors, primarily to financial institutions. The
Traffic Management products are being marketed directly by NTS and through distributors to governmental traffic management departments or their chosen integrators. The Company's Intelligent Character Recognition products are marketed by NCS. The Company obtains product inquiries from product mailings, attendance at trade shows, media advertising, trade- press coverage and its Internet site.

In financial services, the Company has in the past created custom applications including risk assessment for bank-card fraud detection, mortgage origination and insurance, consumer credit and securities trading. The Company's FDS and PRISM products are an outgrowth of such development projects. In the United States and Canada, the Company markets PRISM and eCLIPSE through ACI and directly. ACI is the Company's largest reseller, with offices and employees around the world. ACI has reseller rights to all of the Company's PRISM products on a stand-alone basis or packaged with their proprietary products. The Company has a worldwide license with Total System Services, Inc. ("Total") to provide its PRISM product to customers for which Total provides card-processing services (provided in North and Central America). In Japan, custom financial applications are marketed through its licensee, CSK Corporation. Management of the Company believes that the success of the PRISM and eCLIPSE products will create a valuable franchise in each institution, leading to extensions of the Company's technology to other risk-assessment and marketing applications.

During 2000, ACI accounted for 65% of the Company's revenues. During 1999, ACI and CSK accounted for 61%, and 14% of the Company's revenues, respectively. During 1998, ACI, GE Consumer Credit Financial Services and Mellon Bank accounted for 28%, 20% and 14% of the Company's revenues, respectively. During 1999, GE Consumer Credit Financial Services and Mellon Bank accounts were acquired by other banks and the annual use fees being realized from PRISM ceased. The loss of any of these customers for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is not required to maintain significant inventories in order to deliver its products. The Company does not generally grant payment terms to customers in excess of 90 days. As of December 31, 2000 and 1999 the Company had a backlog of approximately $1,046,000 and $1,208,000, respectively, in undelivered license, development and installation contracts. At December 31, 1998, the Company had a backlog of approximately $578,000 in undelivered development and installation contracts, in addition to $914,000 in NTS backlog as of December 31, 1998. NTS backlog is not included in the Company's 2000 or 1999 figures.

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

Neural-networks simulate a virtual network of interconnected units, processing data in parallel, and communicating with each other at high speeds. A trained neural-network receives input and then outputs a response: either
"unrecognized", "recognized", or "not sure". Exceeding the capability of if-then-else conditional rules, the power of the neural-networks is in their ability to accurately recognize patterns in multi-dimensional non- linear input, such as attempting to recognize characters from a scanned handwritten sample, which is ill-defined, affected by "noise", or blatantly unusual (i.e. overly large or small, or containing skewed characters). The Company, as the result of extensive research, has created a proprietary neural-network technology referred to as the Restricted Coulomb Energy Model(TM) (RCE) which has been granted five patents.

The RCE model has many unique features. It has rapid learning from sparse data and fast processing speeds. It has been demonstrated that the RCE will learn to recognize patterns orders of magnitude faster than a typical public domain neural-network such as Back Propagation (BP). RCE has the ability to add new features or classes without the need to retrain and re-engineer the complete system. For example, using BP, experts must re- engineer and completely retrain the entire system if new features or classes are added. Re-engineering and retraining is impractical for many real-world applications. RCE is a dynamic configuration of the network so that it can scale and configure itself to accommodate the complexity of a problem and make the most efficient use of available hardware. With BP, one must precisely engineer the number of neurons in order to use the technology, and a stable solution is not guaranteed.

The Company has also been granted a sixth patent for a multi-unit system referred to as the Nestor Learning System(TM) ("NLS"), which is ideally suited for many real-world pattern recognition applications. The NLS has a patented hierarchical, multi-network system for better control and accuracy. This approach is analogous to the way the human neural-network is believed to function. The Company believes that the rapid model development and operational flexibility afforded by its technology provides a competitive advantage in the development of intelligent-decision software solutions.

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

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents and patents pending relating to improvements to The Company's basic technology (see "Patents"). The Company has six applications pending as of December 31, 2000, primarily in the area of traffic management. These improvements are incorporated into the Company's products where applicable.

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

The Company expended in the years ended December 31, 2000, 1999, and 1998, respectively, $1,247,000, $921,000, and $2,113,000, in support of the various aspects of Company-sponsored research and development. Expenses in 1998 include $860,000 from NTS operations which are not consolidated in 2000 and 1999.

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

The Company owns seven United States patents and seven foreign patents issued in four countries and Europe. In addition, the Company has five applications pending in the United States, is a joint owner of one United States application and has three foreign applications pending, as of December 31, 2000. The foreign patents and patent applications correspond to one or more of the United States patents.

The Company believes that seven of its United States patents, and four of the corresponding foreign patents, are material to its and its affiliates business. These United States patents expire at various times from 2005 to 2019. The corresponding foreign patents expire at various times through 2007. The following table lists the Company's material United States patents:

Patent No.     Title                                                      Date of Issue           Expiration
----------     -----                                                      -------------           ----------

4,760,604      Parallel, Multi-unit, Adaptive, Nonlinear Pattern Class    July 26, 1988           2005
               Separator and Identifier

4,897,811      N-Dimensional Coulomb Neural Network Which Provides for    January 30, 1990        2007
               Cumulative Learning of Internal Representations

4,958,375      Parallel, Multi-unit, Adaptive Pattern Classification      September 18, 1990      2007
               System Using Inter-unit Correlations And An Intra-class
               Separator Methodology

5,054,083      Parallel, Multi-unit, Adaptive, Nonlinear Pattern Class    October 1, 1991         2008
               Separator and Identifier

5,479,574      Method and Apparatus for Adaptive Classification           December 26, 1995       2012

5,701,398      Adaptive Classifier Having Multiple Sub Networks           December 23, 1997       2014

6,188,329      Integrated Traffic Light Violation Citation Generation     February 13, 2001       2019
               and Court Date Scheduling System


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

In the field of customer relationship management systems, the Company faces competition from a number of sources, including commodity-software providers, traditional database vendors, and vertical solution providers. The first two groups include such companies as Microsoft, Netscape, IBM and Oracle. Companies providing vertical solutions include Acxiom, Experian, Harte- Hanks, BroadVision, Cyber Dialogue, Engage Technologies, Net Perceptions, Vignette, and HNC Software and others. The market for Internet- oriented personalization products is intensely competitive with new competitors emerging frequently.

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

Employees

As of December 31, 2000, the Company had forty-four full-time employees, including twenty-three in software engineering and product development, eight in sales and marketing and thirteen in management, finance and support. One of the Company's current directors (and a founder of Nestor Associates) received the Nobel Prize in Physics in 1972. All of these employees are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good. The Company's success depends to a significant degree upon the continued employment of the Company's key personnel.
Accordingly, the loss of any key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations. No employee currently has an employment contract in place with the Company. The Company believes its future success will depend upon its ability to attract and retain industry-skilled managerial, engineering, software development and sales personnel, for whom the competition is intense. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified engineering and sales people. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such qualified personnel, and the failure to attract, assimilate and retain key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations.

Licensing, Joint Venture and Development Agreements

The Company seeks to enter into license agreements and research and development contracts in order to obtain greater market penetration and additional funding of the development of its technology in specific fields of use.

Applied Communications, Inc. (ACI) On February 1, 2001, the Company entered into a new non-exclusive license agreement with Applied Communications, Inc., a subsidiary of Transaction Systems Architects, Inc. Pursuant to the license agreement, ACI has been granted the right to integrate and distribute all of the Company's PRISM and fraud detection products throughout ACI's worldwide sales and support network. ACI will pay $1.1 million to the Company in four equal installments over the four months following February 1, 2001, and is required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments will be required. This agreement replaces the license agreement signed with ACI on April 18, 1997. Additionally, ACI hired twelve of the Company's engineering, modeling, and customer support employees and assumes responsibility for product enhancements, installation, modeling, and support for ACI licensees.

On April 18, 1997, the Company expanded its non-exclusive original 1996 license agreement with ACI. The expanded license grants to ACI the right throughout the world to integrate and distribute all of the PRISM products. ACI provides authorization, transaction processing, and other software to more than 2,300 customers in 79 countries throughout the world. The Company receives royalties based on PRISM and other product licensing, engineering and ongoing use fees received by ACI from ACI sublicenses. In April 1998, ACI's parent company, Transaction Systems Architects, Inc. (TSAI) entered into a Stock Purchase Agreement with the Company. TSAI purchased 2.5 million shares of common stock for $5,000,000 and obtained a warrant to purchase an additional 2,500,000 common shares for $7,500,000. The warrant expires on March 1, 2002. Additionally, TSAI provided a $1,000,000 Line of Credit at the prime interest rate plus 1%, which matured on March 1, 2001. As of December 31, 2000, the Company had advances against the line totaling $425,000. This balance is being repaid evenly over twelve months commencing March 1, 2001.

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

ITEM 2.  Properties.
         -----------

The Company leases offices and research and development facilities, consisting of approximately 13,000 square feet, located at One Richmond Square, Providence, Rhode Island 02906, for which the annual base rental is $195,000. The Company believes these facilities will be adequate to serve its needs in the foreseeable future. A portion of this facility is subleased to NTS, on a month-to-month basis, for approximately $12,000 per month, including telephone, utilities and other facilities related expenses.

ITEM 3.  Legal Proceedings.
         ------------------

On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of financial services, obtained a patent entitled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of the Company's patents (infringement claims withdrawn January 10, 2000). The suit seeked various damages, including lost profits and treble damages. On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent TSAI alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. In April 2000, HNC, ACI and its parent agreed to dismiss the California lawsuit. ACI has requested that the Company provide indemnification for approximately $850,000 of its legal counsel costs pursuant to the PRISM License Agreement then in effect between ACI and the Company. The Company is disputing the indemnification claim and does not believe it is obligated to reimburse these costs.

On January 17, 2001, HNC and the Company agreed to settle the case. The Company agreed to drop their claims in return for HNC agreeing not to enforce, or threaten to enforce, the their patent against the Company or its customers.


ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.


ITEM 5.  Market for Registrant's Common Stock and Related
         Security Holder Matters.
         ------------------------------------------------

The Company's common stock was first offered to the public in December 1983 and is traded on the Nasdaq OTC Bulletin Board under the symbol "NEST."

                                      Low Bid         High Ask
                                      -------         --------
Year Ended December 31, 2000
----------------------------
         1st  Quarter                   11/16           5-3/4
         2nd  Quarter                   1-1/2           4-1/4
         3rd  Quarter                 1-14/16          2-5/16
         4th  Quarter                   17/64               2

Year Ended December 31, 1999
----------------------------
         1st  Quarter                    7/16          1-3/32
         2nd  Quarter                     3/4          1-1/16
         3rd  Quarter                   25/32               1
         4th  Quarter                   23/32         1-63/64

As at February 28, 2001, the number of holders of record of the issued and outstanding common stock of the Company was 394, which includes brokers who hold shares for approximately 1493 beneficial holders.

The Company has not paid any cash dividends with respect to its Common Stock since formation.


ITEM 6. Selected Financial Data.
        ------------------------

The following data includes the accounts of Nestor, Inc. and Interactive in 1999 and 2000 and Nestor, Inc., NTS and Interactive in prior years.

                                                                                                      Six Months
                                                                                                        Ended         Year Ended
                                                    Years Ended December 31,                         December 31,       June 30,
                                    -------------------------------------------------------------    ------------     -----------

                                         2000             1999           1998            1997           1996              1996
                                         ----             ----           ----            ----           ----              ----

Operating revenue                   $ 3,652,422       $ 5,114,779     $ 2,241,376     $5,681,076     $1,195,904     $  5,461,580

Operating income (loss)             $(1,548,777)      $   742,451     $(5,236,975)    $ (295,985)    $ (919,117)    $    (27,260)

Other income (expense)              $  (106,675)      $   (97,386)    $   (26,178)    $   31,321     $  (16,220)    $     39,950

Net income (loss)                   $(2,994,574)      $  (836,824)    $(5,263,153)    $ (294,664)    $ (935,337)    $     12,690

Earnings per share
 Weighted number of
 outstanding shares -
 basic and diluted                   17,901,602        17,844,327      15,249,932      9,243,508      8,689,031        7,847,510

Loss per share                      $     (0.17)      $     (0.05)    $     (0.36)    $    (0.08)    $    (0.13)    $      (0.03)

SELECTED BALANCE SHEET DATA:
Total assets                        $ 4,922,703       $ 6,773,905     $ 3,250,089     $2,613,031     $2,817,944     $  3,351,871
Working capital                     $  (199,775)      $ 1,211,257     $   535,806     $  146,081     $  879,172     $  1,983,661
Long-term
 Redeemable Preferred
  Stock                             $      --         $      --       $      --       $5,792,787     $5,398,908     $  5,207,538
 Capital leases                     $      --         $      --       $      --       $   10,220     $    9,455     $      9,455
 Deferred income                    $ 2,036,896       $ 1,965,532     $   440,400     $     --       $  430,899     $    430,899


ITEM 7.  Management's Discussion and Analysis
         ------------------------------------

Prospective Statements

The following discussion contains prospective statements regarding the Company, its business outlook and results of operations, all of which are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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


Liquidity and Capital Resources

Cash Position and Working Capital

The Company had cash and short-term investments of approximately $150,000 at December 31, 2000 as compared with $1,049,000 at December 31, 1999. At December 31, 2000, the Company had a working capital deficit of $200,000, as compared with working capital of $1,211,000 at December 31, 1999. The decrease in working capital in 2000 reflects primarily the working capital used in operations in the current year.

The Company had a net worth of $168,000 at December 31, 2000, as compared with a net worth of $2,304,000 at December 31, 1999. The decrease in net worth resulted from net operating losses realized by the Company of $1,549,000 in 2000 and the net effect of the Company's portion of equity raised by its subsidiary, NTS, totaling $666,000 in 2000 offset by the Company's equity portion if NTS's net loss in 2000 of $1,339,000.

Additional capital may be required to enable the Company to carry out needed marketing campaigns for its products, for continued development and upgrading of its products and for customer support. On February 1, 2001, the Company entered into a source code license agreement with Applied Communications Worldwide, Inc., a subsidiary of Transaction Systems, Architects, Inc. ("TSAI"). The license included an initial and guaranteed minimum fees in 2001 of $1,577,000, and an ongoing license fee equal to 15% of future revenues. In addition, ACI hired twelve employees of the Company thereby assuming future product enhancement, installation, modeling, and support services. Additionally, the Company has reached an agreement to merger with NTS by reacquiring the 65% common stock ownership it currently does not own in exchange for shares to Nestor, Inc., and for additional shares, convert a $4,000,000 NTS note along with an additional $4,000,000 cash contribution from a new investor group.

On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architect, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's License Agreements with Financial Services Division customers. The loan matured on February 29, 2001, and principal payments are due in twelve equal installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1%. The outstanding principal balance on the loan was $420,000 at December 31, 2000 and February 28, 2001 when it matured. The loan has not been replaced by the Company.

Management believes that the Company's revenues, new license agreement and expense reduction realized on February 1, 2001, and the proposed merger with NTS will generate sufficient liquidity, when combined with its liquid assets as of December 31, 2000, to meet the Company's anticipated cash requirements from current operations through the year ending December 31, 2001. If the Company does not realize the merger or revenues sufficient to maintain its operations at the current level, management of the Company would modify certain initiatives until additional funds become available through investment or revenues.

Litigation

On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of Financial Services, obtained a patent entitled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging a number of claims including; violation of Sections 1 and 2 of the Sherman Act
(antitrust), and violation of the Rhode Island Antitrust Act, and patent invalidity. The suit seeks various damages, including lost profits and treble damages. On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent TSAI alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. In April 2000, HNC, ACI and its parent agreed to dismiss the San Diego suit. ACI has requested that the Company provide indemnification for approximately $900,000 of its legal counsel costs pursuant to the PRISM licensing agreement between ACI and the Company. The Company has denied and is disputing the indemnification claim.

The Company and HNC reached a mutually agreeable settlement on January 16, 2001, the terms of which are confidential. All claims have been dismissed. Costs associated with the suit were being expensed as incurred, and totaled approximately $600,000 and $356,000 in 2000 and 1999.

Future Commitments

During 2000, the Company entered into a three year operating lease for computers and related equipment valued at $97,000. The Company has no other material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computers and related computing equipment, for furniture and fixtures, for development of hardware, for consulting and for promotional and marketing expenses. The Company maintains a lease for office space totaling approximately 13,000 square feet. The lease provides for monthly rent, including utilities, except electricity, in the amount of approximately $17,000 per month and expires in March 2003. The Company believes the facilities are adequate for its 2000 needs.

Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.

Results of Operations

Analysis of the Years Ended December 31, 2000 and 1999

In the year ended December 31, 2000, the Company realized a 40% decrease in revenues compared to the prior calendar year. Expenses increased 19% in 2000 resulting in an operating loss of $1,549,000 when compared to an operating profit of $742,000 in the prior year. Revenues from our distribution partners, ACI and CSK, were down in 2000 as were revenues from direct sales efforts.

Revenues

The Company's revenues arise from licensing of the Company's products and technology and from contract engineering services and are discussed separately below. During the year ended December 31, 2000, revenues decreased $1,463,000 to $3,652,000 from $5,115,000 in the prior calendar year. Customers held off committing to new software integration projects in 2000 in part resulting from the effects of the millennium change and perceived software issues.

Software Licensing

Product-licensing revenues totaled $2,537,000 in 2000, as compared with $3,872,000 in 1999. The decrease in these revenues reflects a decrease in initial license fees realized from new PRISM products of $900,000 as thirteen new license were realized in 1999 as compared to eight in 2000, and a decrease in monthly use fees of $360,000 resulting from licenses sold or terminated that were not fully offset by the new licenses coming on-line in 2000.

Engineering Services

Engineering revenues totaled $1,115,000 in 2000, as compared with $1,243,000 in 1999. These revenues relate to new license installations and customer-funded modifications of the Company's PRISM products. The decrease is related to the drop in new PRISM licenses, and the associated installation work, noted in "Software Licensing" above, offset in part by modeling and customization work in 2000 from 1999 licenses.

Operating Expenses

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $5,201,000 in the year ended December 31, 2000, an increase of $829,000 over total operating costs of $4,372,000 in the prior year.

Engineering Services

Costs related to engineering services totaled $967,000 in 2000, as compared with $1,023,000 in 1999. The decrease in these costs reflects related decrease in engineering revenues realized in 2000.

Research and Development

Research and development expenses totaled $1,247,000 in the year ended December 31, 2000 as compared with $921,000 in the prior year. The increase in such costs reflects the net of increased investment in product development in all of the Company's product lines in the current year, including PRISM V6.0 shipped in the fourth quarter of 2000, development of eCLIPSE, and development of PRISM eFraud during 2000.

Selling and Marketing

Selling and marketing costs increased $276,000 to $1,494,000 in the year ended December 31, 2000, from $1,218,000 in the prior year. The increase in selling costs in the year reflects, primarily, an increase in staffing for the development and support of partner and direct customer relationships for the licensing of the PRISM products.

General and Administrative

General and administrative expenses totaled $1,493,000 in 2000, as compared with $1,210,000 in the previous year. General and administrative costs for the year ended December 2000 reflect increased legal expenses related to the lawsuit initiated against a competitor in November 1998, settled in January 2001.

Other Expense

For 2000, net other expense was $107,000, as compared with net other expense of $97,000 in the year-earlier period. In 2000, other expense was comprised primarily of $106,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life.

Loss from Investment in Affiliate

During 2000, the Company's affiliate NTS sold additional common stock interests reducing the Company's equity interest in the affiliate to 34.6%. The Company's interests in NTS are accounted for under the equity method of accounting in 2000 and 1999. As a result of the Company's equity interest in NTS, the Company reported a loss from investment in affiliate of $1,339,000 in 2000, representing 34.6% of NTS's actual net loss in 2000 of $3,513,000, and the Company reported $1,482,000 in 1999, representing 49% of NTS's actual net loss in 1999 of $2,453,000 reflecting varying ownership percentages during 1999. NTS continues to be a development stage company, incurring costs of raising capital, research and development, establishing supplies and production processes, and sales and marketing. During 1998, NTS was included in the consolidated financial results of the Company and reported a net loss of $1,934,000.

Investment in Product Development and Marketing

With the exception of $80,000 related to a custom PRISM installation at December 31, 1998, the Company has not capitalized any expenses relating to the development or marketing of its products.

Net Income

During 2000, the Company experienced a loss of $2,995,000, as compared with a loss of $1,289,000 in the prior year. For the year ended December 31, 2000, loss per share available for common stock was $0.17 per share, as compared with a loss per share of $0.05 in the corresponding period of the prior fiscal year. For the year ended December 31, 2000, there was outstanding a weighted average of 17,901,602 shares, as compared to 17,844,327 shares in the year-earlier period.

Analysis of the Years Ended December 31, 1999 and 1998

During 1999, NTS (a wholly-owned subsidiary of the Company on December 31, 1998) sold an aggregate 58% common stock equity interest to third parties through two
transactions.   This  resulted  in  the  Company  reporting  the  subsidiary  in accordance with the equity method of accounting beginning in 1999. The operating results of the subsidiary for the year ended December 31, 1998 are still
reported  on  the  consolidation  basis  of  accounting.   For  the  purpose  of
comparison, the following table compares the results of operations for fiscal years 1999 and 1998 as if the subsidiary was accounted for under the equity method of accounting in both periods with the 1998 results being reclassified accordingly.
                                                    December 31,
                                         ------------------------------------
                                              1999                  1998
                                          (As Reported)        (Reclassified)
                                          -------------        --------------
Software licensing revenues              $   3,872,016         $   1,349,962
Engineering services revenues                1,242,763               656,890
                                         -------------         -------------
Total revenues                               5,114,779             2,006,852
                                         -------------         -------------
Engineering services expense                 1,023,046             1,799,629
Research and development expense               920,918             1,252,726
Selling and marketing expense                1,218,476             1,295,539
General and administrative expense           1,209,888               962,001
                                         -------------         -------------
Total operating expenses                     4,372,328             5,309,895
                                         -------------         -------------
Income (loss) from operations                  742,451            (3,303,043)
Other expenses                                 (97,386)              (26,178)
                                         --------------        --------------
Income (loss) before taxes and loss
   from investment in affiliate                645,065            (3,329,221)
Loss from investment in affiliate           (1,481,889)           (1,933,932)
                                         --------------        -------------
Net Loss                                 $    (836,824)        $  (5,263,153)
                                         ==============        ==============

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

General and Administrative

General and administrative expenses totaled $1,210,000 in 1999, as compared with $962,000 in the previous year. General and administrative costs for the year ended December 1999 reflect primarily the increased legal expenses related to the lawsuit initiated against a competitor in November 1998.

Other Expense

For 1999, net other expense was $97,000 as compared with net other expense of $26,000 in the year-earlier period. In 1998, other expense was comprised primarily of $106,000 of amortization expense related to the assigned value of warrants outstanding offset by $73,000 of interest income. During 1999, net interest income recorded amounted to $9,000.

Loss from Investment in Affiliate

During 1999, the Company's subsidiary NTS sold common stock interests totaling 58% of its equity. As a result, the Company's interests in NTS are accounted for under the equity method of accounting in 1999. As a result of the Company's equity interest in NTS, the Company reported a loss from investment in affiliate of $1,482,000 in 1999, representing 49% of NTS's actual net loss in 1999 of $2,455,000 reflecting varying ownership percentages during 1999. During 1998, NTS was included in the consolidated financial results of the Company and reported a net loss of $1,934,000.

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

The Company's PRISM product line was profitable during 1999.

The Company began development in July 1996 of products for use in Internet and intranet environments. Costs associated with this effort totaled $1,383,000 in 1998. The Company ceased further direct investment in development of this product line in November 1998. The net investment in this subsidiary during 1998 was $1,383,000. The net investment in the NTS product line was $1,933,000 in 1998. The net investment in the PRISM product line was $1,954,000 in 1998.

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


ITEM 7(a)   Quantitative and Qualitative Disclosure about Market Risk.
            ----------------------------------------------------------

Management assesses their exposure to these risks as immaterial.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NESTOR, INC.
                                    (Registrant)


                                    /s/David Fox, President and CEO
                                    -------------------------------

Date:  March 31, 2001



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures              Title                                     Date
----------              -----                                     ----

/s/Leon N Cooper        Co-Chairman of the Board and Director     March 31, 2001
--------------------

/s/Charles Elbaum       Co-Chairman of the Board and Director     March 31, 2001
--------------------

/s/David L. Fox         President, Chief Executive Officer        March 31, 2001
--------------------      and Director


/s/Herbert S. Meeker    Secretary and Director                    March 31, 2001
--------------------

/s/Sam Albert           Director                                  March 31, 2001
--------------------

/s/Thomas H. Boje       Director                                  March 31, 2001
--------------------

/s/Jeffrey Harvey       Director                                  March 31, 2001
--------------------

/s/Thomas F. Hill       Director                                  March 31, 2001
--------------------

/s/Bruce Schnitzer      Director                                  March 31, 2001
--------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------




                                    FORM 10-K
                                    ---------




                                December 31, 2000
                                -----------------

                            NESTOR, INC.                    Part II
                            ------------
                                                             Item 8
                              CONTENTS








                                                                Page No.


Independent Auditor's Report                                      20

Consolidated Balance Sheets -                                     21
 December 31, 2000 and 1999

Consolidated Statements of Operations -                           22
 For the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity -                 23
 For the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows -                           24
 For the Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                        25

                                                                         Part II
                                                                          Item 8




                         Report of Independent Auditors


The Board of Directors and Stockholders
   of Nestor, Inc.

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP



Providence, Rhode Island
February 26, 2001

                                  NESTOR, INC.
                           Consolidated Balance Sheets
                           ---------------------------

                                                            DECEMBER 31,
            ASSETS                                       2000          1999
                                                    ---------------------------

CURRENT ASSETS:
  Cash and cash equivalents ......................  $    150,035   $  1,048,802
  Accounts receivable, net of allowance
    for doubtful accounts ........................       693,555        984,318
  Unbilled contract revenue ......................     1,260,884      1,200,484
  Due from affiliate .............................       322,952        320,459
  Other current assets ...........................        91,042        161,809
                                                    ------------   ------------
    Total current assets .........................     2,518,468      3,715,872

Long term unbilled contract revenue ..............     2,036,896      1,965,532
Investment in affiliate ..........................        81,100        710,690
Property and equipment at cost,
  net of accumulated depreciation ................       177,377        269,917
Deferred development costs .......................        32,000         56,000
Patent development costs .........................        76,862         55,894
                                                    ------------   ------------
TOTAL ASSETS .....................................  $  4,922,703   $  6,773,905
                                                    ============   ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit .................................  $    419,769    $      --
  Accounts payable ...............................       253,696        271,397
  Accrued employee compensation ..................       265,779        314,202
  Accrued liabilities ............................       472,983        547,799
  Deferred income ................................     1,306,016      1,371,217
                                                    ------------   ------------
    Total current liabilities ....................     2,718,243      2,504,615

NONCURRENT LIABILITIES:
  Long term deferred income ......................     2,036,896      1,965,532
                                                    ------------   ------------
    Total liabilities ............................     4,755,139      4,470,147
                                                    ------------   ------------

  Commitments and contingencies ..................          --             --

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value,
    authorized 10,000,000 shares; issued and
    outstanding: Series B - 235,000 shares at
    December 31, 2000 and 345,000 shares at
    December 31, 1999 ............................       235,000        345,000
  Common stock, $.01 par value, authorized
    30,000,000 shares; issued and outstanding:
    17,688,449 shares at December 31, 2000 and
    17,499,327 shares at December 31, 1999 .......       176,884        174,993
  Warrants and options ...........................       843,434        736,951
  Additional paid-in capital .....................    27,434,129     26,574,123
  Retained deficit ...............................   (28,521,883)   (25,527,309)
                                                    ------------   ------------
    Total stockholders' equity ...................       167,564      2,303,758
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $  4,922,703    $ 6,773,905
                                                    ============    ===========

Significant related party transactions are described in Note 13.
The Notes to the Financial Statements are an integral part of this statement.


                                        NESTOR, INC.
                            Consolidated Statements of Operations
                            -------------------------------------


                                                          YEARS ENDED DECEMBER 31,
                                                     2000           1999           1998
                                              ---------------------------------------------

Revenue (Note 13):
   Software licensing ......................  $   2,537,511    $  3,872,016    $  1,352,071
   Engineering services ....................      1,114,911       1,242,763         746,007
   Tangible product sales ..................           --              --           143,298
                                              -------------    ------------    ------------

      Total revenue ........................      3,652,422       5,114,779       2,241,376
                                              -------------    ------------    ------------

Operating expenses:
   Engineering services ....................        966,681       1,023,046       2,066,558
   Tangible product costs ..................           --              --            54,010
   Research and development ................      1,247,205         920,918       2,112,746
   Selling and marketing ...................      1,493,968       1,218,476       1,831,697
   General and administrative ..............      1,493,345       1,209,888       1,413,340
                                              -------------    ------------    ------------
      Total operating expenses .............      5,201,199       4,372,328       7,478,351
                                              -------------    ------------    ------------

Income (loss) from operations ..............     (1,548,777)        742,451      (5,236,975)

Other  expense - net .......................       (106,675)        (97,386)        (26,178)
                                              -------------    ------------    ------------
Income (loss) before income taxes
  and investment loss ......................     (1,655,452)        645,065      (5,263,153)

Income taxes ...............................           --              --              --
Loss from investment in affiliate ..........     (1,339,122)     (1,481,889)           --
                                              -------------    ------------    ------------

Net loss ...................................  $  (2,994,574)   $   (836,824)   $ (5,263,153)
                                              =============    ============    ============

Loss Per Share:
Net loss ...................................  $  (2,994,574)   $   (836,824)   $ (5,263,153)
Dividends accrued on preferred stock .......           --              --           151,396
                                               ------------    ------------    ------------
Net loss available for common stock ........  $  (2,994,574)   $   (836,824)   $ (5,414,549)
                                              =============    ============    ============
Loss per share, basic and diluted ..........  $       (0.17)   $      (0.05)   $      (0.36)
                                              =============    ============    ============

Shares used in computing loss per share:
   Basic and diluted .......................     17,901,602      17,844,327      15,249,932
                                              =============    ============    ============

The Notes to the Financial Statements are an integral part of this statement.


                                                            Nestor, Inc.
                                           Consolidated Statement of Stockholders' Equity
                                           ----------------------------------------------

                                     Common Stock         Preferred Stock        Additional                   Warrants
                                 --------------------  ----------------------     Paid-in         Retained      and
                                    Shares    Amount      Shares       Amount     Capital         (Deficit)   Options      Total
                                    ------    ------      ------       ------    ----------       ---------   --------     -----


Balance at December 31, 1997     9,403,987  $ 94,040   1,615,871   $1,710,347   $12,579,920   $(19,427,332)   $523,984  $(4,519,041)

Issuance of Common Stock         2,557,104    25,571        --           --       5,060,282           --          --      5,085,853
Conversion of Preferred Stock
  to Common Stock                1,223,255    12,232  (1,223,255)  (1,294,882)    1,282,650           --          --           --
Premium on Conversion of
  Preferred Stock Series B
  to Common Stock                   19,200       192        --           --            (192)          --          --           --
Dividends on Preferred Stock
  Series D paid in Common Stock
  and cash                           8,889        89        --        (17,941)       17,827           --          --            (25)
Dividend accrued on
  Preferred Stock Series D            --        --          --          8,900        (8,900)          --          --           --
Repurchase of Preferred Stock
  Series D                            --        --       (27,616)     (41,424)         --             --          --        (41,424)
Conversion of Redeemable
  Convertible Preferred Stock
  to Common Stock                4,266,892    42,669        --           --       5,823,568           --          --      5,866,237
Dividends accrued on
  Redeemable Convertible
  Preferred Stock                     --        --          --           --        (142,496)          --          --       (142,496)
Costs incurred in connection
  with Redeemable Preferred
  conversion and TSAI
  Common Stock purchase               --        --          --           --        (108,103)          --          --       (108,103)
Accretion of value of warrants        --        --          --           --            --             --       106,483      106,483
Loss for the year ended
  December 31, 1998                   --        --          --           --            --       (5,263,153)       --     (5,263,153)
                                ----------  --------  ----------   -----------  -----------   ------------    --------  ------------
Balance at December 31, 1998    17,479,327  $174,793     365,000   $  365,000   $24,504,556   $(24,690,485)   $630,467  $   984,331

Conversion of Preferred Stock
  to Common Stock                   20,000       200     (20,000)     (20,000)       19,800           --          --           --
Issuance of equity
  by subsidiary                       --        --          --           --       2,049,767           --          --      2,049,767
Accretion value of warrants           --        --          --           --            --             --       106,484      106,484
Loss for the year ended
  December 31, 1999                   --        --          --           --            --         (836,824)       --       (836,824)
                                ----------  --------  ----------   ----------- ------------   ------------    --------  -----------
Balance at December 31, 1999    17,499,327  $174,993     345,000   $  345,000   $26,574,123   $(25,527,309)   $736,951  $ 2,303,758


Issuance of Common Stock            79,122       791        --           --          84,846           --          --         85,637
Conversion of Preferred Stock
  to Common Stock                  110,000     1,100    (110,000)    (110,000)      108,900           --          --           --
Issuance of equity by
  subsidiary                          --        --          --           --         666,260           --          --        666,260
Accretion value of warrants           --        --          --           --            --             --       106,483      106,483
Loss for the year ended
  December 31, 2000                   --        --          --           --            --       (2,994,574)       --     (2,994,574)
                                ----------  --------  ----------   ----------- ------------   ------------    --------  -----------

Balance at December 31, 2000    17,688,449  $176,884     235,000   $  235,000   $27,434,129   $(28,521,883)   $843,434  $   167,564
                                ==========  ========  ==========   ==========   ===========   ============    ========  ===========

The Notes to the Financial Statements are an integral part of this statement.


                                             NESTOR, INC.
                                Consolidated Statements of Cash Flows
                                -------------------------------------

                                                                     YEARS ENDED DECEMBER 31,
                                                             2000               1999             1998
                                                        --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ...........................................   $ (2,994,574)       $  (836,824)      $ (5,263,153)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
    Write-down for impairment loss ..................           --                 --              790,641
    Depreciation and amortization ...................        116,540            120,257            114,810
    Loss from investment in affiliate ...............      1,339,122          1,481,889               --
    Expenses charged to operations relating to
     options, warrants and capital transactions .....        106,483            106,484            106,483
    Changes in assets and liabilities:
     (Increase) decrease  in accounts receivable ....        290,763           (471,570)            44,464
     (Increase) in unbilled contract revenue ........       (131,764)        (2,397,648)          (477,906)
     (Increase) decrease in other assets ............         70,767           (168,053)           (98,649)
     (Decrease) increase in accounts payable
       and accrued expenses .........................       (124,624)           279,101            199,750
     (Decrease) increase in deferred income .........          6,163          2,244,213            684,304
                                                        -------------       -----------       ------------

     Net cash provided (used) by operating activities     (1,321,124)           357,849         (3,899,256)
                                                        -------------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances to affiliate - net ........................        (45,764)          (320,459)              --
 Purchase of property and equipment .................           --              (61,337)          (132,209)
 Patent development costs ...........................        (20,968)           (55,894)              --
                                                        ------------        -----------       ------------

                Net cash used by investing activities        (66,732)          (437,690)          (132,209)
                                                        ------------        -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of obligations under capital leases ......        (16,317)           (46,540)           (47,246)
 Proceeds from notes payable/line of credit .........        419,769               --              250,000
 Repayment of notes payable .........................           --                 --             (250,000)
 Redemption of Preferred Series D Stock .............           --                 --              (41,424)
 Proceeds from issuance of common stock - net .......         85,637               --            4,977,749
 Payments of dividends on preferred stock ...........           --                 --              (69,070)
                                                        ------------        -----------       ------------
    Net cash provided (used) by financing activities         489,089            (46,540)         4,820,009
                                                        -------------       -----------       ------------

Net change in cash and cash equivalents .............       (898,767)          (126,381)           788,544

Cash and cash equivalents - beginning of year .......      1,048,802          1,175,183            386,639
                                                        ------------        -----------       ------------

Cash and cash equivalents - end of year .............   $    150,035        $ 1,048,802       $  1,175,183
                                                        ============        ===========       ============


SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest paid ......................................   $     10,603        $    13,054       $     20,350
                                                        ============        ===========       ============

 Income taxes paid ..................................   $       --          $      --         $     37,500
                                                        ============        ===========       ============


Significant non-cash transactions are described in Notes 3, 5, 7, 8 and 12
The Notes to the Financial Statements are an integral part of this statement.


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

     The accompanying financial statements include the accounts of Nestor, Inc. in 1999 and 2000 and Nestor, Inc., Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") in 1998. NTS and Interactive were organized effective January 1, 1997 as two wholly owned subsidiaries. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. Any future marketing or development of Interactive's product has been transferred to Nestor, Inc. All intercompany transactions and balances have been eliminated.

     On March 25 and November 30, 1999, NTS sold in the aggregate a 58.1% common-stock interest to a private group of investors (Note 12). In accordance with Company policy, no gain was recognized on these transactions, and the Company recorded an increase in the equity value of its investment in affiliate. As a result of these transactions, the Company changed from consolidation to equity accounting for its remaining interest in NTS for the year ended December 31, 1999. In June 2000, NTS sold additional shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. As discussed in Note 16, in January 2001, an agreement in principle was reached to combine the Company and NTS by merging NTS into a wholly-owned subsidiary of the Company with Nestor, Inc., in effect, becoming the surviving entity.

     B. CASH EQUIVALENTS

     For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

     C. UNBILLED CONTRACT REVENUES

     Unbilled contract revenues represent primarily minimum guaranteed monthly license fees (See F and G below) where a customer pays a portion of the license fees over the software license term (usually five years) based on a contractually predetermined minimum volume of transactions.

     D. DEPRECIATION AND AMORITIZATION

     Depreciable assets are recorded at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the respective assets or lease terms.

     Maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized.

     E. PRODUCT AND PATENT DEVELOPMENT COSTS

     The costs of development of the Company's software - which consist primarily of labor and outside consulting and are an inherent cost of the Company's business - and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the estimated economic life (three to five years) of the product.

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

     As of January 1, 1998, the Company adopted AICPA Statement of Position 97-2
     - Software Revenue Recognition ("SOP 97-2"), which is effective for transactions entered into in 1998. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for contracts with multiple elements, revenue, in some instances, may be recognized later than under past practices. Revenue is recognized as follows:

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

     Contract  Accounting  - For  arrangements  that  include  customization  or modification of the software, or where software services are otherwise considered essential, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage-of-completion method based upon costs incurred to date in relation to estimated total costs.

     Training revenue is recognized upon the completion of training sessions with the customer.

     H. REVENUE CONCENTRATION

     The Company realizes a significant volume of business from Applied Communications, Inc. (ACI). In 2000, 1999 and 1998, revenues from ACI constituted 63%, 61% and 28%, respectively, of total revenues.

     I. CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a result, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers. Management believes the allowance carried for doubtful accounts receivable is adequate to cover potential losses associated with uncollectible accounts receivable.


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



NOTE 2 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                          December 31,
                                                  --------------------------
                                                     2000            1999
                                                     ----            ----

      Trade accounts receivable                   $ 697,700       $ 988,463
      Allowance for doubtful accounts                (4,145)         (4,145)
                                                  ---------       ---------
      Accounts receivable, net of allowance
        for doubtful accounts                     $ 693,555       $ 984,318
                                                  =========       =========



NOTE 3 - DEFERRED DEVELOPMENT COSTS:

     The Company began, in the quarter ended September 30, 1996, a project to customize its PRISM fraud detection system for a customer. By the end of 1997, the Company had deferred $575,000 of costs in connection with engineering and installation of the project. Management believed that these costs would be fully recovered over the five year term of the contract.

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

NOTE 4 - PROPERTY AND EQUIPMENT AT COST - NET:

                                                                     Useful Life
                                                                     in Years or
                                                  December 31,        Lease Term
                                           ------------------------  -----------
                                               2000         1999
                                               ----         ----
      Office furniture and equipment      $  234,706     $  234,706      5 - 7
      Leased computer equipment under
       capital leases                        113,893        113,893        5
      Computer equipment                   1,268,855      1,268,855      3 - 5
                                          ----------     ----------
                                           1,617,454      1,617,454
      Less:  Accumulated depreciation
             and amortization              1,440,077      1,347,537
                                          ----------     ----------
                                          $  177,377     $  269,917
                                          ==========     ==========

     Depreciation and amortization expense on the above assets of $92,540, $96,257 and $114,810, was recorded for the years ended December 31, 2000, 1999, and 1998, respectively. Accumulated depreciation and amortization includes $63,741, $40,963 and $18,184 of amortization related to leased equipment under capital leases at December 31, 2000, 1999 and 1998, respectively.

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

NOTE 6 - LINE OF CREDIT:

     On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architect, Inc. ("TSAI"). The loan is secured by the royalty stream and other fees produced by the Company's
     License Agreements with Financial Services Division customers. As of December 31, 2000, $419,769 had been advanced against the loan. The Company did not require additional advances through February 28, 2001 when the loan matured. Principal payments are due in twelve equal monthly installments ($34,981) beginning March 1, 2001. Interest is based on the prime interest rate plus 1% and is due quarterly in arrears. Included in accrued expenses at December 31, 2000 is $4,296 of interest due to TSAI.

NOTE 7 - COMMON AND PREFERRED STOCK:

     On April 29, 1998, Nestor sold to Transaction Systems Architects, Inc. ("TSAI") $5 million of newly issued common stock at a price of $2 per share and a warrant to purchase an additional 2.5 million shares at $3 per share expiring March 1, 2002 (Note 8). Proceeds from the sale consisted of $4.5 million in cash and surrender of a $500,000 note owed to TSAI. Concurrent with this transaction, Wand Partners converted its $5.8 million of redeemable convertible preferred stock into common stock. The redeemable convertible preferred stock originally accrued and accumulated dividends at rates of seven to nine percent, compounded quarterly on the stated value per share and such dividends not paid in cash increased the stated value. The Company paid cash dividends totaling $69,046 in 1998 on the redeemable convertible preferred stock.

     Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $235,000 and $345,000 at December 31, 2000 and 1999, respectively.

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

     Series D Convertible Preferred Stock was convertible after January 1, 1996 at the option of the holder into one fully paid and non-assessable share of Common Stock of the Company on a share-for-share basis. The Company issued a redemption call in May 1998 for all of the outstanding Series D shares at a redemption price of $1.50 plus unpaid dividends payable as of June 30, 1998. Stockholders had the option of converting into common shares under the Preferred Shares Agreement and, as a result, 143,155 common shares were issued. After paying dividends of $17,941 on June 30, 1998, the Company reclassified the unconverted Series D balance to accrued expenses where approximately $36,000 remains unpaid at December 31, 2000 and 1999.

NOTE 8 - OPTIONS AND WARRANTS:

     On April 1, 1984, the Company adopted an Incentive Stock Option Plan providing for the granting of options to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. The Company's Stock Option Plan has authorized the grant of options to employees for up to 2,450,000 shares of the Company's common stock. Options generally vest over three years and are exercisable for five years from the date of grant.

     On May 6, 1997, the Company adopted the 1997 Stock Option Plan providing for the granting of options to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. The 1997 Stock Option Plan has authorized the grant of options to employees for up to 1,000,000 shares of the Company's common stock. Options vest over three years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire five years from the date of grant.

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). The Company will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized in the financial statements for qualifying grants issued pursuant to the Company's Stock Option Plan.

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

     The following table presents the activity of the Company's Stock Option Plan for the years ended December 31, 2000, 1999 and 1998:



                                                                          Years Ended December 31,
                                              ------------------------------------------------------------------------------
                                                        2000                       1999                        1998
                                                        ----                       ----                        ----
                                                            Weighted                    Weighted                    Weighted
                                                             Av. Ex.                     Av. Ex.                     Av. Ex.
                                                 Shares       Price          Shares       Price          Shares       Price
                                                 ------       -----          ------       -----          ------       -----


      Outstanding beginning  of year           1,628,316     $1.20         1,579,124     $1.22         2,214,000     $1.58
      Granted                                    270,500       .94            62,500       .72           454,124       .99
      Exercised                                   79,122      1.08              --         --             31,250      1.09
      Canceled                                   714,873       .99            13,308      1.08         1,057,750      1.88
                                               ---------                   ---------                   ---------
      Outstanding end  of year                 1,104,821     $1.28         1,628,316     $1.20         1,579,124     $1.22
                                               =========                   =========                   =========

      Options exercisable  at year end           805,928     $1.42         1,322,786     $1.24         1,102,846     $1.22
                                               =========                   =========                   =========
      Weighted average fair value of
       options granted during the year         $    0.75                   $    0.42                   $    0.71
                                               =========                   =========                   =========

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000.

                                      Options Outstanding                       Options Exercisable
                           -------------------------------------------      ---------------------------
                                            Weighted
                                            Average           Weighted                       Weighted
                           Number           Remaining         Average       Number           Averaged
      Range of             Outstanding      Contractual       Exercise      Exercisable      Exercisable
      Exercise Prices      at 12/31/00      Life (Years)      Price         at 12/31/00      Price
      ---------------      -----------      ------------      -----         -----------      -----

       $ .31                   15,000           3.00           $0.31          7,500            $0.31
       $ .69 - $ .94          582,571           3.26            0.74        324,428             0.73
       $1.38 - $1.94          283,750           2.01            1.54        274,000             1.55
       $2.09 - $2.32          138,000           4.05            2.26        136,625             2.26
       $2.50 - $2.91           85,500           5.08            2.69         63,375             2.75
                            ---------           ----            ----      ---------            -----
                            1,104,821           3.18           $1.28        805,928            $1.42
                            =========           ====           =====      =========            =====

     The following are the pro forma net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998, as if the compensation cost for the option had been determined based on the fair value at the grant date for grants in those periods and reflected in the financial statements:

                                            Years Ended December 31,
                                 ---------------------------------------------
                                    2000               1999            1998
                                    ----               ----            ----

      Net loss:
        As Reported            $(2,994,574)      $  (836,824)      $(5,263,153)
        Pro Forma              $(2,573,487)      $(1,022,488)      $(4,710,218)

      Net loss per share:
        As Reported            $     (0.17)      $     (0.05)      $     (0.36)
        Pro Forma              $     (0.14)      $     (0.06)      $     (0.32)


     The effects on the years ended December 31, 2000, 1999 and 1998 pro forma loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years because additional options will vest subsequent to December 31, 2000 and the Company expects to grant additional options in future years.

     The fair value of each option grant was estimated using the Black-Scholes model with risk-free interest rates on the date of grant, which ranged from 4.3% to 6.8%. The Company has never declared nor paid dividends on its common stock and does not expect to in the foreseeable future. The volatility factor of the expected market price of the Company's common stock used in estimating the fair value of the grants was 1.009 and the expected life of the options was estimated as five years.

     The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. The following table presents warrants outstanding:

                                                       December 31,
                                          ------------------------------------
                                              2000         1999        1998
                                              ----         ----        ----

      Eligible, end of year for exercise
       currently                           4,999,040    5,000,580    5,000,580
                                           =========    =========    =========

      Warrants issued                           --           --      2,500,000
       Low exercise price                 $     --     $     --     $     3.00
       High exercise price                $     --     $     --     $     3.00

     The warrants outstanding as of December 31, 2000 are currently exercisable and expire at various dates through October 5, 2005. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $0.65 to $3.00 per share; however, upon completion of the transactions contemplated by the merger agreement and the secured note agreement (Note 16), the current exercise price will be reduced in accordance with the terms and conditions of the warrant.

     During  the year ended  June 30,  1996,  the  exercise  price of  1,000,000 warrants issued in the prior year was reduced from $1.50 to $.65. The maximum cumulative expense to be recorded by the Company upon exercise of these warrants will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the remaining life of the warrants. Accordingly, the Company recognized expenses totaling $106,000 annually in 2000, 1999 and 1998.


NOTE 9 - SEGMENT INFORMATION:

     A. Description of reportable segments

     In prior years, the Company had three reportable segments. During 1998, the Internet segment ceased operations, and in 1999, 58.1% of the Traffic Systems segment was sold, leaving Financial Solutions as the sole reportable segment at December 31, 1999. Segment information for 1999 and 2000 has been omitted since all operations relate to a single segment.

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

     C. Segment profit or loss and segment assets

     All revenues are from external customers. There are no intercompany sales. The "All Other" category represents general corporate activity.


                               Financial      Traffic                        All
                               Solutions      Systems        Internet       Other          Totals
                               ---------      -------        --------       -----          ------
     Year Ended
     Dec. 31, 1998:
     Revenues                  $ 1,931,000    $   235,000    $    44,000    $    31,000    $ 2,241,000
     Depreciation and
      amortization
      expense                      548,000         25,000        309,000         23,000        905,000
     Segment profit (loss)      (1,954,000)    (1,933,000)    (1,383,000)         7,000     (5,263,000)
     Segment assets                788,000        318,000         46,000      1,440,000      2,592,000
     Expenditures for
      long-lived assets             29,000         37,000          8,000         58,000        132,000


     D. Geographic Information

     Revenues are attributed to countries based on the location of customers. All long-lived assets are located in the United States.

                                            Years Ended December 31,
                                    ----------------------------------------
                                        2000          1999           1998
                                        ----          ----           ----

        United States               $2,841,558     $4,196,612     $1,918,951
        Belgium                        276,799        151,200        212,097
        Germany                           --             --           17,460
        Japan                          117,532        685,850         55,333
        Canada                         416,533         81,117         27,000
        Singapore                         --             --           10,535
                                    ----------     ----------     ----------
                                    $3,652,422     $5,114,779     $2,241,376
                                    ==========     ==========     ==========

   E. Revenues from Major Customers

     All revenues presented are derived from the Company's Financial Solutions segment with the exception of Customer E, which relates to the Traffic Systems segment. Customer A is a subsidiary of TSAI (see Notes 6, 7, 13, 15 and 16).


                                           Years Ended December 31,
                                    --------------------------------------
                                         2000         1999          1998
                                         ----         ----          ----

                Customer A          $2,299,208     $3,106,631     $620,732

                Customer B             285,834           --           --

                Customer C                --          685,850         --

                Customer D                --             --        445,115

                Customer E                --             --        302,979

                Customer F             276,799           --           --

                Customer G             256,876           --           --




NOTE 10 - OTHER EXPENSE - NET:

     Other income (expense) as reflected in the consolidated statements of operations consists of the following:


                                             Years Ended December 31,
                                     ---------------------------------------
                                         2000          1999          1998
                                         ----          ----          ----

      Interest income (expense)       $    (192)    $   9,098     $ (20,350)

      Expense relating to
       financing operations            (106,483)     (106,484)     (106,483)

      Other - net                          --            --         100,655
                                      ----------    ---------     ---------

      Other expense - net             $(106,675)    $ (97,386)    $ (26,178)
                                      =========     =========     =========



NOTE 11 - INCOME TAXES:

     The Company accounts for income taxes using the deferred liability method as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ("FAS 109"). Under FAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities, and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

     Due to operating losses throughout the reporting periods, no provision for income taxes was made in 2000, 1999 or 1998. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                           December 31,
                                                 -----------------------------
                                                     2000              1999
                                                     ----              ----
        Deferred tax liabilities:
        -------------------------
          Property and equipment                 $     3,000       $      --
          Deferred development costs                  13,000            22,000
                                                 -----------       -----------
         Total deferred tax liabilities               16,000            22,000

        Deferred tax assets:
        --------------------
          Accounts receivable                          2,000             2,000
          Accrued expenses                           347,000           308,000
          Deferred income                             35,000            32,000
          Tax credits                                 17,000            17,000
          Net operating loss                       6,839,000         5,988,000
                                                 -----------       -----------
        Total deferred tax assets                  7,240,000         6,347,000

        Valuation allowance                       (7,224,000)       (6,325,000)
                                                 -----------       -----------
        Net deferred tax assets                       16,000            22,000
                                                 -----------       -----------
        Net deferred tax balance                 $      --         $      --
                                                 ===========       ===========


     In accordance with FAS 109, a valuation allowance must be established until it is more likely than not that future benefits arising from net deferred tax assets will be realized. Realization is not assured in future tax projections.

     A reconciliation of the provision for income taxes to the amount computed using the Federal statutory tax rates consists of the following:

                                                Years Ended December 31,
                                     -------------------------------------------
                                         2000            1999           1998
                                         ----            ----           ----
      Income (loss) before taxes
       and investment loss           $(1,655,000)     $ 645,000     $(5,263,000)
                                     ===========      =========     ===========

      Tax at statutory rate of 34%   $  (563,000)     $ 219,000     $(1,789,000)
      State income tax (net of
       federal benefit)                 (110,000)        47,000        (313,000)
      Effect of permanent
       differences                       (54,000)        36,000         101,000
      Valuation allowance                727,000       (302,000)      2,001,000
                                     ------------    ----------     -----------

        Income tax expense           $      --        $    --       $      --
                                     ============     ==========    ===========


     The Company has available at December 31, 2000, $18,399,000 and $9,829,000 of net operating loss carryforwards for federal and state purposes, respectively. These loss carryforwards may be applied against future taxable income and begin to expire in 2001.


NOTE 12 - NESTOR TRAFFIC SYSTEMS, INC. AFFILIATE:

     On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common stock interest (540,000 shares at $4.35 per share) to a private group of investors for $2,350,000 in cash and issued an option to purchase an additional 17.5% of its common stock for $1,750,000. The option was scheduled to expire on January 31, 2000. On November 30, 1999, the Company, NTS and the investor group agreed to accelerate the exercise of the option and an additional 20.6% interest (710,000 shares at $2.47 per share) was sold for $1,755,000. On June 23, 2000, NTS sold additional shares of its common stock to private investors for $2,025,000 (450,000 shares at $4.50 per share). The investor group includes three officers and a director of the Company and the subsidiary, who in the aggregate, have contributed $970,085 of cash invested on the same basis as third-party investors. As discussed in Note 16, in January 2001, an agreement in principle was reached to combine the Company and NTS by merging NTS into a wholly-owned subsidiary of the Company with Nestor, Inc., in effect, becoming the surviving entity.

     As a result of the 1999 transactions, the Company's interest in NTS decreased to 41.9%, prompting the change from consolidation to equity accounting for the year ended December 31, 1999. The Company owns 34.62% of NTS at December 31, 2000. The investment in affiliate balances of $81,100 and $710,690 at December 31, 2000 and 1999, respectively, reflect the Company's interest in NTS's equity.

     Presented below is summarized NTS financial information at December 31, 2000 and 1999 and for the years then ended:

                                                December 31,
                                       ------------------------------
                                          2000                1999
                                          ----                ----
             Current assets            $  466,000          $2,124,000
             Noncurrent assets            694,000             298,000
             Current liabilities          925,000             724,000
             Stockholders' equity         234,000           1,698,000

             Total revenues               873,000             167,000
             Operating expenses         4,425,000           2,656,000
             Net loss                   3,513,000           2,453,000

     During the period January 1, 1999 through March 31, 1999, the Company advanced NTS financing to cover operating expenses amounting to approximately $550,000. Of this advance, $275,000 was reimbursed in March 1999, and the balance was paid in January 2001. Periodically, other advances are made by the Company to NTS primarily as a result of shared accounts. These amounts are due as invoiced and are also included in the due from affiliate balance. The amount due from NTS at December 31, 2000 and 1999 was $322,952 and $320,459, respectively.

     On January 1, 1999, the Company entered into an exclusive license with NTS to apply certain proprietary technologies in the fields of using video and other sensors to analyze, monitor and respond to movement of persons or objects in vehicular, rail, air or other modes of transportation or supporting the foregoing. The license expires upon the expiration of the underlying patents protecting the technologies used in NTS's products. The license provides for royalties to the Company starting in 2000 equal to 5% of the gross margin realized from sales or licensing of products subject to the license, and increasing to 10% of the gross margin in calendar years 2001 and beyond. The license requires minimum annual royalties of $125,000 beginning in 2001, increasing to $1,000,000 in 2005 and beyond, in order to maintain exclusive rights. This license will be extinguished upon effectiveness of the merger discussed in Note 16. The Company recorded royalties of $9,548 for 2000 and such amount is included in due from affiliate at December 31, 2000. No royalties were due or payable in 1999.

     NTS uses facility and administrative services of the Company, including office space and executive, accounting and other support personnel. NTS reimburses the Company monthly for these services at a rate of $39,913 for up to 15 NTS employees, and $47,267 for above 15 employees. Such reimbursement will decrease as NTS moves into its own office space and develops an independent executive and support staff. Facility and administrative fees charged to NTS were $567,000 in 2000 and $479,000 in 1999. Included in the due from affiliate balance at December 31, 2000 is $47,267 for December 2000 fees.


NOTE 13 - RELATED PARTY TRANSACTIONS:

     Herbert S. Meeker, a director of the Company, is a partner in the law firm of Baer, Marks & Upham, which the Company uses for legal services. For the years ended December 31, 2000, 1999 and 1998, the Company recorded an expense for Baer, Marks & Upham of $4,874, $15,600 and $15,600, respectively.

     Bruce W. Schnitzer, who became a director of the Company in August 1994, is Chairman of Wand Partners, Inc., a private investment firm that the Company uses for management consulting. For the years ended December 31, 2000, 1999 and 1998, the Company recorded an expense for Wand Partners, Inc. of $43,048, $41,497 and $47,770, respectively. During 1998, the Company paid Wand Partners dividends totaling $69,046 on the redeemable preferred stock held by Wand. Included in accrued liabilities at December 31, 2000, 1999 and  1998  are  $141,243,  $99,167  and  $63,738,  respectively,  due  Wand
     Partners, Inc.

     Thomas D. Halket, who became an officer of the Company in January 1993, was a partner in the law firm of Hughes Hubbard & Reed LLP, which the Company used as outside counsel. For the years ended December 31, 2000, 1999 and 1998, the Company recorded an expense for Hughes Hubbard & Reed LLP of $35,852, $76,106 and $80,039, respectively.

     During  1998,  TSAI,  the parent  company of Applied  Communications,  Inc.
     (ACI), became a significant shareholder of the Company (Note 7). Thomas H. Boje, Vice President, Corporate Development of TSAI, became a director of the Company in April 2000. For the years ended December 31, 2000, 1999 and 1998, the Company recorded revenues of $2,299,208, $3,106,631 and $620,730, respectively from ACI. At December 31, 2000 and 1999, accounts receivable included $639,013 and $489,494 due from ACI and unbilled were $3,184,924 and $3,141,574. Also at December 31, 2000 and 1999, deferred income included $3,192,849 and $2,904,634 from ACI. Further related party transactions with TSAI and ACI are discussed in Notes 6, 7, 8, 15 and 16.

     See Note 12 for transactions with affiliate.


NOTE 14 - COMMITMENTS AND CONTINGENCIES:

     The Company maintains a facility in Rhode Island under an operating lease dated April 1, 1998, as amended. This lease provides for annual rentals of $195,000 through March 2001, $201,500 through March 2002, and $208,000 through March 2003. Rent expense of $195,000, $195,000 and $193,953 was charged to operations for the years ended December 31, 2000, 1999 and 1998, respectively.

     During 2000, The Company began leasing computer equipment under an operating lease agreement. The lease provides for monthly rent payments in arrears over a three-year term. At the end of the lease term, the Company may purchase the equipment at fair market value, extend the lease term or return the equipment. The value of leased equipment was $97,035 at December 31, 2000 and rent expense was $33,233 for the year.

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

     The aggregate minimum payments due over the remaining term of the above agreements are as follows:

                     December 31, 2001       $ 280,000
                     December 31, 2002         287,000
                     December 31, 2003         106,000
                     December 31, 2004          40,000
                     December 31, 2005          40,000
                     Thereafter                 40,000
                                             ---------
                                             $ 793,000
                                             =========

NOTE 15- LITIGATION:

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

     On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against ACI and its parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. In April 2000, HNC, ACI and its parent agreed to dismiss the lawsuit. ACI has requested that the Company provide indemnification for approximately $900,000 of its legal counsel costs pursuant the PRISM license agreement between ACI and the Company. The Company is disputing the indemnification claim and therefore, no accrual has been established.

     The Company and HNC reached a mutually agreeable settlement on January 16, 2001, the terms of which are confidential. All claims have been dismissed. Costs associated with the suit have been expensed as incurred.

NOTE 16- SUBSEQUENT EVENTS:

     A. MERGER AND SECURED NOTE AGREEMENT

     In January 2001, an agreement in principle was reached to combine the Company and Nestor Traffic Systems, Inc., by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc. in effect becoming the surviving entity. The combination is subject to certain conditions including a fairness opinion of the transaction by a qualified investment company and approval by the shareholders of both companies.

     On January 9, 2001, the Company and NTS entered into a secured note agreement with NTS Investors, LLC (an independent investment group ("Group")). The Group loaned NTS $4,000,000 as of February 1, 2001 with principal and interest at 8% due on December 31, 2001. The note contains various covenants including restrictions on the use of proceeds and payments to Nestor, Inc. It is secured by NTS assets.

     Upon consummation of the combination contemplated above, the Group will convert the note to equity and increase its total investment to $8,000,000 in exchange for approximately 16,756,000 shares (33.34%) of Nestor, Inc. common stock, the current NTS shareholders will receive approximately 15,580,000 shares (31%) of Nestor, Inc. common stock and current Nestor, Inc. shareholders would then own approximately 17,922,000 shares (35.66%).

     If the combination is not consummated on or before December 31, 2001, the Group may elect on or before January 31, 2002 to convert the note into NTS common stock for up to a 25% fully diluted equity interest and reacquire up to an additional 25% fully diluted equity interest in NTS for an additional $4,000,000.

     In the event that the combination is completed, the Group will receive the right to acquire additional common stock at the same price at which warrants of Nestor, Inc. are exercised so as to maintain their ownership interest percentage. In addition, the Group will receive the option to acquire up to 1,000,000 shares of the Company's common stock at $.75 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding.

     B. NEW ACI LICENSE AGREEMENT

     On February 1, 2001, the Company entered into a license agreement with ACI pursuant to which ACI was granted a worldwide, perpetual, non-revocable, non-transferable and non-exclusive license in the field of use of fraud detection (including money laundering detection) in electronic payments. ACI may brand, customize, and extend the software products covered by the license agreement as well as use the software programs as a development platform to develop new functional and new end-user products or applications subject to the terms and conditions of the license. In return, ACI is fully responsible and liable for the provision of services to its licensees. Nestor, Inc. had previously provided support, maintenance and enhancements for these products.

     ACI has agreed to pay initial and guaranteed minimum license fees during the first year in the aggregate of $1,576,650 and, in addition, an ongoing license fee of 15% for source code license rights to the software products. The license granted to ACI is for products that presently constitute a substantial portion of the Company's gross revenues. During 2000, the Company recorded license fees of $1,401,305 under the previous 40% royalty rate and $897,903 of engineeirng revenues at normal full-fee rates (Note
     13). Future ACI revenues are expected to decrease significantly due to the decrease in the royalty rate from 40% to 15% and the elimination of ACI engineering revenues. Future expenses relating to these revenues will also decrease because ACI has hired twelve employees from Nestor, Inc., effective February 1, 2001 and is reimbursing the Company $13,000 per month for up to six months for the continued use of Nestor, Inc. facilities and equipment prior to their office relocation. This agreement replaces the April 28, 1998 license agreement with ACI.


                                                   NESTOR, INC.                              Part IV
                                                   ------------
                                                                                             Item 14
                                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE              Schedule II
                                  -----------------------------------------
                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                   Balance at                   Charged to   Deductions    Balance at
                                   Beginning of   Charged to    Other        from          End of
                                   Period         Expense       Accounts     Reserve       Period
                                   ------         -------       --------     -------       ------
Allowances deducted
from accounts receivable:

Year Ended December 31, 1998       $ 154,554      $ 40,081      $  --        $(163,450)    $ 30,300

Year Ended December 31, 1999       $  30,300      $  5,000      $  --        $ (31,155)    $  4,145

Year Ended December 31, 2000       $   4,145      $ 62,850      $  --        $ (62,850)    $  4,145


 ITEM 8.  Financial Statement and Supplementary Data.
          ------------------------------------------

          See annexed financial statements.


ITEM 9.   Changes in or Disagreement with Accounting and Financial disclosure.
          -------------------------------------------------------------------

          Not Applicable.


ITEM 10.  Directors    and    Executive    Officers    of   the    Registrant.
          -------------------------------------------------------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


ITEM 11.  Executive Compensation.
          ----------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Commission not later than 120 days following the end of the Company's fiscal year.


Item 14.  Exhibits, Financial Statement, Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------
          (a) The following documents are filed as part of this report:

               (1) The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 8.

               Schedule II: Valuation and Qualifying Accounts and Reserves

               All other schedules are omitted because such information is not applicable

               (2) Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith.

               21.2 Nestor Traffic Systems, Inc. audited financial statements for the year ended December 31, 2000.

               99.1 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995.

          (b)  Reports on Form 8-K:

               On May 7, 1998, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated April 28, 1998 which is hereby incorporated by reference.

               On December 3, 1998, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated November 25, 1998 which is hereby incorporated by reference.

               On April 23, 1999, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated March 25, 1999 which is hereby incorporated by reference.

               On January 18, 2001, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 11, 2001 which is hereby incorporated by reference.

               On February 9, 2001, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated February 1, 2001 which is hereby incorporated by reference.

INDEX OF EXHIBITS
-----------------

Exhibit
No.       Description of Exhibit
-------   ----------------------
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

10.37 Secured Note Agreement by and among Nestor, Inc., Nestor Traffic Systems, Inc. and NTS Investors LLC dated January 9, 2001 and filed as an Exhibit to the Company's Current Report on Form 8-K on January 18, 2001 is hereby incorporated by reference.

10.38 License Agreement between Nestor, Inc. and ACI Worldwide, Inc. dated February 1, 2001, filed as an Exhibit to the Company's Current Report on Form 8-K on February 9, 2001 is hereby incorporated by reference.

21        Nestor  IS,  Inc.,  a   wholly-owned   subsidiary   of  Nestor,   Inc.
          incorporated January 1, 1997, doing business as Nestor Intelligent Sensors.

21.1 Nestor Interactive, Inc. a wholly-owned subsidiary of Nestor, Inc. incorporated January 1, 1997.

21.2 Nestor Traffic Systems, Inc. financial statements for year ended December 31, 2000.

99.1      Safe  Harbor  for   Forward-Looking   Statements   under  the  Private
          Securities Litigation Reform Act of 1995.

103 Copy of Complaint filed on November 25, 1998 against HNC Software, Inc. alleging anticompetitive, exclusionary and predatory conduct in the Registrant's market.