Form 10-K/A
period 2000-12-31
NESTOR INC
filed 2001-04-02
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10K/A
                                FIRST AMENDMENT

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period ended         December 31, 2000
                                -----------------------------------

                                       OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          --------------    --------------

                         Commission file Number 0-12965

                                  NESTOR, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                            13-3163744
- ------------------------                                ------------------
(State of incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

             One Richmond Square, Providence, Rhode Island    02906
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

Date:  April 2, 2001



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures              Title                                     Date
- ----------              -----                                     ----

/s/Leon N Cooper        Co-Chairman of the Board and Director     April 2, 2001
- --------------------

/s/Charles Elbaum       Co-Chairman of the Board and Director     April 2, 2001
- --------------------

/s/David L. Fox         President, Chief Executive Officer        April 2, 2001
- --------------------      and Director


/s/Herbert S. Meeker    Secretary and Director                    April 2, 2001
- --------------------

/s/Sam Albert           Director                                  April 2, 2001
- --------------------

/s/Thomas H. Boje       Director                                  April 2, 2001
- --------------------

/s/Jeffrey Harvey       Director                                  April 2, 2001
- --------------------

/s/Thomas F. Hill       Director                                  April 2, 2001
- --------------------

/s/Bruce Schnitzer      Director                                  April 2, 2001
- --------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------




                                    FORM 10K/A
                                    ----------




                                December 31, 2000
                                -----------------









THIS DOCOMENT IS BEING FILED FOR THE PURPOSE OF CORRECTING AN ERROR THAT APPEARED IN NOTE 16 OF THE NESTOR, INC. FINANCIAL STATEMENTS INCLUDED IN PART II, ITEM 8 AND NOTE 11 OF THE NESTOR TRAFFIC SYSTEMS, INC. (SUBSIDIARY) FINANCIAL STATEMENTS INCLUDED IN ITEM 14 (a) (2) EXHIBIT 21.2 INCLUDED HEREWITH.

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


     In the event that the combination is completed, the Group will receive the right to acquire additional common stock at the same price at which warrants of Nestor, Inc. are exercised so as to maintain their ownership interest percentage. In addition, the Group will receive the option to acquire up to 1,000,000 shares of the Company's common stock at $1.28 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding.




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