Form 10-K/A
period 2000-12-31
NESTOR INC
filed 2001-04-30
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10K/A
                                 (Amendment #2)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period ended      December 31, 2000
                                       --------------------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                 ----------     ----------

                         Commission file Number 0-12965

                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     13-3163744
    ----------------------------                     ---------------------
      (State of incorporation)                          (I.R.S. Employer
                                                      Identification No.)

    One Richmond Square, Providence, Rhode Island                02906
    --------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

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

                                  Yes  X        No
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

                                                  Exhibit Index is on Page:   46



The aggregate market value of the 7,750,616 shares of voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on February 28, 2001 was $5,692,052. The number of shares outstanding of the Registrant's Common Stock at February 28, 2001 was 17,688,449.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NESTOR, INC.
                                           (Registrant)

                                           /s/ David Fox
                                           ------------------------------------
                                           David Fox, President and CEO

Date:  April 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures            Title                                   Date
    ----------            -----                                   ----


/s/ Leon N Cooper
----------------------
Leon N Cooper             Co-Chairman of the Board and Director   April 30, 2001


/s/ Charles Elbaum
----------------------
Charles Elbaum            Co-Chairman of the Board and Director   April 30, 2001


/s/ David Fox
----------------------
David L. Fox              President, CEO and Director             April 30, 2001


/s/ Herbert S. Meeker
----------------------
Herbert S. Meeker         Secretary and Director                  April 30, 2001


/s/ Sam Albert
----------------------
Sam Albert                Director                                April 30, 2001


/s/ Jeff Harvey
----------------------
Jeffrey Harvey            Director                                April 30, 2001


/s/ Thomas F. Hill
----------------------
Thomas F. Hill            Director                                April 30, 2001


/s/ Bruce W. Schnitzer
----------------------
Bruce W. Schnitzer        Director                                April 30, 2001

                                                                      Part III

ITEM 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Directors and Executive Officers

                  The following table sets forth information, regarding the directors, nominees and executive officers of the Company:

                               Director/    Capacities
                               Officer      in which
Name                 Age       Since        Served
----                 ---       -----        ------

Sam Albert           67        1991         Director

Leon N Cooper        71        1983         Co-Chairman and Director

Charles Elbaum       74        1983         Co-Chairman and Director

David Fox            65        1983         President, Chief Executive
                                              Officer and Director

Jeffrey B. Harvey    51        1993         Director

Thomas F. Hill       55        1994         Director

Herbert S. Meeker    76        1983         Secretary and Director

Bruce W. Schnitzer   56        1994         Director

Nigel P. Hebborn     42        1996         Executive Vice President and
                                            Chief Financial Officer

Sushmito Ghosh       42        1995         President - NestorCommerce Division

Douglas L. Reilly    49        1983         Senior Vice President
                                             Strategic Analysis & Technology

     Sam Albert became a Director of the Company as of April 1991. Mr. Albert is currently President of Sam Albert Associates, an independent management consulting firm specializing in developing marketing strategies and facilitating strategic relationships for the information technology industry. Mr. Albert is a former IBM Corporation executive who retired after thirty years in 1989, as IBM Director of Business and Management Services Industries. These segments included the CPA, legal and consulting professions and the software and services industries. Mr. Albert also serves on the Boards of the Outsourcing Institute, the Information Technology Services Division of the Information Technology Association of America (ITAA), the Computer Museum (Boston). He is also a member of the Executive Committee of the New York Venture Group and a member of the Independent Computer Consultants Association (ICCA). Mr. Albert also writes Albert's Analysis for Enterprise Systems Journal/Midrange Systems and is the creator, producer and on-air talent for CompuTips(R) carried on The Infinity New York affiliate, 1010 WINS.

     Leon N Cooper is the Thomas J. Watson Senior Professor of Science at Brown University, his principal occupation. He specializes in theoretical physics including low-temperature physics, and has also done theoretical work in modeling neural networks, which are networks of nerve cells. Dr. Cooper is the Director of the Brown University Institute for Brain and Neural Systems and Brain Science program which consist of a group of scientists applying various disciplines to the study of the brain as well as Professor in the Departments of Physics and Neuroscience. He was awarded the Comstock Prize by the National Academy of Science in 1968 and the Nobel Prize in Physics in 1972 for his contributions to the theory of superconductivity. He is a Fellow of the American Physical Society and the American Academy of Arts and Sciences, a member of the American Philosophical Society and the National Academy of Sciences, and is the author of many publications. He is chairman of Nemogen, Inc. a company that specializes in products that affect the process of memory storage and is also chairman of the Scientific Advisory Board of Spectra Science, a company that commercializes innovative laser products. Professor Cooper was a general partner of Nestor Associates ("Nestor"), the predecessor of the Company, from its inception until May 1983, and is currently a part-time consultant to the Company.

     Charles Elbaum, Founding Co-Chairman of the Company, he is the Hazard Professor of Physics at Brown University. He has been a Professor of Physics at Brown University since 1963, specializing in experimental solid-state physics, including the design of circuits and information-processing systems, which represents his principal occupation. He was also Chairman of the Physics Department at Brown. He is a Fellow of the American Physical Society, a member of several scientific and professional societies and is the author of many publications. Professor Elbaum was a general partner of Nestor Associates ("Nestor"), the predecessor of the Company from its inception until May 1983, and is currently a part-time consultant to the Company.

     David Fox was President of Container Transport International, a container leasing concern, from 1971 to 1982. Mr. Fox was President of Cognitive Systems, Inc. ("CSI"), a computer software company, from 1983 until 1986 and a director of CSI from 1983 until 1987. A director of Nestor, Inc. since 1983, Mr. Fox was appointed President and Chief Executive Officer of the Company in July 1989. He has also served as President of the Company's subsidiary, Nestor Traffic Systems, Inc. since its inception in January 1997.

     Jeffrey B. Harvey joined the Company's Board of Directors in September 1993. Mr. Harvey has been in the brokerage business since 1976 and is currently Account Vice President of UBS Paine Webber. He is a graduate of the Massachusetts Institute of Technology where he received his Master of Science Degree in Nuclear Engineering. Mr. Harvey is also a director of Nova American Group an insurance underwriter in Buffalo, NY.

     Nigel P. Hebborn, Executive Vice President and Chief Financial Officer of Nestor, Inc., joined the Company in October 1996. He is responsible for the Company's financial and corporate development activities, including working with the Company's management in the development and roll-out of commercial applications. He was most recently President of Wolffish Consulting Services, Inc., a consulting and background reporting firm. Prior to forming Wolffish Consulting Services, Inc., Mr. Hebborn served as Vice President Finance of Nova American Group, Inc., in Buffalo, New York and as President of various subsidiaries of this insurance and banking holding company. Earlier in his career, Mr. Hebborn, a CPA, was associated with Price Waterhouse.

     Thomas F. Hill joined the Company's Board of Directors in August 1994. He is President of Thomas F. Hill, Inc., a consulting firm with broad experience in marketing, sales and business planning. Mr. Hill's clients during his twenty-five year career have included Marsh & McLennan, Bristol Meyers, Royal Dutch Shell, CBS, Nestle, Procter & Gamble, Toyota and Unilever. Mr. Hill serves as a director of Diagraph Corporation, a manufacturer of automated product identification systems; Information Management Associates, a customer interaction software provider; and Yankelovich Partners, a marketing and social research company.

     Herbert S. Meeker is an attorney and partner in the law firm of Baer Marks & Upham LLP, which acts as general counsel to Nestor. Mr. Meeker was a general partner of Nestor Associates from its inception until May 1983, when Nestor succeeded to the business of Nestor Associates. He has also served as a director and Secretary of Nestor and NTS since the date of their respective incorporation. Mr. Meeker is currently a shareholder of Nestor and NTS.

     Bruce W. Schnitzer joined the Company's Board of Directors in August 1994 and has been Chairman of the Executive Committee of the Board of the Company since December 1996. Mr. Schnitzer is Chairman of Wand Partners, a private equity investment firm, specializing in the application of Internet-based technology and database management to established businesses. Mr. Schnitzer's experience prior to establishing Wand in 1987 includes having served as President and CEO of Marsh & McLennan, Inc. and head of the Merger and Acquisition Advisory Department of J. P. Morgan. Mr. Schnitzer presently serves as director of AMRESCO Inc. (real estate investment manager).

     Sushmito Ghosh, President, NestorCommerce Division, joined the Company in 1986 and was named an officer in 1995. He is responsible for the strategic positioning, business development and delivery of Nestor's products in the e-commerce and financial services market segments. Mr. Ghosh has an in-depth knowledge of Nestor's technology and its value proposition to customers and strategic partners. He holds a Masters Degree in Engineering from the University of Rhode Island and has co-authored a number of papers and technical publications.

     Douglas L. Reilly is Senior Vice President Strategic Analysis & Technology. From 1983 until 1989, he served as the Company's Vice President for Research and Development. From 1983 to 1989, he served as Vice President for Product Development and Financial Applications. He led Nestor's financial services division until 1994, at which time he became Senior Vice President of Strategic Analysis and Technology. In that position, he had responsibility for business development, marketing and sales of Nestor Traffic System's products. He now has responsibility for Nestor's marketing, sales, product development and delivery into the rail market. Dr. Reilly received his Doctoral Degree in Physics from Brown University in 1980, specializing in the area of neural networks under the direction of Leon Cooper and Charles Elbaum. Dr. Reilly became the Company's first full time employee in 1983, with responsibility for the hiring, development and day-to-day management of the Company's technical organization. He led the teams that developed the first prototype systems of the Company's technology, producing prototypes and products for character recognition, machine vision, and applications of the technology to decision making and risk assessment in financial services. He is a co-author on a number of the Company's patents and has written numerous articles in the field of neural network design and application.

Resignation of Director

     Thomas H. Boje resigned as a director of the Company as of April 24, 2001.

Committees and Meetings of the Board of Directors

     The Company's Board of Directors held seven meetings during the year ended December 31, 2000. The incumbent directors attended all of these meetings. In 2000, the Directors did not receive fees for attending meetings of the Board. The Company does not have a Nominating Committee.

     The Company has an Audit and Finance Committee. This committee generally selects and reviews recommendations made by the Company's independent public accountants. The Audit and Finance Committee, consisting of Herbert Meeker and Sam Albert met once during the year ended December 31, 2000. The Company also has a Management Compensation Committee consisting of Jeffrey B. Harvey, Sam Albert and Herbert S. Meeker. The Committee meets periodically to review and consider compensation matters relating to employees of the Company.

ITEM 11. Executive Compensation.
         ----------------------

         The following table sets forth information for the calendar years ended December 31, 2000, 1999 and 1998 compensation paid by the Company to the chief executive officer and to each of the officers of the Company whose total annual salary and bonus exceed $100,000.


                                                                                              Long-Term Compensation Awards
                                                                                       ------------------------------------------
                                                                         Other         Restricted                            All
Name and                      Calendar                                  Annual            Stock     Options/                Other
Principal Position              Year       Salary ($)  Bonus ($)   Compensation (1)      Awards       SARs (4)  Payouts   Comp ($)
------------------            --------     ----------  ---------   ----------------      ------       ----      -------   --------
David Fox                       2000          165,000         0           673               0        60,000        0           0
President and CEO               1999          165,000         0         1,615               0             0        0           0
                                1998          156,875         0           340               0             0        0      24,551 (2)

Sushmito Ghosh                  2000          134,615    53,480            90               0        50,000        0           0
President - NestorCommerce      1999          125,000    50,067           153               0             0        0           0
                                1998          118,205    36,000           265               0        30,000        0           0

Nigel P. Hebborn                2000          110,000         0            72               0        60,000        0           0
Executive Vice President        1999          110,000         0           122               0             0        0           0
and Chief Financial Officer     1998          101,875         0           239               0             0        0           0

Douglas Reilly (3)              2000          120,417         0           128               0             0        0           0
Douglas Reilly                  1999          115,000         0           226               0             0        0           0
Senior Vice President           1998          106,875         0           252               0        20,000        0           0


(1)  Payment of group term life insurance premiums.

(2)  Reimbursement of relocation expenses.

(3)  Compensation paid by Nestor Traffic Systems, Inc., an affiliate of the Company, in 2000.

(4)  Excludes options granted by Nestor Traffic Systems, Inc. of 12,000, 6,000 and 10,000 to
     Messrs. Fox, Hebborn and Reilly, respectively, in 1999 and 40,000 and 5,000 to Messrs.
     Fox and Reilly, respectively, in 2000.




Options and Warrants

     The shareholders of the Company approved on May 6, 1997, the 1997 Stock Option Plan ("1997 Plan") of the Company authorizing the granting to employees, officers, directors, and others options to acquire up to a maximum of 1,000,000 shares of Common Stock of the Company. The shares issued by the Company upon the exercise of the options granted under the 1997 Plan were registered on June 6, 1997 on Form S-8 (Registration No. 333-27271) under the Securities Act of 1933 as amended. During the year ended December 31, 2000, 270,500 options were granted under the 1997 Plan, 35,873 options were cancelled or expired and 17,372 options were exercised. There was an aggregate of 826,530 options outstanding on December 31, 2000 of which 565,262 were vested as of that date. There were, in addition, 314,249 options of which 276,624 were vested and outstanding at December 31, 2000 granted to employees under an option plan previously adopted by the Company. There were 61,750 options exercised under this plan and 679,000 options were canceled or expired in 2000. The shares issued under such previously adopted plan were registered on Form S-8 under the Securities Act of 1933 as amended pursuant to Registration No. 01-12965.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     The following table sets forth, as of March 31, 2001, the beneficial ownership of shares of the Common Stock and Convertible Preferred Stock of (i) any person who is known by the Company to own more than 5% of the voting securities of the Company, (ii) the Chief Executive Officer and each of the Company's other three most highly compensated executive officers whose salary and bonus exceed $100,000 for the calendar year ended December 31, 2000 (collectively, the "Names of Executive Officers"), (iii) each director, and (iv) all directors and Executive Officers of the Company as a group. Except as otherwise herein indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of shares of the Company's Common and Convertible Preferred Stock described below have sole investment voting power with respect to such shares, subject to any applicable community property laws:

Name and address                         Amount and nature of        Percent
of beneficial owner                      beneficial ownership        of class
-------------------                      --------------------        --------

Entities associated with                    6,803,293(1)               33.6
  Wand Partners, Inc.
Bruce W. Schnitzer, Chairman
630 Fifth Avenue; Suite 2435
New York, NY  10111


Transaction Systems Architects, Inc.        5,000,000(2)               24.5
Thomas H. Boje, Vice President
Corporate Development
224 South 108 Avenue
Omaha, Nebraska  68154


Charles Elbaum                              1,245,391(3)                7.0
85 Lorraine Avenue
Providence, RI  02906


Leon Cooper                                 1,076,212(4)                6.9
49 Intervale Road
Providence, RI  02906


David Fox                                     773,283(5)                4.3
29 Orchard Avenue
Providence, RI  02906


Herbert S. Meeker                             281,863(6)                1.6
233 Reeder Street
Easton, PA  18042


Douglas L. Reilly                             210,011(7)                1.2
9 Island View Road
Narragansett, RI   02882


Thomas F. Hill                                158,750(8)                 *
320 East 57th Street
New York, NY  10022


Jeffrey B. Harvey                             130,983(9)                 *
114 Woodbury Drive
Amherst, NY  14226


Sushmito Ghosh                                112,160(7)                 *
25 Brookway Road
Providence, RI  02906


Nigel P. Hebborn                               97,000(7)                 *
84 Coolidge Road
Greenville, RI  02828


Sam Albert                                     12,393(10)                *
27 Kingwood Road
Scarsdale, NY  10583


All executive officers                     15,901,339(11)              67.2
and directors as a group
(15 persons)

* Less than 1%.
----------------

     (1) Bruce W. Schnitzer is the Chairman and owns 66% of the outstanding common stock of Wand (Nestor) Inc., a Delaware corporation, which, as a general partner, controls Wand/Nestor Investments L. P., Wand/Nestor Investments II L. P. and Wand/Nestor Investments III L.P., Delaware limited partnerships, which hold an aggregate of 4,446,860 shares of Common Stock, and Common Stock Purchase Warrants to acquire 3,349,040 shares of Common Stock of the Company at prices from $.65 to $2.00. Bruce W. Schnitzer disclaims beneficial ownership of these securities except to the extent of his "pecuniary interest," as such term is defined in Rule 16a-1 of the Securities Exchange Act, therein as owner of a 10.7103% limited partnership interest in Wand/Nestor Investments L.P. and as the owner of 66% of Wand (Nestor) Inc.'s 1% general partnership interest in Wand/Nestor Investments L. P. Common Stock totaling 305,869 shares is held by holders subject to the Bank Holding Company Act of 1958, as amended, and have no voting rights.

          Bruce W. Schnitzer holds 7,393 vested stock options directly, and is the Chairman and owns 66% of the outstanding Common Stock of Wand Partners Inc., a Delaware corporation, which, as general partner controls Wand Partners L. P., a Delaware limited partnership, which has been granted by the Company a Common Stock Fee Purchase Warrant to acquire 207,500 shares of Common Stock of the Company exercisable until April 1, 2004 at a price of $2.00 per share. Bruce W. Schnitzer disclaims beneficial ownership of this Warrant except to the extent of his "pecuniary interest," as defined in Rule 16a-1, therein, as the indirect owner of a 33% partnership interest in Wand Partners L. P.

     (2) Includes a Common Stock Purchase Warrant to acquire 2,500,000 shares of Common Stock of the Company, exercisable until March 1, 2002, at a price of $3.00 per share. Thomas H. Boje, Vice President, Corporate Development of Transaction Systems Architects, Inc. was a director of the Company since April 2000 and resigned on April 24, 2001.

     (3) Includes 5,372 shares of Common Stock which Mr. Elbaum may acquire on a fully vested basis upon the exercise of options granted under the Company's Incentive Stock Option Plan, and 360,000 held in the name of family members over which he exercises voting control.

     (4) Includes 5,372 shares of Common Stock which Mr. Cooper may acquire on a fully vested basis upon the exercise of options granted under the Company's Incentive Stock Option Plan, and 183,000 held in the name of family members over which he exercises voting control.

     (5) Includes 275,809 shares of Common Stock which Mr. Fox may acquire on a fully vested basis upon the exercise of options granted under the Company's Incentive Stock Option Plan, and 137,074 held in the name of family members over which he exercises voting control.

     (6) Includes 58,750 shares of Common Stock which Mr. Meeker may acquire on a fully vested basis upon the exercise of options granted under the Company's Incentive Stock Option Plan.

     (7) Includes 140,000, 111,877 and 90,000 shares of Common Stock which Messrs. Reilly, Ghosh and Hebborn, respectively, may acquire on a fully vested basis upon the exercise of options granted under the Company's Incentive Stock Option Plan.

     (8) Includes 8,750 vested stock options and a Common Stock Fee Purchase Warrant to acquire 150,000 shares of the Common Stock of the Company exercisable until August 1, 2004, at a price of $2.00 per share issued to Thomas F. Hill, Inc. of which Mr. Hill is President and sole owner.

     (9) Includes 13,750 shares of Common Stock which Mr. Harvey may acquire on a fully vested basis upon the exercise of options granted under the Company's Incentive Stock Option Plan.

     (10) Includes 12,393 shares of Common Stock which Mr. Albert may acquire on a fully vested basis upon exercise of options granted under the Company's Incentive Stock Option Plan.

     (11) Includes 5,728,506 vested options and warrants owned or controlled by officers and directors of the Company, including 2,500,000 warrants owned by TSAI and 2,349,040 warrants controlled by Wand partnerships.

ITEM 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

     See Notes 6, 7, 8, 12 and 13 of the Nestor, Inc. Financial Statements.