Form 10-Q
period 2001-03-31
NESTOR INC
filed 2001-05-15
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


          [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the transition period from __________ to __________


                         Commission file Number 0-12965


                                  NESTOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    13-3163744
-----------------------------------         ------------------------------------
         (State of incorporation)           (I.R.S. Employer Identification No.)


          One Richmond Square, Providence, RI                     02906
  ----------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


                                  401-331-9640
  ----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        X          No
                           -----------           -----------


Common stock, par value .01 per share: 17,689,449 shares outstanding as of March 31, 2001

                                  NESTOR, INC.

                                    FORM 10 Q
                                 March 31, 2001

                                      INDEX
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------
PART 1   FINANCIAL INFORMATION

Item 1     Financial Statements:

           Condensed Consolidated Balance Sheets                            3
           -------------------------------------
           March 31, 2001 (Unaudited) and December 31, 2000

           Condensed Consolidated Statements of Operations (Unaudited)      4
           -----------------------------------------------------------
           Quarters ended March 31, 2001 and 2000

           Condensed Consolidated Statements of Cash Flows (Unaudited)      5
           -----------------------------------------------------------
           Quarters ended March 31, 2001 and 2000

           Notes to Condensed Consolidated Financial Statements             6
           ----------------------------------------------------


Item 2     Management's Discussion and Analysis of
           Results of Operations and Financial Condition                    9


Item 3     Quantitative and Qualitative Disclosure of Market Risk          11



PART 2   OTHER INFORMATION                                                 12


                                      Nestor, Inc.
                          Condensed Consolidated Balance Sheets


                                                     March 31, 2001     December 31, 2000
                                                     --------------     -----------------
                                                       (Unaudited)          (Note 1)
                        Assets
Current assets:
   Cash and cash equivalents                          $    594,582         $    150,035
   Accounts receivable - net                               906,682              693,555
   Unbilled contract revenue                               825,907            1,260,884
   Due from affiliate                                          ---              322,952
   Other current assets                                     43,134               91,042
                                                      ------------         ------------
         Total current assets                            2,370,305            2,518,468

Noncurrent assets:
   Long term unbilled contract revenue                     753,148            2,036,896
   Investment in affiliate                                     ---               81,100
   Property and equipment - net                            160,680              177,377
   Deferred development costs - net                         26,000               32,000
   Deferred merger costs                                   146,388                  ---
   Patent development costs                                 97,835               76,862
                                                      ------------         ------------

Total Assets                                          $  3,554,356         $  4,922,703
                                                      ============         ============



     Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit                                     $    384,788         $    419,769
   Accounts payable and other
    current liabilities                                    858,441              992,458
   Deferred income                                         544,986            1,306,016
                                                      ------------         ------------
         Total current liabilities                       1,788,215            2,718,243

Noncurrent liabilities:
   Long term deferred income                               753,148            2,036,896
                                                      ------------         ------------
         Total liabilities                               2,541,363            4,755,139

Stockholders' equity:
   Preferred Stock Series B, $1.00 par value,
     authorized 10,000,000 shares;
     Issued and outstanding 235,000 shares
     at March 31, 2001 and December 31, 2000
     (liquidation value $1.00 per share)                   235,000              235,000
   Common Stock, $.01 par value, authorized
     30,000,000 shares; Issued and outstanding
     17,689,449 shares at March 31, 2001 and
     17,688,449 shares at December 31, 2000                176,894              176,884
   Warrants and options                                    870,055              843,434
   Additional paid-in capital                           27,434,870           27,434,129
   Retained deficit                                    (27,703,826)         (28,521,883)
                                                      ------------         ------------
         Total stockholders' equity                      1,012,993              167,564
                                                      ------------         ------------

Total Liabilities and Stockholders' Equity            $  3,554,356         $  4,922,703
                                                      ============         ============

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                   Quarter Ended March 31,
                                                   -----------------------
                                                 2001                  2000
                                                 ----                 ----
Revenues:
   Software licensing                         $  1,635,242        $    823,656

   Engineering services                             69,564             375,643
                                              ------------        ------------

       Total revenues                            1,704,806           1,199,299
                                              ------------        ------------


Operating expenses:
   Engineering services                             66,745             288,382

   Research and development                        283,111             327,594

   Selling and marketing expenses                  306,566             376,189

   General and administrative expenses             114,125             530,904
                                              ------------        ------------

       Total operating expenses                    770,547           1,523,069
                                              ------------        ------------


Income (loss) from operations                      934,259            (323,770)


Other expense                                      (35,102)            (23,656)
                                              ------------        ------------


Income (loss) for the period before
 before income taxes (benefit) and
 investment loss                                   899,157            (347,426)


Income taxes (benefit)                                 ---                 ---
Loss from investment in affiliate                  (81,100)           (390,178)
                                              ------------        ------------


Net income (loss) for the period              $    818,057        $   (737,604)
                                              ============        ============


Income (loss) per share,
 basic and diluted                            $       0.05        $      (0.04)
                                              ============        ============


Basic shares                                    17,923,782          17,863,031


Net effect of dilutive shares -- based
 on the treasury stock method:
    Warrants                                       122,096                 ---
    Stock options                                   51,377                 ---
                                              ------------        ------------


Diluted shares                                  18,097,255          17,863,031
                                              ============        ============

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                           Nestor, Inc.
                         Condensed Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                       Quarter Ended March 31,
                                                                       -----------------------
                                                                        2001             2000
                                                                        ----             ----
Cash flows from operating activities:
Net income (loss)                                                  $    818,057      $   (737,604)
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation and amortization                                       22,895            30,179
     Loss from investment in affiliate                                   81,100           390,178
     Expenses charged to operations relating to
       options, warrants and capital transactions                        26,621            26,621
     Changes in assets and liabilities:
       (Increase) in accounts receivable                               (213,127)         (400,177)
       (Increase) decrease in unbilled contract revenue                (206,606)           55,581
       Decrease (increase) in other assets                               47,908           (41,094)
       Increase (decrease)  in accounts payable and
         other current liabilities                                     (128,212)          136,260
       (Decrease) in deferred income                                   (119,447)          (77,240)
                                                                   ------------      ------------

       Net cash provided (used) by operating activities                 329,189          (617,296)
                                                                   ------------      ------------


Cash flows from investing activities:
 Payments from (advances to) affiliate - net                            322,952              (117)
 Patent development costs                                               (21,171)           (9,198)
 Deferred merger costs                                                 (146,388)              ---
                                                                   ------------      ------------

       Net cash provided (used) by investing activities                 155,393            (9,315)
                                                                   ------------      ------------


Cash flows from financing activities:
 Repayment of obligations under capital leases                           (5,805)           (3,039)
 Repayment of line of credit                                            (34,981)              ---
 Proceeds from issuance of common stock                                     750            57,758
                                                                   ------------      ------------

       Net cash provided (used) by financing activities                 (40,036)           54,719
                                                                   ------------      ------------

 Net change in cash and cash equivalents                                444,546          (571,892)

 Cash and cash equivalents - beginning of period                        150,036         1,048,802
                                                                   ------------      ------------

 Cash and cash equivalents - end of period                         $    594,582      $    476,910
                                                                   ============      ============


Supplemental cash flows information
 Interest paid                                                     $     11,057      $      2,116
                                                                   ============      ============

 Income taxes paid                                                 $        ---      $        ---
                                                                   ============      ============


Significant non-cash transactions are described in Note 4.
The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001

Note 1 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

          The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

          Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. Any future marketing or development of Interactive's product has been transferred to Nestor, Inc. In 1999, NTS sold in the aggregate a 58.1% common-stock interest to a private group of investors. In June 2000, NTS sold additional shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. As discussed in
          Note 3, in January 2001, an agreement in principle was reached to combine the Company and NTS by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc., in effect, becoming the surviving entity. All intercompany transactions and balances have been eliminated.

          Presented below is summarized NTS financial information at March 31, 2001, December 31, 2000 and for the quarters ended March 31, 2001 and 2000:

                                           March 31, 2001      December 31, 2000
                                           --------------      -----------------

           Current assets                   $  2,586,000          $  466,000
           Noncurrent assets                     876,000             694,000
           Convertible note payable
            (Note 3)                           4,000,000                 ---
           Other current liabilities             476,000             925,000
           Stockholders' equity (deficit)     (1,014,000)            234,000


                                                  Quarter Ended March 31,
                                                  -----------------------
                                                 2001                  2000
                                                 ----                  ----

           Total revenues                   $    173,000          $   176,000
           Operating expenses                  1,385,000            1,122,000
           Net loss                            1,248,000              932,000

          NTS is a development stage company, focusing activities primarily on raising capital, research and development, establishing supply and production processes, and sales and marketing. Accordingly, NTS's continuation as a going concern is dependent on its ability to raise additional capital (See Note 3) and generate sufficient revenue to support future operations.

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


Note 3 -  Merger and Secured Note Agreement:
          In January 2001, an agreement in principle was reached to combine the Company and Nestor Traffic Systems, Inc., by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc. in effect becoming the surviving entity. The combination is subject to certain conditions including a fairness opinion of the transaction by a qualified investment company and approval by the shareholders of both companies.

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

          Upon consummation of the combination contemplated above, the Group will convert the note to equity and increase its total investment to $8,000,000 in exchange for approximately 33.34% of Nestor, Inc. common stock, the current NTS shareholders will receive approximately 31% of Nestor, Inc. common stock and current Nestor, Inc. shareholders would then own approximately 35.66%.

          If the combination is not consummated on or before December 31, 2001, the Group may elect on or before January 31, 2002 to convert the note into NTS common stock for up to a 25% fully diluted equity interest and acquire up to an additional 25% fully diluted equity interest in NTS for an additional $4,000,000.

          In the event that the combination is completed, the Group will receive a warrant to acquire additional common stock at the time and same price at which currently outstanding warrants of Nestor, Inc. are exercised so as to maintain their initial ownership interest percentage. In addition, the Group will receive an option to acquire up to 1,000,000 shares of the Company's common stock at $1.28 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding at closing.

          Note 4 - New ACI License Agreement: On February 1, 2001, the Company entered into a license agreement with ACI pursuant to which ACI was granted a worldwide, perpetual, non-revocable, non-transferable and non-exclusive license in the field of use of fraud detection (including money laundering detection) in electronic payments. ACI may brand, customize, and extend the software products covered by the license agreement as well as use the software programs as a development platform to develop new functional and new end-user products or applications subject to the terms and conditions of the license. In return, ACI is fully responsible and liable for the provision of services to its licensees. Nestor, Inc. had previously provided support, maintenance and enhancements for these products. This agreement replaces the April 28, 1998 license agreement with ACI.

          Under the new agreement, ACI has agreed to pay a one-time license fee of $1,104,000 for source code license rights to the software products and, in addition, an ongoing royalty fee of 15% with a first year minimum of approximately $475,000. The license granted to ACI is for products that constituted a significant portion of the Company's gross revenues. During the quarter ended March 31, 2001, the Company recorded the one-time initial license fee of $1,104,000 in connection with this source code license. Future ACI revenues are expected to decrease significantly due to the termination of the previous ACI contract that provided a 40% monthly license fee, as well as additional engineering revenues. Future expenses relating to these revenues will also decrease because ACI has hired thirteen employees from Nestor, Inc., effective February 1, 2001 and is reimbursing the Company $13,000 per month for up to six months for the continued use of Nestor, Inc. facilities and equipment prior to their office relocation. Unbilled contract revenue and deferred income under the prior agreement were replaced by the new royalty amounts during the quarter to reflect the 15% royalty rate under the new agreement.
          During the quarter ended March 31, 2001, the Company recorded a non-cash reduction of $3,037,000 and a non-cash increase of $1,111,000 in unbilled contract revenue and deferred income related to these agreements.

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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 2000 Form 10-K.


Results of Operations

For the quarter ended March 31, 2001, the Company realized consolidated revenues totaling $1,705,000 and expenses of $771,000, which resulted in consolidated operating income for the quarter of $934,000. The Company reported consolidated net income of $818,000 for the current quarter after allowance for a $81,000 loss from investment in affiliate, Nestor Traffic Systems, Inc. (a 35% owned affiliate). In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $1,199,000 and $1,523,000, respectively, producing a loss from operations of $324,000; and after allowance for loss from investment in affiliate of $390,000, the Company reported a net loss of $738,000.

Revenues

The Company's revenues arise from licensing of the Company's products and technology, and from contract engineering and modeling services. During the quarter ended March 31, 2001, consolidated revenues increased 42% to $1,705,000 from $1,199,000 in the quarter ended March 31, 2000.

Software Licensing

Total product-licensing revenues were $1,635,000 in the quarter ended March 31, 2001, a 98% increase over $824,000 reported in the same quarter of the prior year.

The increase in revenues from the prior-year is attributable to the $1,104,000 source code license realized from ACI and related royalties, offset in part by the decrease in monthly software license fees received from ACI as a result of the termination of the former ACI agreement effective February 1, 2001.

Engineering Services

During the quarter ended March 31, 2001, revenues from engineering contracts decreased 81% to $70,000 from $376,000 in the corresponding quarter of the prior year.

Engineering revenues decreased since installation, customization, and modeling services are no longer provided to ACI customers under the new ACI agreement. See related decrease in engineering and research and development expenses discussed below.

Operating Expenses
------------------

Total operating expenses amounted to $771,000 in the quarter ended March 31, 2001, a decrease of $752,000 (49%) from total operating costs of $1,523,000 in the corresponding quarter of the prior year. The primary reasons for the decrease include the transfer of personnel to ACI effective February 1, 2001 and the settlement of HNC litigation in January 2001 with the elimination of associated legal expenses.

Engineering Services

Costs related to engineering services totaled $67,000 in the quarter ended March 31, 2001, as compared to $288,000 in the corresponding quarter of the prior year and reflect the associated decrease in revenues in the respective periods. The decrease, coupled with the decrease in research and development expenses reflects the decrease in expenses associated with the ACI arrangement.

Research and Development

Research and development expenses totaled $283,000 in the quarter ended March 31, 2001, as compared with $328,000 in the year-earlier period. See Engineering Services above for explanation.

Selling and Marketing

Selling and marketing costs totaled $307,000 in the quarter ended March 31, 2001, as compared with $376,000 in the corresponding quarter of the prior year, a decrease of 18%. The decrease reflects primarily the non-recurrence of an unusual bad debt expense in the fiscal 2000 quarter.

General and Administrative

General and administrative expenses totaled $114,000 in the quarter ended March 31, 2001, as compared with $531,000 in the corresponding quarter of the prior year, representing a decrease of 78%. The decrease reflects a net $353,000 decrease in legal expenses primarily related to the settlement of the Nestor vs. HNC Software lawsuit in January 2001. Other increases include savings from the reduction in direct advertising and related expenses in the quarter.

Loss from Investment in Affiliate

During March and November 1999, the Company's subsidiary NTS sold, in the aggregate, common stock interests totaling 58% of its equity. In June 2001, NTS sold additional common stock equity reducing the Company's equity position in the affiliate to 34.6%.

As a result, the Company's interests in NTS during fiscal 2000 and 2001 are accounted for under the equity method of accounting. The Company reported a loss from investment in NTS of $81,000 in the quarter ended March 31, 2001, representing 35% of NTS's actual net loss in the quarter of $1,248,000 limited to the carrying value of its investment in NTS. In the quarter ended March 31, 2000, the Company reported a loss from investment in affiliate of $390,000 representing 42% of NTS's actual net loss in the prior year quarter of $932,000.

Net Loss Per Share

During the quarter ended March 31, 2001, the Company reported net income of $818,000, or $.05 per share as compared with a net loss of $738,000, or $.04 per share in the corresponding period of the prior year. During the quarter ended March 31, 2001, there were outstanding 17,924,000 basic and 18,097,000 diluted shares of common stock as compared with 17,863,000 basic and diluted shares during the corresponding quarter of the previous year.

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $595,000 at March 31, 2001, as compared with $150,000 at December 31, 2000. At March 31, 2001, the Company had working capital of $582,000 as compared with a working capital deficit of $200,000 at December 31, 2000.

The Company's net worth at March 31, 2001 was $1,013,000, as compared with a net worth of $168,000 at December 31, 2000. The increase in net worth results primarily from the net operating profit reported in the current period.

On March 24, 2000, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan is secured by the royalty streams and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments are due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan is equal to the effective prime interest rate plus 1% and is being paid quarterly in arrears. The line of credit matured as scheduled and the Company is making monthly payments of approximately $35,000 on the outstanding balance of $385,000 as of March 31, 2001.

In January, NTS secured an $8 million equity investment commitment from an independent investment group, with $4 million advanced as a loan in contemplation of the final merger. The full equity investment is subject to completion of a proposed merger between the Company and NTS. The Company expects to complete and file a Form S-4 describing the proposed merger along with a proxy for shareholder approval. The merger is subject to certain conditions including a fairness opinion of the transaction by a qualified investment company and approval by the boards of the Company and NTS.

Management believes that the Company's liquid assets at March 31, 2001, coupled with the reduction in operating expenses realized in the quarter, are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 2001.

Deferred Income

Most of the Company's ACI related licenses provided for a minimum monthly license fee over the term of the respective license. Under the new ACI arrangement, minimum royalties on these customers apply. The Company defers recognition of these amounts over the customer license term. Total deferred income was $1,298,000 at March 31, 2001 as compared with $3,343,000 at December 31, 2000, reflecting the difference between the license rate and the royalty rate.

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

                           FORM 10 Q - March 31, 2001


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

Item 3:   Defaults on Senior Securities

Item 4:   Submission of Matters to a Vote of Security Holders

Item 5:   Other Information

Item 6:   Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K:

                    On January 18, 2001, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 11, 2001, which is hereby incorporated by reference.

                    On February 9, 2001, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated February 1, 2001, which is hereby incorporated by reference.

                                    FORM 10-Q


                                  NESTOR, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NESTOR, INC.
                                             (REGISTRANT)



DATE:      May 15, 2001                By:    /s/ Nigel P. Hebborn
                                             -----------------------------------
                                             Nigel P. Hebborn
                                             Chief Financial Officer
                                             Principal Accounting Officer