Form 10-Q
period 2001-06-30
NESTOR INC
filed 2001-08-14
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 13-3163744
   ------------------------             ----------------------------------
   (State of incorporation)            (I.R.S. Employer Identification No.)


         One Richmond Square, Providence, RI                   02906
         -------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


                                  401-331-9640
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes    X        No
                               -----    -----

                     Common stock, par value .01 per share:
               17,810,299 shares outstanding as of June 30, 2001

                                  NESTOR, INC.

                                   FORM 10 Q
                                 June 30, 2001

                                     INDEX
                 ----------------------------------------------

                                                                   Page Number
                                                                   -----------
PART 1        FINANCIAL INFORMATION

Item 1        Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 2001 (Unaudited) and December 31, 2000                          3

Condensed Consolidated Statements of Operations (Unaudited)
Quarters and six months ended June 30, 2001 and 2000                     4

Condensed Consolidated  Statements of Cash Flows (Unaudited)
Six months ended June 30, 2001 and 2000                                  5

Notes to Condensed Consolidated Financial Statements                     6
----------------------------------------------------


Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition                   9

Item 3   Quantitative and Qualitative Disclosure of Market Risk         13



PART 2   OTHER INFORMATION                                              14

                                  NESTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30, 2001   December 31, 2000
                                               -------------   -----------------
                                                (Unaudited)         (Note 1)
                      ASSETS
                      ------
Current assets:
--------------
  Cash and cash equivalents                     $ 2,046,492      $    150,035
  Accounts receivable - net                         261,112           693,555
  Unbilled contract revenue                         521,125         1,260,884
  Due from affiliate                                143,578           322,952
  Other current assets                               68,211            91,042
                                                -----------      ------------
     Total current assets                         3,040,518         2,518,468

Noncurrent assets:
-----------------
  Long term unbilled contract revenue               552,373         2,036,896
  Investment in affiliate                               ---            81,100
  Property and equipment - net                      178,105           177,377
  Deferred development costs - net                      ---            32,000
  Deferred merger costs                             358,105               ---
  Patent development costs                          132,326            76,862
                                                -----------      ------------
TOTAL ASSETS                                    $ 4,261,427      $  4,922,703
                                                ===========      ============


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
-------------------
  Line of credit                                $       ---      $    419,769
  Accounts payable and other
   current liabilities                            1,679,745           992,458
  Deferred income                                   384,347         1,306,016
                                                -----------      ------------
     Total current liabilities                    2,064,092         2,718,243

Noncurrent liabilities:
----------------------
  Long term deferred income                         552,373         2,036,896
                                                -----------      ------------
     Total liabilities                            2,616,465         4,755,139

Stockholders' equity:
--------------------
Preferred Stock Series B, $1.00 par value,
  authorized 10,000,000 shares; Issued
  and outstanding 235,000 shares at
  June 30, 2001 and December 31, 2000
  (liquidation value $1.00 per share)               235,000           235,000
Common Stock, $.01 par value, authorized
  30,000,000 shares; Issued and outstanding
  17,810,299 shares at June 30, 2001 and
  17,688,449 shares at December 31, 2000            178,103           176,884
Warrants and options                                896,676           843,434
Additional paid-in capital                       27,527,500        27,434,129
Retained deficit                                (27,192,317)      (28,521,883)
                                                -----------      ------------
       Total stockholders' equity                 1,644,962           167,564
                                                -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 4,261,427      $  4,922,703
                                                ===========      ============


THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.


                                                  NESTOR, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                  Quarter Ended June 30,            Six Months Ended June 30,
                                              ------------------------------     -------------------------------
                                                   2001            2000               2001            2000
                                                   ----            ----               ----            ----
Revenues:
  Software licensing                          $ 1,056,004      $   641,543       $  2,691,246      $  1,465,199
  Engineering services                              6,799          389,615             76,363           765,258
                                              -----------      -----------       ------------      ------------
     Total revenues                             1,062,803        1,031,158          2,767,609         2,230,457
                                              -----------      -----------       ------------      ------------

Operating expenses:
  Engineering services                             16,845          229,996             83,590           518,378
  Research and development                         72,220          346,383            355,331           673,977
  Selling and marketing expenses                   97,902          485,529            404,468           861,718
  General and administrative expenses             342,400          395,453            456,525           926,357
                                              -----------      -----------       ------------      ------------
     Total operating expenses                     529,367        1,457,361          1,299,914         2,980,430
                                              -----------      -----------       ------------      ------------

Income (loss) from operations                     533,436         (426,203)         1,467,695          (749,973)

Other expense                                     (21,927)         (27,050)           (57,029)          (50,706)
                                              -----------      -----------       ------------      ------------

Income (loss) for the period before
  income taxes (benefit) and
  investment loss                                 511,509         (453,253)         1,410,666          (800,679)

Income taxes (benefit)                                ---              ---                ---               ---

Loss from investment in affiliate                     ---         (350,167)           (81,100)         (740,345)
                                              -----------      -----------       ------------      ------------

Net income (loss) for the period              $   511,509      $  (803,420)      $  1,329,566      $ (1,541,024)
                                              ===========      ===========       ============      ============

Income (loss) per share, basic
and diluted                                   $      0.03      $     (0.04)      $       0.07      $      (0.09)
                                              ===========      ===========       ============      ============

Basic shares                                   17,989,438       17,909,811         17,956,610        17,886,421

Net effect of dilutive shares -
based on the treasury stock method:
  Warrants                                        721,016              ---            421,556               ---
  Stock options                                   457,161              ---            254,269               ---
                                              -----------      -----------       ------------      ------------

Diluted shares                                 19,167,615       17,909,811         18,632,435        17,886,421
                                              ===========      ===========       ============      ============



THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.


                                                  NESTOR, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                   -----------------------------------
                                                                        2001                  2000
                                                                        ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $  1,329,566       $  (1,541,024)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                       73,418              60,357
     Loss from investment in affiliate                                   81,100             740,345
     Expenses charged to operations relating to options,
     warrants and capital transactions                                   53,242              53,242
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                        432,443            (321,658)
      (Increase) decrease in unbilled contract revenue                  298,951            (118,628)
      (Increase) decrease in other assets                                22,831              (9,255)
      Increase in accounts payable
       and other current liabilities                                    656,152             107,891
      Increase (decrease) in deferred income                           (480,861)             38,779
                                                                   ------------       -------------

      Net cash provided (used) by operating activities                2,466,842            (989,951)
                                                                   ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from (advances to) affiliate - net                           179,374             (47,413)
  Deferred merger costs                                                (358,105)                ---
  Patent development costs                                              (55,960)             (9,198)
                                                                   ------------       -------------

      Net cash used by investing activities                            (234,619)            (56,611)
                                                                   ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of line of credit                                          (419,769)                ---
  Repayment of obligations under capital leases                         (10,515)             (7,306)
  Proceeds from issuance of common stock                                 94,589              77,262
                                                                   ------------       -------------

      Net cash provided (used) by financing activities                 (335,695)             69,956
                                                                   ------------       -------------

  Net change in cash and cash equivalents                             1,896,456            (976,606)

  Cash and cash equivalents - beginning of period                       150,036           1,048,802
                                                                   ------------       -------------

  Cash and cash equivalents - end of period                        $  2,046,492       $      72,196
                                                                   ============       =============

SUPPLEMENTAL CASH FLOWS INFORMATION
  Interest paid                                                    $     16,390       $       3,533
                                                                   ============       =============

  Income taxes paid                                                $        ---       $         ---
                                                                   ============       =============

SIGNIFICANT NON-CASH TRANSACTIONS ARE DESCRIBED IN NOTE 3.

THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.


                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

Note 1 - Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

          Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. Any future marketing or development of Interactive's product has been transferred to Nestor, Inc. In 1999, NTS sold in the aggregate a 58.1% common-stock interest to a private group of investors. In June 2000, NTS sold additional shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. As discussed in
          Note 2, in January 2001, an agreement in principle was reached to combine the Company and NTS by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc., in effect, becoming the surviving entity. All intercompany transactions and balances with Interactive have been eliminated.

          In 2001, Nestor, Inc. ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and customer relationship management ("CRM"). Through license agreements entered into with ACI on February 1, 2001 (Note 3), and with Retail Decisions, Inc. ("ReD") on May 18, 2001 (Note 4), co-exclusive development, sales and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. Nestor will continue to receive royalties from ACI. In addition, all expenses associated with development, support and selling these products were transferred to these parties.

          Presented below is summarized NTS financial information at June 30, 2001, December 31, 2000 and for the quarter and six months ended June 30, 2001 and 2000:

                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
          Current assets                        $  1,226,000     $    466,000
          Noncurrent assets                        1,492,000          694,000
          Convertible note payable (Note 2)        4,000,000              ---
          Other current liabilities                1,159,000          925,000
          Stockholders' equity (deficit)          (2,474,000)         234,000



                                         Quarter Ended June 30,               Six Months Ended June 30,
                                     -----------------------------        ------------------------------
                                          2001             2000                 2001            2000
                                          ----             ----                 ----            ----
          Total revenues               $  387,000     $  207,000             $  560,000     $  383,000
          Operating expenses            1,780,000      1,062,000              3,165,000      2,184,000
          Net loss                      1,460,000        851,000              2,708,000      1,783,000


          NTS is a development stage company, focusing activities primarily on raising capital, research and development, establishing supply and production processes, and sales and marketing. Accordingly, NTS's continuation as a going concern is dependent on its ability to raise additional capital (see Note 2) and generate sufficient revenue to support future operations.

Note 2 -  Merger and  Financing  Agreements:
          In January 2001, an agreement in principle was reached to combine the Company and Nestor Traffic Systems, Inc., by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc. in effect, becoming the surviving entity. On August 6, 2001, the Company filed Form S-4/A with the Securities and Exchange Commission. The combination is subject to approval by the shareholders of both companies in meetings scheduled on September 12, 2001.

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

          In addition, on June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"). The agreement provides up to $6 million in lease financing to support current and future installations of the NTS CrossingGuard(R) product. NTS received $1,910,000 on July 25, 2001 in an initial advance. Advances are collateralized by equipment delivered under leased CrossingGuard systems and provide for repayment over 66 months.

Note 3 -  New ACI License Agreement:
          On February 1, 2001, the Company entered into a license agreement with ACI pursuant to which ACI was granted a worldwide, perpetual, non-revocable, non-transferable and non-exclusive license in the field of use of fraud detection (including money laundering detection) in electronic payments. ACI may brand, customize, and extend the software products covered by the license agreement as well as use the software programs as a development platform to develop new functional and new end-user products or applications subject to the terms and conditions of the license. In return, ACI is fully responsible and liable for the provision of services to its licensees. Nestor, Inc. had previously provided support, maintenance and enhancements for these products. This agreement replaces the April 28, 1998 license agreement with ACI.

          Under the new agreement, ACI has agreed to pay a one-time license fee of $1,104,000 for source code license rights to the software products, and in addition, an ongoing royalty fee of 15% with a first year minimum of approximately $475,000. The license granted to ACI is for products that constituted a significant portion of the Company's gross revenues. During the quarter ended March 31, 2001, the Company recorded the one-time initial license fee of $1,104,000 in connection with this source code license. ACI revenues have decreased significantly due to the termination of the previous ACI contract that provided a 40% monthly license fee as well as additional engineering revenues. Expenses relating to these revenues has also decreased because ACI hired thirteen employees from Nestor, Inc., effective February 1, 2001 and reimbursed the Company $13,000 per month for the continued use of Nestor, Inc. facilities and equipment prior to their office relocation in May 2001. Unbilled contract revenue and deferred income under the prior agreement were replaced by the new royalty amounts during the quarter to reflect the 15% royalty rate under the new agreement. During the quarter ended March 31, 2001, the Company recorded a non-cash reduction of $3,037,000 and a non-cash increase of $1,111,000 in unbilled contract revenue and deferred income related to these agreements.

Note 4 -  Retail Decisions, Inc. License Agreement:
          On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. ("ReD") in which Nestor granted to ReD: (i) an exclusive (other than ACI), perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and (ii) a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries.

          Additionally, Nestor transferred to ReD certain assets that were supportive of the technology licensed thereunder. The assets transferred to ReD by Nestor include all of the right, title and interest of Nestor in certain equipment, license agreements and trademark rights, including "PRISM." To support its newly acquired license, ReD hired 13 of Nestor's employees.

          ReD paid $1,800,000 to Nestor under the license agreement, and Nestor agreed, for certain marketing and transition services, to pay to ReD:
          (i)  $500,000  which was paid on July 2,  2001;  (ii)  $250,000  on or before September 30, 2001; and (iii) $218,000 on or before December 31, 2001. The Company recorded $832,000 as net license revenue in connection with this agreement. No ongoing revenues are expected to be realized from ReD.

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

The Company's quarterly revenues and operating results have varied significantly in the past and will do so in the future. During 2001, the Company entered into agreements that essentially remove it from direct involvement in the financial services market and ongoing marketing and support of its PRISM product line, although the Company will continue to receive reseller royalties. Additionally, the Company reached an agreement to merge through an exchange of stock with its 35% owned affiliate, Nestor Traffic Systems, Inc. in conjunction with an $8,000,000 equity investment, with the Company being the surviving entity. The merger and commencement of inclusion of NTS operating results in the Company's financial statements is expected to occur in September 2001. A significant portion of the Company's business has been derived from individually substantial licenses, and the timing of such licenses has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under licenses with no significant continuing obligations, it recognizes the majority of its revenue upon the delivery of the software and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 2000 Form 10-K and the Company's Form S-4/A dated August 6, 2001.


Results of Operations

The Company experienced significant operating changes during the first six-months ended June 30, 2001. The Company entered into two separate source-code licensing agreements for its PRISM product line appointing Applied Communications, Inc. (ACI) and Retail Decision, Inc. (ReD) as co-exclusive resellers in industries of transaction processing. Additionally, essentially all engineering, development, sales and marketing employees associated with the financial solutions division were hired by these resellers. Future revenues from our financial solutions products will come from a 15% royalty rate realized on ACI generated PRISM revenues, and no direct license revenues, engineering and modeling revenues, or operating expenses will be realized from this business. See Notes 3 and 4 to the financial statements. Upon the completion of the pending merger with Nestor Traffic Systems, Inc. in September 2001, the Company's primary operations will be in the field of intelligent traffic management systems. See Note 2 to the financial statements.

For the quarter ended June 30, 2001, the Company realized consolidated revenues totaling $1,063,000 and expenses of $529,000, which resulted in consolidated operating income for the quarter of $533,000 before taxes and loss from investment in affiliate. The Company reported consolidated net income of $512,000 for the current quarter after other expenses of $22,000. In the corresponding quarter of 2000, consolidated revenues and expenses totaled $1,031,000 and $1,457,000, respectively, producing a net loss from operations of $426,000, and after loss from investment in NTS in the amount of $350,000 and other expenses of $27,000, the Company reported a net loss of $803,000.

For the six-month period ended June 30, 2001, the Company realized consolidated revenues totaling $2,768,000 and expenses of $1,300,000, which resulted in consolidated operating income for the six-month period of $1,468,000 before taxes and loss from investment in affiliate. The Company reported consolidated net income of $1,330,000 for the six-month period after the loss from investment in NTS of $81,000. In the corresponding six-month period of the prior year, consolidated revenues and expenses totaled $2,230,000 and $2,980,000, respectively, producing a loss from operations of $750,000, and after the loss from investment in NTS of $740,000, the Company reported a net loss of $1,541,000.

Revenues
--------

The Company's revenues arise from licensing of the Company's products and technology, and, from contract engineering and modeling services. During the quarter ended June 30, 2001, consolidated revenues increased 3% to $1,063,000 from $1,031,000 recorded in the quarter ended June 30, 2000. The increase is the net effect of the May 2001 ReD source code license agreement which resulted in $832,000 of net revenues (see Note 4 of the financial statements), offset by decreased ACI royalty and engineering revenues pursuant to the February 2001 license agreement. During the six-month period ended June 30, 2001, consolidated revenues increased 24% to $2,768,000 from $2,230,000 in the six-month period ended June 30, 2000. In addition to net ReD license revenues of $832,000, the Company realized $1,104,000 from the ACI license in the first quarter of 2001.

Software Licensing

Total product licensing revenues were $1,056,000 in the quarter ended June 30, 2001, a 64% increase from $642,000 reported in the same quarter of the prior year.

The increase in software license revenues in the quarter is attributable to the net ReD license revenue of $832,000 realized in the quarter. Excluding this license, revenues decreased from $642,000 to $224,000 in the comparable quarter reflecting (i) the decrease in the royalty rate from the ACI license to 15% in 2001 versus 40% in 2000 and (ii) the decrease in direct monthly license fees associated with contracts transferred to ReD effective May 1, 2001.

Total product licensing revenues were $2,691,000 in the six-month period ended June 30, 2001, an 84% increase over $1,465,000 reported in the same quarter of the prior year.

The increase in software license revenues from the prior-year six-month period is attributable to the two source code licenses with ReD ($832,000) and ACI ($1,104,000), offset by the decrease in the ACI royalty rate from 40% of PRISM revenues to 15%.

Engineering Services

During the quarter ended June 30, 2001, revenues from engineering services decreased 98% to $7,000 from $390,000 in the corresponding quarter of the prior year. During the six-months ended June 30, 2001, revenues from engineering services decreased 90% to $76,000 from $765,000 in the corresponding period of the prior year. The decrease in engineering revenues is primarily the result of the transfer of engineering and modeling services related to PRISM licenses to either ACI in February 2001 or ReD in May 2001.

Operating Expenses
------------------

Operating expenses totaled $529,000 in the quarter ended June 30, 2001, a decrease of $928,000 (64%) from total operating costs of $1,457,000 in the corresponding quarter of the prior year. Operating expenses totaled $1,300,000 in the six-month period ended June 30, 2001, a decrease of $1,680,000 (56%) from total operating costs of $2,980,000 in the corresponding period of the prior year. Effective May 1, 2001 and until the completion of the pending merger with NTS and reporting of its operating expenses, operating expenses incurred by the Company will be limited to ongoing General & Administrative expenses. All Engineering, R&D, and Sales and Marketing expenses have been transferred to ACI or ReD as of May 1, 2001.

Engineering Services

During the quarter ended June 30, 2001, expenses from engineering services decreased 93% to $17,000 from $230,000 in the corresponding quarter of the prior year. During the six-month period ended June 30, 2001, expenses from engineering services decreased 84% to $84,000 from $518,000 in the corresponding period of the prior year. The quarter and six-month decrease in engineering expenses is primarily the result of the transfer of eight engineering employees to ACI in February 2001, and the remaining engineering employees to ReD effective May 1, 2001. Subject to the NTS merger, no ongoing Engineering Services expenses are expected.

Research and Development

Research and development expenses totaled $72,000 in the quarter ended June 30, 2001, as compared with $346,000 in the year-earlier period. Research and development expenses totaled $355,000 in the six-month period ended June 30, 2001, as compared with $674,000 in the year-earlier six-month period. Decreases in 2001 relate to the transfer of engineering and development personnel to ACI and ReD as discussed above. Subject to the NTS merger, no ongoing Research and Development expenses are expected.


Selling and Marketing

Selling and marketing costs totaled $98,000 in the quarter ended June 30, 2001, as compared with $486,000 in the corresponding quarter of the prior year, a decrease of 80%. Selling and marketing costs totaled $404,000 in the six-month period ended June 30, 2001, as compared with $862,000 in the corresponding period of the prior year, a decrease of 53%. These decreases reflect the transfer of sales, marketing, and account management staff to ACI and ReD during 2001. Subject to the NTS merger, no ongoing Selling and Marketing expenses are expected.


General and Administrative

General and administrative expenses totaled $342,000 in the quarter ended June 30, 2001, as compared with $395,000 in the corresponding quarter of the prior year, representing a decrease of 13%. General and administrative expenses totaled $457,000 in the six-month period ended June 30, 2001, as compared with $926,000 in the corresponding period of the prior year, representing a decrease of 51%. The decrease reflects a decrease in legal expenses related to the Nestor versus HNC Software lawsuit settled in January 2001.


Loss from Investment in Affiliate

During March and November 1999, the Company's NTS subsidiary sold, in the aggregate, common stock interests totaling 58% of its equity. As a result, the Company's interest in NTS has been accounted for under the equity method of accounting since 1999. Additionally, on June 23, 2000, NTS sold an additional common stock interest to third parties reducing the Company's ownership position in NTS to 35%. In connection with this equity sale, the Company increased the equity value of its NTS investment and additional paid-in capital by $701,000. As discussed in the Company's Form S-4/A dated August 6, 2001, the Company has entered into an agreement to merge with NTS by exchanging Nestor, Inc. common stock for all NTS shares it does not currently own and issuing new shares to an investor group in exchange for an $8,000,000 investment. Upon the closing, scheduled for September 12, 2001, NTS will become a 100% owned consolidated subsidiary of the Company.

The Company recorded no losses from the Company's portion of the operating results of NTS in the quarter ended June 30, 2001, as the carrying value of the Company's investment in this affiliate was $0 at the beginning of the period. In the current quarter, NTS realized a net loss of $1,460,000. In the quarter ended June 30, 2000, the Company reported a loss from investment in affiliate of $350,000 representing 41% of NTS's actual net loss in the prior year quarter of $851,000.

During the six-months ended June 30, 2001, the Company recorded a loss from NTS operations of $81,000 (the carrying value of the investment as of January 1, 2001), representing 3% of NTS's net loss of $2,708,000 through June 2001. In the six-month period ended June 30, 2000, the Company reported a loss from investment in affiliate of $740,000, representing 41% of NTS's actual net loss of 1,783,000 in the prior year period.


Net Loss Per Share
------------------

During the quarter ended June 30, 2001, the Company reported net income of $512,000, or $.03 per share as compared with a net loss of $803,000, or $.04 per share in the corresponding period of the prior year. During the quarter ended June 30, 2001, there were outstanding basic and diluted 17,989,000 and 19,168,000 shares, respectively, of common stock as compared with 17,910,000 basic and diluted shares during the corresponding quarter of the previous year.

During the six-month period ended June 30, 2001, the Company reported net income of $1,330,000, or $.07 per share as compared with a net loss of $1,541,000, or $.09 per share in the corresponding period of the prior year. During the six-month period ended June 30, 2001, there were outstanding basic and diluted 17,957,000 and 18,632,000 shares, respectively, of common stock as compared with 17,886,000 basic and diluted shares during the corresponding period of the previous year.

Liquidity and Capital Resources

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $2,046,000 at June 30, 2001, as compared with $150,000 at December 31, 2000 and $595,000 at March 31, 2001. At June 30, 2001, the Company had working capital of $976,000 as compared with working capital of $582,000 at March 31, 2001 and a working capital deficit of $200,000 at December 31, 2000. The increase in working capital results primarily from net income reported for the current period.

The Company's net worth at June 30, 2001 was $1,645,000, as compared with a net worth of $168,000 and $1,013,000 at December 31, 2000 and March 31, 2001,
respectively. The increase in net worth results primarily from the net income reported in the current period.

On March 24, 2000, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architects, Inc. ("TSAI"). The loan was secured by royalty streams and other fees produced by the Company's license agreements with Financial Solutions Division customers. Principal payments were due in twelve equal monthly installments beginning March 1, 2001. Interest on the loan was equal to the effective prime interest rate plus 1%. The Company repaid and closed the line of credit in May 2001.

In January, NTS secured an $8 million equity investment commitment from an independent investment group, with $4 million advanced as a loan in contemplation of the final merger. The full equity investment is subject to completion of a proposed merger between the Company and NTS. The merger is subject to approval by the boards of the Company and NTS at shareholder meetings scheduled for September 12, 2001. See the Company's Form S-4/A dated August 6, 2001 for further information.

Management believes that the Company's liquid assets at June 30, 2001, coupled with the reduction in operating expenses realized in the quarter, are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 2001.


Deferred Income

Most of the Company's licenses and its reseller sublicenses provide for a minimum monthly license fee over the term of the respective license. The Company defers recognition of theses license fees over the license term. Total deferred income was $937,000 at June 30, 2001 as compared with $3,343,000 at December 31, 2000. The decrease reflects the reduction in the royalty rate due from ACI customers from 40% to 15% in February 2001 and the transfer of other direct licenses to ReD in May 2001.

Future commitments

The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computing and related equipment, for consulting and for promotional and marketing expenses.



ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Management assesses their exposure to these risks as immaterial.

PART 2:    OTHER INFORMATION




                                  NESTOR, INC.

                            FORM 10 Q - June 30, 2001

Item 1:   Legal Proceedings

Item 2:   Changes in Securities

Item 3:   Defaults on Senior Securities

Item 4:   Submission of Matters to a Vote of Security Holders

Item 5:   Other Information

          On June 21, 2001, the Corporation filed with the Securities and Exchange Commission a Form S-4 dated June 21, 2001, which is hereby incorporated by reference.

          On August 6, 2001, the Corporation filed with the Securities and Exchange Commission a Form S-4/A dated August 6, 2001, which is hereby incorporated by reference.

Item 6:   Exhibits and reports on Form 8-K

          (a)  Exhibits - None
          (b) On June 1, 2001, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated May 18, 2001, which is hereby incorporated by reference.

                                   FORM 10-Q

                                  NESTOR, INC.


                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NESTOR, INC.
                                      (REGISTRANT)



DATE:  August 14, 2001                By:  /s/ Nigel P. Hebborn
                                           -----------------------------------
                                           Chief Financial Officer
                                           (Principal Accounting Officer)