Form 10-Q
period 2001-09-30
NESTOR INC
filed 2001-11-14
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2001


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 13-3163744
   -------------------------------------------- -----------------------------
                    (State of incorporation) (I.R.S. Employer
                               Identification No.)


                    One Richmond Square, Providence, RI 02906
   --------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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


                            Yes   X           No
                                ------           -------


            Common stock, par value .01 per share: 50,241,112 shares
                      outstanding as of September 30, 2001

                                  NESTOR, INC.

                                    FORM 10 Q
                               September 30, 2001

                                      INDEX
--------------------------------------------------------------------------------

                                                                  Page Number

PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements:

Condensed Consolidated Balance Sheets
-------------------------------------
September 30, 2001 (Unaudited) and December 31, 2000                  3

Condensed Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------
Quarters and nine months ended September 30, 2001 and 2000            4

Condensed Consolidated Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
Nine months ended September 30, 2001 and 2000                         5

Notes to Condensed Consolidated Financial Statements                  6
----------------------------------------------------


Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition               10

Item 3   Quantitative and Qualitative Disclosure of Market Risk      14



PART 2   OTHER INFORMATION                                           15


                                                            Nestor, Inc.
                                                Condensed Consolidated Balance Sheets
                                                -------------------------------------
                                                          September 30, 2001         December 31, 2000
                                                              (Unaudited)                (Note 1)
                             Assets                       ------------------         -----------------
                             ------
Current assets:
---------------
    Cash and cash equivalents                              $     5,240,684           $       150,035
    Accounts receivable - net                                      280,627                   693,555
    Unbilled contract revenue                                      556,907                 1,260,884
    Due from affiliate                                                 ---                   322,952
    Inventory                                                      409,532                       ---
    Other current assets                                           288,218                    91,042
                                                           ---------------           ---------------
         Total current assets                                    6,775,968                 2,518,468

Noncurrent assets:
------------------
    Long term unbilled contract revenue                            459,726                 2,036,896
    Investment in affiliate                                            ---                    81,100
    Capitalized system costs - net                               1,652,785                       ---
    Property and equipment - net                                   736,200                   177,377
    Deferred development costs - net                                   ---                    32,000
    Goodwill                                                    14,075,684                       ---
    Patent development costs                                       130,594                    76,862
                                                           ---------------           ---------------
Total Assets                                               $    23,830,957           $     4,922,703
                                                           ===============           ===============


             Liabilities and Stockholders' Equity
             ------------------------------------

Current liabilities:
--------------------
    Line of credit                                         $           ---           $       419,769
    Accounts payable and other current liabilities               2,185,619                   992,458
    Deferred income                                                476,255                 1,306,016
    Leases payable                                                 207,160                       ---
                                                           ---------------           ---------------
         Total current liabilities                               2,869,034                 2,718,243

Noncurrent liabilities:
-----------------------
    Long term deferred income                                      459,726                 2,036,896
    Long term leases payable                                     1,771,508                       ---
                                                           ---------------           ---------------
         Total liabilities                                       5,100,268                 4,755,139
                                                           ---------------           ---------------

Stockholders' equity:
---------------------
Preferred Stock Series B, $1.00 par value,
    authorized 10,000,000 shares; Issued
    and outstanding 235,000 shares at
    September 30, 2001 and December 31, 2000
    (liquidation value $1.00 per share)                            235,000                   235,000
Common Stock, $.01 par value, authorized
    100,000,000 shares; Issued and outstanding
    50,241,112 shares at September 30, 2001
    and 17,688,449 shares at December 31, 2000                     502,411                   176,884
Warrants and options                                             1,902,591                   843,434
Additional paid-in capital                                      43,812,812                27,434,129
Retained deficit                                               (27,722,125)              (28,521,883)
                                                           ----------------          ----------------
       Total stockholders' equity                               18,730,689                   167,564
                                                           ---------------           ---------------

Total Liabilities and Stockholders' Equity                 $    23,830,957           $     4,922,703
                                                           ===============           ===============

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                            Nestor, Inc.
                                           Condensed Consolidated Statements of Operations
                                                             (Unaudited)
                                           -----------------------------------------------

                                                          Quarter Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                     ------------------------------       -------------------------------
                                                          2001             2000                 2001            2000
                                                          ----             ----                 ----            ----
Revenues:
      Software licensing                             $     78,478      $    312,264       $    2,769,724    $  1,777,463
      Engineering services                                107,640           256,381              184,003       1,021,639
                                                     ------------      ------------       --------------    ------------
           Total revenues                                 186,118           568,645            2,953,727       2,799,102
                                                     ------------      ------------       --------------    ------------

Operating expenses:
      Engineering services                                155,912           259,873              239,502         778,251
      Research and development                            238,229           325,579              593,560         999,556
      Selling and marketing expenses                       52,817           406,861              457,285       1,268,579
      General and administrative expenses                 254,360           350,111              710,885       1,276,468
                                                     ------------      ------------       --------------    ------------
           Total operating expenses                       701,318         1,342,424            2,001,232       4,322,854
                                                     ------------      ------------       --------------    ------------

Income (loss) from operations                            (515,200)         (773,779)             952,495      (1,523,752)

Other expense                                             (14,608)          (25,373)             (71,637)        (76,079)
                                                     -------------     -------------      ---------------   -------------

Income (loss) for the period before income taxes
  (benefit) and investment loss                          (529,808)         (799,152)             880,858      (1,599,831)

Income taxes (benefit)                                        ---               ---                  ---             ---

Loss from investment in affiliate                             ---          (275,435)             (81,100)     (1,015,780)
                                                     ------------      -------------      ---------------   -------------

Net income (loss) for the period                     $   (529,808)     $ (1,074,587)      $      799,758    $ (2,615,611)
                                                     =============     =============      ==============    =============

Income (loss) per share:
      Basic                                          $      (0.02)     $      (0.06)      $        0.04     $      (0.15)
                                                     =============     =============      =============     =============

      Diluted                                        $      (0.02)     $      (0.06)      $        0.03     $      (0.15)
                                                     =============     =============      =============     =============

Basic shares                                           28,885,738        17,913,449           21,599,653      17,895,430

Net effect of dilutive shares -
  based on the treasury stock method:
      Warrants                                                ---               ---            1,863,239             ---
      Stock options                                           ---               ---              764,498             ---
                                                     ------------      ------------       --------------    ------------

Diluted shares                                         28,885,738        17,913,449           24,227,390      17,895,430
                                                     ============      ============       ==============    ============



The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                  Nestor, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                 -----------------------------------------------

                                                                          Nine Months Ended September 30,
                                                                     ------------------------------------------
                                                                          2001                        2000
                                                                          ----                        ----
Cash flows from operating activities:
    Net income (loss)                                                $       799,758            $   (2,615,611)
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                       125,937                    89,492
         Loss from investment in affiliate                                    81,100                 1,015,780
         Expenses charged to operations relating to options,
          warrants and capital transactions                                   79,863                    79,863
         Changes in assets and liabilities:
           Decrease in accounts receivable                                   579,693                   358,608
           (Increase) decrease in unbilled contract revenue                  383,858                   (45,049)
           Decrease in inventory                                              92,367                       ---
           (Increase) decrease in other assets                                65,263                   (18,710)
           Increase (decrease) in accounts payable
              and other current liabilities                                 (115,762)                  187,096
           Decrease in deferred income                                      (578,013)                  (91,494)
                                                                     ---------------            --------------
              Net cash provided (used) by operating activities             1,514,064                (1,040,025)
                                                                     ---------------            --------------

Cash flows from investing activities:
    Payments from affiliate - net                                            322,952                     9,871
    Cash of acquired affiliate                                               361,804                       ---
    Acquisition costs                                                       (550,270)                      ---
    Purchase of property and equipment                                       (23,280)                      ---
    Patent development costs                                                 (53,732)                  (14,430)
                                                                     ---------------            ---------------
           Net cash provided (used) by investing activities                   57,474                    (4,559)
                                                                     ---------------            ---------------

Cash flows from financing activities:
    Repayment of line of credit                                             (419,769)                      ---
    Repayment of obligations under capital leases                            (11,243)                  (11,572)
    Proceeds from issuance of common stock - net                           3,950,123                    78,762
                                                                     ---------------            --------------
           Net cash provided (used)  by financing activities               3,519,111                    67,190
                                                                     ---------------            --------------

    Net change in cash and cash equivalents                                5,090,649                  (977,394)

    Cash and cash equivalents - beginning of period                          150,035                 1,048,802
                                                                     ---------------            --------------

    Cash and cash equivalents - end of period                        $     5,240,684            $       71,408
                                                                     ===============            ==============

Supplemental cash flows information
    Interest paid                                                    $        20,331            $        4,920
                                                                     ===============            ==============

    Income taxes paid                                                $           ---            $          ---
                                                                     ===============            ==============

Significant non-cash transactions are described in Notes 2 and 4.

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001
                               ------------------

Note 1 -       Basis of Presentation:
               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

               The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000 and Proxy dated August 6, 2001.

               Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. In 1999, NTS sold in the aggregate a 58.1%
               common-stock interest to a private group of investors. In June 2000, NTS sold additional shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. As discussed in Note 2, in January 2001, an agreement in principle was reached to combine the Company and NTS by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc., in effect, becoming the surviving entity. The merger was completed on September 12, 2001 and was accounted for as a purchase. Accordingly, beginning September 13, 2001, the consolidated financial statements include NTS balances and operating results. All intercompany transactions and balances have been eliminated.

               Presented below is summarized NTS financial information at September 30, 2001, December 31, 2000 and for the quarter and nine months ended September 30, 2001 and 2000:

                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
               Current assets             $  4,472,000        $    466,000
               Noncurrent assets             2,297,000             694,000
               Current liabilities           1,397,000             925,000
               Long term liabilities         1,749,000                 ---
               Stockholders' equity          3,623,000             234,000

                                             Quarter Ended September 30,         Nine Months Ended September 30,
                                           -------------------------------      ---------------------------------
                                                 2001              2000                2001              2000
                                                 ----              ----                ----              ----
               Total revenues             $    336,000        $    269,000        $    896,000     $    653,000
               Operating expenses            2,065,000           1,083,000           5,230,000        3,267,000
               Net loss                      1,812,000             796,000           4,520,000        2,579,000

               In 2001, Nestor, Inc. ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and customer relationship management ("CRM"). Through license agreements entered into with ACI on February 1, 2001 (Note 4), and with Retail Decisions, Inc. ("ReD") on May 18, 2001 (Note 5), co-exclusive development, licensing and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. Nestor will continue to receive royalties from future ACI licensing revenues realized from the Company's products. In addition, all expenses associated with development, support and selling these products were transferred to these parties.

Note 2 -       Merger with NTS:
               In January 2001, an agreement in principle was reached to combine the Company and Nestor Traffic Systems, Inc., by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc. in effect, becoming the surviving entity. On August 6, 2001, the Company filed Form S-4/A with the Securities and Exchange Commission. The combination was approved by the shareholders of both companies in meetings held on September 12, 2001.

               On January 9, 2001, the Company and NTS entered into a secured note agreement with NTS Investors, LLC (an independent investment group ("Group")). The Group loaned NTS $4,000,000 as of February 1, 2001 with principal and interest at 8% due on December 31, 2001.

               Upon consummation of the combination contemplated above, the Group converted the note and accrued interest to equity and increased its total investment to $8,000,000 in exchange for
               16,757,368 shares (representing approximately 33.34%) of post-merger Nestor, Inc. common stock. Concurrently, NTS shareholders exchanged their NTS common shares held for Nestor, Inc. common stock and, in the aggregate, received 15,581,190 shares representing approximately 31% of post-merger Nestor, Inc. common stock.

               In addition, the Group received a warrant right to acquire up to 2,980,712 additional shares of common stock exercisable at the same price at which currently outstanding warrants of Nestor, Inc. are exercisable, but only in the event the currently outstanding warrants are exercised, so as to maintain their initial ownership interest percentage. In addition, the Group received a warrant to acquire 1,000,000 shares of the Company's common stock at $1.28 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding at closing.

               The following is a summary of the estimated purchase price and initial allocation of the purchase price to the fair value of the assets acquired and liabilities assumed. The purchase price and allocation have not been finalized because the transaction occurred near the end of the reporting period and estimated costs were used in the computations.

               Value of common stock issued
                   to consummate the merger                  $   7,790,595
               Value of options issued as a result
                   of the merger                                 1,621,395
               Value of warrants issued as a result
                   of the merger                                    43,994
               Acquisition costs                                   617,144
                                                             -------------
               Total purchase price                             10,073,128
               Plus net NTS liabilities assumed
                   by Nestor, Inc.                               4,002,556
                                                             -------------
               Goodwill                                      $  14,075,684
                                                             =============

               Fair values of assets acquired and liabilities assumed:

               Cash and cash equivalents                     $     361,804
               Accounts receivable                                 166,765
               Inventory                                           501,899
               Fixed assets - net                                2,240,614
               Other assets                                        281,540
               Note payable                                     (4,000,000)
               Accounts payable and accrued expenses            (1,519,444)
               Other current liabilities                          (286,710)
               Long term leases payable                         (1,749,024)
                                                            --------------
               Net liabilities assumed                       $  (4,002,556)
                                                            ==============

               The following table presents the consolidated results of operations for the nine months ended September 30, 2001 and 2000 on an unaudited pro forma basis as if the merger took place at the beginning of the periods presented:

                                              Nine Months ended September 30,
                                           ------------------------------------
                                                 2001              2000
                                                 ----              ----
               Revenues                       $ 3,742,440       $ 3,451,802
               Net Loss                       $(3,053,961)      $(4,178,861)
               Loss per share,
                 basic and diluted            $     (0.06)      $     (0.08)

               On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, eliminating the amortization of goodwill acquired after June 30, 2001. Accordingly, the net loss and loss per share amounts above do not include amortization of goodwill. See Note 6 also.

               The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the merger occurred at the beginning of the periods presented or the results which might occur in the future.

Note 3 -       Financing  Agreement:
               On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"). The agreement provides up to $6.1 million in lease financing to support current and future installations of the NTS CrossingGuard(R) product. NTS received $1,910,000 on July 25, 2001 in an initial advance. Advances are collateralized by equipment delivered under leased CrossingGuard systems and are being repaid over 66 months.

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

               Under the new agreement, ACI paid a one-time license fee of $1,104,000 for source code license rights to the software products, and in addition, agreed to pay an ongoing royalty fee of 15% with a first year minimum of approximately $475,000. The license granted to ACI is for products that constituted a significant portion of the Company's gross revenues. During the quarter ended March 31, 2001, the Company recorded the one-time initial license fee of $1,104,000 in connection with this source code license. Reported ACI revenues have decreased significantly due to the termination of the previous ACI contract that provided a 40% monthly license fee as well as additional engineering revenues. Expenses relating to these revenues have also decreased significantly because ACI hired thirteen employees from Nestor, Inc., effective February 1, 2001, and reimbursed the Company $13,000 per month for the continued use of Nestor, Inc. facilities and equipment prior to their office relocation in May 2001. Unbilled contract revenue and deferred income under the prior agreement were replaced by the new royalty amounts during the quarter to reflect the 15% royalty rate under the new agreement. During the quarter ended March 31, 2001, the Company recorded a non-cash reduction of $3,037,000 and a non-cash increase of $1,111,000 in unbilled contract revenue and deferred income related to these agreements.

Note 5 -       Retail Decisions, Inc. License Agreement:
               On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. ("ReD") in which Nestor granted to ReD:
               (i) an exclusive (other than ACI), perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and (ii) a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries.

               Additionally, Nestor transferred to ReD certain assets that were supportive of the technology licensed thereunder. The assets transferred to ReD by Nestor include all of the right, title and interest of Nestor in certain equipment, license agreements
               (excluding ACI) and trademark rights. To support its newly acquired license, ReD hired 13 of Nestor's employees.

               ReD paid $1,800,000 to Nestor under the license agreement, and Nestor agreed, for certain marketing and transition services, to pay to ReD: (i) $500,000 which was paid on July 2, 2001; (ii) $250,000 which was paid on October 1, 2001; and (iii) $218,000 which is due on or before December 31, 2001. The Company recorded $832,000 as net license revenue in the second quarter in connection with this agreement. No ongoing revenues are expected to be realized from ReD.

Note 6 -       Recent Accounting Pronouncements:
               In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have an indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

               The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. In accordance with the transitional guidance rendered in SFAS No. 142, any goodwill arising from the Company's September 12, 2001 merger with NTS (Note 2) will not be subject to amortization. The current NTS purchase price allocation, which assumes no intangible assets other than goodwill, is preliminary and subject to final determination. During 2002, the Company will perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002.

ITEM 2:    Management's Discussion and Analysis of
           Results of Operations and Financial Condition
           ---------------------------------------------

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

The Company's quarterly revenues and operating results have varied significantly in the past and will do so in the future. During 2001, the Company entered into agreements that essentially remove it from direct involvement in the financial services market and ongoing marketing and support of its PRISM product line, although the Company will continue to receive reseller royalties. Additionally, the Company reached an agreement to merge through an exchange of stock with its 35% owned affiliate, Nestor Traffic Systems, Inc. in conjunction with an $8,000,000 equity investment, with the Company being the surviving entity. The merger and commencement of inclusion of NTS operating results in the Company's financial statements was completed on September 12, 2001. A significant portion of the Company's business has been derived from individually substantial licenses, and the timing of such licenses has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under licenses with no significant continuing obligations, it recognizes the majority of its revenue upon the delivery of the software and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

The Company's expense levels are based in part on its product development efforts and its expectations regarding future revenues and in the short term are generally fixed. Therefore, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, the Company's operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for the Company's products, product life cycles, the development, introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the mix of distribution channels through which the Company's products are offered, changes in the level of operating expenses, customer order deferrals, competitive conditions in the industry and economic conditions generally or in various industry segments.

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

RESULTS OF OPERATIONS

The Company experienced significant operating changes during the first nine-months ended September 30, 2001. The Company changed its operating focus from financial services products and services, primarily risk management software, to intelligent traffic management products and services, primarily red-light enforcement services and products. The Company entered into two separate source-code licensing agreements for its PRISM product line appointing Applied Communications, Inc. (ACI) and Retail Decisions, Inc. (ReD) as co-exclusive resellers in industries of transaction processing. Additionally, essentially all engineering, development, sales and marketing employees associated with the financial solutions division were hired by these resellers. Future revenues from our financial solutions products will come from a 15% royalty rate realized on ACI generated PRISM revenues, and no direct license revenues, engineering and modeling revenues, or operating expenses will be realized from this business (see Notes 4 and 5 to the financial statements). Subsequent to the completion of the merger with Nestor Traffic Systems, Inc. on September 12, 2001, the Company's primary operation is in the field of intelligent traffic management systems. See Note 2 to the financial statements. The financial statements and management's discussion and analysis only include NTS results for the eighteen day period from September 12 to September 30, 2001.

For the quarter ended September 30, 2001, the Company realized consolidated revenues totaling $186,000 and expenses of $701,000, which resulted in a consolidated operating loss for the quarter of $515,000 before taxes and loss from investment in affiliate. The Company reported a consolidated net loss of $530,000 for the current quarter after other expenses of $15,000. In the corresponding quarter of 2000, consolidated revenues and expenses totaled $568,000 and $1,342,000, respectively, producing a net loss from operations of $774,000, and after loss from investment in NTS in the amount of $276,000 and other expenses of $25,000, the Company reported a net loss of $1,075,000.

For the nine-month period ended September 30, 2001, the Company realized consolidated revenues totaling $2,953,000 and expenses of $2,001,000, which resulted in consolidated operating income for the nine-month period of $952,000 before taxes and loss from investment in affiliate. The Company reported consolidated net income of $800,000 for the nine-month period after the loss from investment in NTS of $81,000. In the corresponding nine-month period of the prior year, consolidated revenues and expenses totaled $2,799,000 and $4,323,000, respectively, producing a loss from operations of $1,524,000, and after the loss from investment in NTS of $1,016,000, the Company reported a net loss of $2,616,000.

Revenues
--------

The Company's revenues arise from licensing of the Company's products and technology, and, from contract engineering and modeling services. During the quarter ended September 30, 2001, consolidated revenues decreased 67% to $186,000 from $568,000 recorded in the quarter ended September 30, 2000. The decrease is due to the reduced ACI royalty rate of 40% to 15% and transfer of engineering revenues pursuant to the February 2001 license agreement. During the nine-month period ended September 30, 2001, consolidated revenues increased to $2,952,000 from $2,799,000 in the nine-month period ended September 30, 2000. The Company realized net ReD license revenues of $832,000 in the second quarter of 2001 (See Note 5 of the financial statements), and $1,104,000 from the ACI license in the first quarter of 2001 (See Note 4 of the financial statements).

Software Licensing

Total product licensing revenues were $78,000 in the quarter ended September 30, 2001, a 75% decrease from $312,000 reported in the same quarter of the prior year.

The decrease in software license revenues in the quarter is attributable to the decrease in the royalty rate from the ACI license to 15% in 2001 versus 40% in 2000 and the decrease in direct monthly license fees associated with contracts transferred to ReD effective May 1, 2001.

Total product licensing revenues were $2,769,000 in the nine-month period ended September 30, 2001, a 56% increase over $1,777,000 reported in the same quarter of the prior year.

The increase in software license revenues from the prior-year nine-month period is attributable to the two source code licenses with ReD ($832,000) and ACI ($1,104,000), offset by the decrease in the ACI royalty rate from 40% of PRISM revenues to 15%.

Engineering Services

During the quarter ended September 30, 2001, revenues from engineering services decreased 58% to $108,000 from $256,000 in the corresponding quarter of the prior year. During the nine-months ended September 30, 2001, revenues from engineering services decreased 82% to $184,000 from $1,022,000 in the corresponding period of the prior year. The decrease in engineering revenues is primarily the result of the transfer of engineering and modeling services related to PRISM licenses to either ACI in February 2001 or ReD in May 2001. Third quarter engineering services revenues in 2001 relate primarily to traffic system revenues generated after the merger was completed on September 12, 2001.

Operating Expenses
------------------

Operating expenses totaled $701,000 in the quarter ended September 30, 2001, a decrease of 641,000 (48%) from total operating costs of $1,342,000 in the corresponding quarter of the prior year. Operating expenses totaled $2,001,000 in the nine-month period ended September 30, 2001, a decrease of $2,322,000 (54%) from total operating costs of $4,323,000 in the corresponding period of the prior year. Effective May 1, 2001 and through the completion of the merger with NTS on September 12, 2001, the Company's operating expenses incurred were limited to ongoing General & Administrative expenses. All historical Engineering, R&D, and Sales and Marketing expenses related to financial services have been transferred to ACI or ReD as of May 1, 2001.

Engineering Services

During the quarter ended September 30, 2001, expenses from engineering services decreased 40% to $156,000, representing NTS expenses from September 12, 2001, from $260,000 in the corresponding quarter of the prior year, representing financial services expenses in 2000. During the nine-month period ended September 30, 2001, expenses from engineering services decreased 69% to $240,000 from $778,000 in the corresponding period of the prior year. The nine-month decrease in engineering expenses is primarily the result of the transfer of eight engineering employees to ACI in February 2001, and the remaining engineering employees to ReD effective May 1, 2001, offset by the assumption of NTS engineering expenses on September 12, 2001.

Research and Development

Research and development expenses totaled $238,000 in the quarter ended September 30, 2001, as compared with $326,000 in the year-earlier period, a decrease of 27%. Research and development expenses totaled $594,000 in the nine-month period ended September 30, 2001, as compared with $999,000 in the year-earlier nine-month period, a decrease of 41%. Decreases in 2001 relate to the transfer of engineering and development personnel to ACI and ReD as discussed above, offset by the assumption of NTS expenses on September 12, 2001.

Selling and Marketing

Selling and marketing costs totaled $53,000 in the quarter ended September 30, 2001, as compared with $407,000 in the corresponding quarter of the prior year, a decrease of 87%. Selling and marketing costs totaled $457,000 in the nine-month period ended September 30, 2001, as compared with $1,269,000 in the corresponding period of the prior year, a decrease of 64%. These decreases reflect the transfer of sales, marketing, and account management staff to ACI and ReD during 2001, offset by the assumption of NTS expenses on September 12, 2001.


General and Administrative

General and administrative expenses totaled $254,000 in the quarter ended September 30, 2001, as compared with $350,000 in the corresponding quarter of the prior year, representing a decrease of 27%. General and administrative expenses totaled $711,000 in the nine-month period ended September 30, 2001, as compared with $1,276,000 in the corresponding period of the prior year, representing a decrease of 44%. The decrease reflects a decrease in legal expenses related to the Nestor versus HNC Software lawsuit settled in January 2001 and the contribution to overhead and facility cost by ReD and ACI under sublicense agreements during 2001.

Loss from Investment in Affiliate

During March and November 1999, the Company's NTS subsidiary sold, in the aggregate, common stock interests totaling 58% of its equity. As a result, the Company's interest in NTS has been accounted for under the equity method of accounting since 1999 through September 12, 2001. Additionally, on June 23, 2000, NTS sold an additional common stock interest to third parties reducing the Company's ownership position in NTS to 35%. In connection with this equity sale, the Company increased the equity value of its NTS investment and additional paid-in capital by $701,000. As discussed in the Company's Form S-4/A dated August 6, 2001, the Company entered into an agreement to merge with NTS by exchanging Nestor, Inc. common stock for all NTS shares it did not own and concurrently issue new shares to an investor group in exchange for an $8,000,000 investment. Upon the closing on September 12, 2001, NTS became a 100% owned consolidated subsidiary of the Company.

The Company recorded no losses from the Company's portion of the operating results of NTS in the period July 1, 2001 through September 12, 2001, as the carrying value of the Company's investment in this affiliate was $0 at the beginning of the period. From September 12, 2001 through September 30, 2001, the Company recorded a net loss of $375,000 from NTS operations. In the current quarter, NTS realized an aggregate net loss of $1,812,000. In the quarter ended September 30, 2000, the Company reported a loss from investment in affiliate of $275,000 representing 41% of NTS's actual net loss in the prior year quarter of $672,000.

During the nine-months ended September 30, 2001, the Company recorded a loss from NTS operations of $81,000 (the carrying value of the investment as of January 1, 2001), representing 2% of NTS's net loss of $4,145,000 through September 12, 2001. In the nine-month period ended September 30, 2000, the Company reported a loss from investment in affiliate of $1,016,000, representing 41% of NTS's actual net loss of $2,478,000 in the prior year period.


Net Loss Per Share
------------------

During the quarter ended September 30, 2001, the Company reported a consolidated net loss of $530,000, or $.02 per share as compared with a net loss of $1,075,000, or $.06 per share in the corresponding period of the prior year. During the quarter ended September 30, 2001, there were outstanding an average of 28,886,000 basic and diluted shares of common stock, including the effect of the 32,339,000 common shares issued in conjunction with the merger and equity sale on September 12, 2001, as compared with 17,913,000 basic and diluted shares during the corresponding quarter of the previous year.

During the nine-month period ended September 30, 2001, the Company reported net income of $800,000, or $.04 per basic and $.03 per diluted share as compared with a net loss of $2,616,000, or $.15 per basic and diluted share in the corresponding period of the prior year. During the nine-month period ended September 30, 2001, there were outstanding an average of 21,600,000 basic and 24,227,000 diluted shares of common stock as compared with 17,895,000 basic and diluted shares during the corresponding period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

The Company had consolidated cash and cash equivalents of approximately $5,241,000 at September 30, 2001, as compared with $150,000 at December 31, 2000. At September 30, 2001, the Company had working capital of $3,902,000 as compared with a working capital deficit of $200,000 at December 31, 2000. The increase in working capital results primarily from (i) cash of $3,789,000 received from the merger and equity sale on September 12, 2001, and (ii) net income reported for the current year.

The Company's net worth at September 30, 2001 was $18,731,000, as compared with a net worth of $168,000 at December 31, 2000. The increase in net worth results primarily from (i) the sale of equity and value of assets received in exchange for common stock in the NTS transaction, (ii) net cash from the equity placement, and (iii) the net income reported in the current period.

Additionally, at September 30, 2001, the Company has an available unused lease financing line with EDS of $4,244,000 that can be used to finance equipment purchases and other delivery costs associated with CrossingGuard installations.

Management believes that the Company's liquid assets and available lease line at September 30, 2001 are sufficient to meet the Company's anticipated cash requirements through the year ending December 31, 2001.


Deferred Income

Most of the Company's licenses and its reseller sublicenses provide for a minimum monthly license fee over the term of the respective license. The Company defers recognition of theses license fees over the license term. Total deferred income was $936,000 at September 30, 2001 as compared with $3,343,000 at December 31, 2000. The decrease reflects the reduction in the royalty rate due from ACI customers from 40% to 15% in February 2001 and the transfer of other direct licenses to ReD in May 2001.

Future commitments

The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of equipment for traffic system deliveries, additional computing and related equipment, for consulting and for promotional and marketing expenses.



ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Management assesses their exposure to these risks as immaterial.

Part 2:    Other Information


                                  NESTOR, INC.

                         FORM 10 Q - September 30, 2001

Item 1:         Legal Proceedings

Item 2:         Changes in Securities

Item 3:         Defaults on Senior Securities

Item 4:         Submission of Matters to a Vote of Security Holders

                The Registrant's annual meeting of stockholders was held on September 12, 2001. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

                1. Approval of the issuance of a total of 32,338,602 shares of the Company's common stock to the current holders of NTS common stock and NTS Investors, LLC pursuant to the Agreement and Plan of Merger, dated as of June 14, 2001 by and among the Company, Nestor Merger Sub Corp. and NTS Investors, LLC:

                    For                        Against            Abstain
                    ---                        -------            -------
                    16,761,706                 168,497              4,705


                2.  Election of Directors       For               Against
                                                ---               -------
                    Robert M. Carroll       16,851,147             83,761
                    Leon N Cooper           16,851,147             83,761
                    Charles Elbaum          16,851,147             83,761
                    J. Steve Emerson        16,851,147             83,761
                    David Fox               16,840,147             94,761
                    David A. Polak          16,851,147             83,761
                    Bruce W. Schnitzer      16,851,147             83,761
                    Alvin J. Siteman        16,851,147             83,761
                    Alan M. Wiener          16,851,147             83,761


                3.  Approval of the  amendment to the  Company's  Certificate of
                Incorporation:

                    For                     Against               Abstain
                    ---                     -------               -------
                    16,697,375              226,933               10,600

                4. Approval of the Company's 1997 Amended and Restated Incentive Stock Option Plan:

                    For                     Against               Abstain
                    ---                     -------               -------
                    16,574,616              335,187               25,105

                5. Approval of the Company's Amended and Restated Incentive Stock Option Plan:

                    For                     Against               Abstain
                    ---                     -------               -------
                    16,684,933              222,413               27,562


                6. Ratification of Appointment of Ernst & Young, LLP as Independent Auditors for 2001

                    For                     Against               Abstain
                    ---                     -------               -------
                    16,843,103              77,655                14,150

Item 5:         Other Information


                On August 6, 2001, the Corporation filed with the Securities and Exchange Commission a Form S-4/A dated August 6, 2001, which is hereby incorporated by reference.

                On September 24, 2001, the Corporation filed with the Securities and Exchange Commission a Schedule 13D f or NTS Investors, LLC; David A. Polak, dated September 13, 2001, which is hereby incorporated by reference.

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

                                          NESTOR, INC.
                                          (REGISTRANT)




DATE:  November 14, 2001                  By:  /s/ Nigel P. Hebborn
                                          -------------------------------------
                                            Chief Financial Officer
                                            (Principal Accounting Officer)