Form 10-K
period 2001-12-31
NESTOR INC
filed 2002-03-29
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period ended     December 31, 2001
                                       -------------------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    ----------

                         Commission file Number 0-12965

                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter

        DELAWARE                                           13-3163744
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

     One Richmond Square, Providence, Rhode Island               02906
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

                               Yes   X      No
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                                               Exhibit Index is on Page:   _____


The aggregate market value of the 15,790,430 shares of voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on February 28, 2002 was $11,053,301. The number of shares
outstanding  of  the  Registrant's   Common  Stock  at  February  28,  2002  was
50,241,112.

                                                                         PART I

ITEM 1.           Business
                  --------

General

Nestor, Inc., and its wholly-owned subsidiary Nestor Traffic Systems, Inc. (together the "Company"), licenses its patented intelligent software solutions for decision and data-mining applications in real-time environments. Nestor products employ proprietary neural network predictive models and other algorithms to convert existing data and business experiences into meaningful recommendations and actions. Nestor has designed and developed software products that can bring additional value through proprietary software and information-management knowledge. Nestor, through its subsidiary Nestor Traffic Systems, Inc. ("NTS"), offers products in intelligent traffic-management systems ("ITS"). Nestor, through its resellers Applied Communications, Inc. ("ACI"), Retail Decisions, Inc. ("ReD"), National Computer Systems, Inc. ("NCS"), licenses its technologies and offers products in the following categories: Risk Management Systems; Customer Relationship Management Systems ("CRM"); and Intelligent Charter Recognition Systems ("ICR"). Nestor products and services include application-software solutions, adaptive decision models, implementation, training, consulting, and engineering support services. The Company is currently devoting its resources to its ITS products.

Exclusive rights in the field of traffic-management solutions were granted to NTS on January 1, 1997; co-exclusive rights in the field of Risk Management and non-exclusive rights in the field of CRM are held by Applied Communications, Inc. (ACI) and Retail Decisions, Inc. (ReD); and non-exclusive rights in the field of ICR are held by NCS.

Nestor Traffic Systems, Inc., or NTS, which is 100 percent owned by Nestor effective September 12, 2001, is an emerging leader in providing innovative, video-based monitoring systems and services for traffic management and safety. NTS incorporates its patented pattern-recognition technologies into intelligent, real-time solutions that promote traffic efficiency, intersection safety, and railway grade crossing monitoring and safety. NTS has developed and marketed CrossingGuard(R), Rail CrossingGuard(R), and TrafficVision(R). These products are a combination of Nestor-developed software and modular hardware components that provide monitoring for traffic-data collection, control of traffic flows, enforcement and emergency response. These products are flexible and can be configured to a wide range of road configurations, including open roads and intersections.

CrossingGuard. NTS's main product line is CrossingGuard, an automated traffic-intersection red-light enforcement and safety system. CrossingGuard's video technology senses vehicles as they approach the intersection, predicts when a vehicle will run a red light, records a digital video sequence of the incident (including a close up of the vehicle and license plate), and sends a signal to the traffic controller to extend the all-red phase of the traffic signal to help decrease the likelihood of broadside collisions between the red-light violator and cross traffic. The video record of the violation is used as evidence to issue a citation for the infraction. NTS generally delivers the CrossingGuard solution through a citation-processing service agreement with the municipality whereby: (i) NTS installs under lease, configures and maintains the system at the intersection; (ii) NTS assembles all of the information necessary to issue a citation, prints and mails it when verified and approved by the municipality (mostly through automated procedures); and (iii) NTS receives a portion of the municipality's citation revenue in the form of licensing and processing fees.

The economics of the CrossingGuard product are tied to the number of violations processed by the systems and the number of operating systems in the field. Generally, but not in all cases, the contracts require a monthly minimum fee designed to allow NTS to recover the market value of the system delivered, including a finance factor and maintenance costs, over the term of the contract.

As of September 30, 2001, NTS had nine approaches installed and generating citations, and an additional fifty-two approaches under contract and in various stages of delivery. As of December 31, 2001, NTS had fourteen approaches installed and generating citations, and an additional sixty-eight approaches contracted for and in various stages of delivery. Experience at these initial approaches was varying from less than one citation per day to over fifteen per day. The Company realizes from $25 to $97 per citation for system delivery, maintenance, software licensing, and processing services. Actual results from deployment of CrossingGuard systems are expected to fluctuate substantially depending upon intersection configurations, driver response to installed systems, and many other factors.

As of December 31, 2001, NTS has 82 approaches under contract and in various stages of installation. Beyond the company's original three approaches installed in Vienna, VA in 1999, installation work is completed or in process for: eight approaches in Falls Church, VA, twelve approaches in Fresno, CA, sixteen approaches in Long Beach, CA, three net additional approaches in Vienna, VA, four approaches in Germantown, TN, eight approaches in Rancho Cucamonga, CA, six approaches in Montclair, CA, and up to twenty approaches in Irvine, CA. In addition, NTS is installing two demonstration approaches in Dubuque, IA, and Overland Park, KS, to assist in local red-light program development. NTS has also been informed that it has been selected to provide CrossingGuard systems for other red-light enforcement projects in more than ten municipalities for over 100 additional approaches, and contract negotiations are proceeding with these customers. No assurances can be given that final contracts will be realized from these negotiations. During 2001, NTS realized $226,000 in CrossingGuard related revenues, of which $80,000 is included in the Company's consolidated financial results in 2001.

Status of the CrossingGuard market. Ineffective red-light safety enforcement is a costly and growing problem that until recently has been largely unaddressed by technology solutions. There are approximately 300,000 intersections with traffic signals in the United States where approximately 106,000 collisions and over 1,000 deaths occurred last year as a result of red-light running as per Federal Highway Administration 2000 statistics. First-generation Red-Light Camera Systems gained early acceptance as a means of automated traffic enforcement. While these systems have validated the market opportunity, they continue to rely on in-ground vehicle sensors ("loops") and still photography and have become inferior solutions because of their (i) significant roadbed installation issues,
(ii) high maintenance requirements, (iii) inherently low level of performance, and (iv) general lack of functionality.

Rail CrossingGuard. NTS is developing Rail CrossingGuard, a system to monitor grade-crossing vehicle and train traffic, as well as signalization activity, to provide grade-crossing-integrity measurement, real-time crossing alert capabilities and crossing violation enforcement. This product has the potential to greatly enhance rail-crossing safety by improving signal and crossing gate performance, alerting personnel to dangerous crossing situations, and enforcing train and vehicle safety regulations. Rail CrossingGuard may also be integrated with train communications systems to provide a method of alerting trains to dangerous rail crossing conditions.

On April 1, 2001, NTS completed its first Rail CrossingGuard installation in DuPage County, Illinois and had completed design work necessary to commence construction on the delivery of five Rail CrossingGuard units in Florida. In addition, NTS has received a contract from the Federal Railroad Administration ("FRA") to develop a portable Rail CrossingGuard unit for non-permanent data gathering capabilities. Also, NTS, working with GeoFocus, Inc., a Florida company, won a contract to expand two of the Rail CrossingGuard units in Florida to incorporate remote communication capabilities between Rail CrossingGuard units and train operators. During 2001, NTS realized $828,000 in Rail CrossingGuard related revenues, of which $322,000 is included in the Company's consolidated financial results in 2001. As of December 31, 2001, NTS had approximately $456,000 in unearned Rail CrossingGuard contract backlog.

Status of the Rail CrossingGuard Market. About every 100 minutes, a train collides with a vehicle or person at one of the United States' 261,000 highway-rail crossings. In an average year, more people die in highway-rail crossing accidents than in commercial airline crashes. Grade crossing collisions are usually severe, and chances of survival slim. In 2001 alone, there were 3,219 incidents at highway/rail grade crossings, resulting in 471 fatalities. According to the FRA, most crossing collisions occur simply because motorists chose to ignore warnings signs, signals or safety gates. Improperly functioning gate arms and signals can increase motorist tendency to ignore and violate crossing signals. State Departments of Transportation need the capability to routinely monitor the integrity of grade-crossing signalization as well as to receive real-time alerts of hazardous crossing conditions, such as a vehicle that may be stopped or stuck at a crossing. Further, state regulatory agencies currently have no means of effectively monitoring train activity at crossings to ensure that train travel is compliant with stated regulations, nor do they have a method of automatically enforcing train and vehicle compliance with crossing signals. Such are the potential roles for Rail CrossingGuard.

TrafficVision. TrafficVision is a product that uses video cameras to monitor traffic flow and to send traffic data to a central Traffic Operations Center. Replacing short-life, high-maintenance, road-embedded copper-loop technologies from the 1950's, TrafficVision is a non-intrusive sensor system for traffic management. TrafficVision uses Nestor's proprietary high-speed image-processing technology to analyze video content to sense and monitor traffic on highways, roadways and intersections in real-time. TrafficVision recognizes and classifies multiple vehicles continuously so that surveillance and traffic management are based upon detailed, real-time information. TrafficVision is installed at 26 locations in Rhode Island and in the state's centralized Traffic Operations Center in Providence. Although TrafficVision was its first traffic product, NTS has de-emphasized TrafficVision marketing, in favor of CrossingGuard and Rail CrossingGuard, which in the opinion of management are serving more attractive markets. During 2001, NTS realized $183,000 in TrafficVision related revenues, of which $46,000 is included in the Company's consolidated financial results in 2001. As of December 31, 2001, NTS had approximately $595,000 in unearned TrafficVision contract backlog.

The following are the primary attributes of NTS products and services:

Accurate, real-time interpretation of traffic video images. NTS has applied Nestor's high-speed pattern-recognition technologies in real-time processing and video-image interpretation for traffic management, enforcement and safety. Prior industry attempts to provide video-based detection of traffic have not proven effective due to the difficulty of designing robust detection algorithms under a variety of illumination, visibility and traffic conditions, as well as the need to implement such algorithms on cost-effective computing platforms that provide real-time operation. Nestor's image-understanding technology is able to interpret video images accurately and respond in a real-time environment at affordable cost.

Vehicle trajectory analysis for real-time forecasting. As each frame in a video sequence is interpreted, the individual objects in the scene are identified and located. This information, passed from frame to frame, enables accurate tracing of vehicles' trajectories. Unlike competitive vision systems, which note changing images in a fixed and static area of the image (so-called virtual loops), NTS's proprietary vehicle-centric technology can use the trajectories to accurately predict vehicle positions. In the CrossingGuard application, when a vehicle is about to run a red light, a signal can then be sent to the traffic controller to extend the all-red phase of the traffic signal so that cross traffic vehicles can be briefly delayed before they proceed into the intersection. Thus, intersections equipped with CrossingGuard have the potential to become smarter and safer.

Compatibility with industry standard platforms. NTS traffic monitoring solutions are built upon dominant industry-standard platforms: namely, Microsoft Windows operating systems, tools and communication components and general "WinTel" hardware specifications. This facilitates integration into a customer's existing computing environment, leverages PC economics to offer a compelling price/performance advantage and lowers product engineering development costs. Additionally, the traffic monitoring systems are designed to support the emerging NTCIP communications standards being mandated in the traffic industry. Further, roadside detector stations will be compatible with existing and new traffic controller hardware, such as the CALTRANS 2070 controller standard.

Nestor has granted an exclusive license to NTS for application of its technology in the field of traffic management applications. Under the license, NTS owes Nestor a royalty equal to 10% of gross profit (gross revenues less third-party costs of sales) realized from products using the technology covered by the license. The license requires minimum annual royalties to retain exclusive rights of $125,000 in 2001, increasing to $1.0 million per year beginning in 2005. These fees are eliminated during consolidation.

Description of other products and services:

In 2001, Nestor ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and CRM. Through license agreements entered into with ACI on February 1, 2001, and with ReD on May 18, 2001, co-exclusive development, sales and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. In addition, all expenses associated with development, support and selling these products were transferred to these parties.

Nestor's PRISM(R) fraud detection solutions help financial institutions detect and prevent fraudulent payments, manage merchant risks and identify illicit account usage (money laundering). The fraud detection products are used by many of the world's largest financial institutions and represented approximately 87% of Nestor's 2001 revenues.

Nestor's eCLIPSE(R) CRM application is a comprehensive enterprise-wide customer marketing solution. The product allows businesses to use customer information from all channels (web, call center, direct mail) to develop personalized marketing campaigns. Products in the CRM group represented less than 5% of Nestor's 2001 revenues.

Nestor's ICR applications increase productivity in document image-processing applications. Royalties from the ICR business represented less than 5% of Nestor's 2001 revenues.

Nestor's technology is licensed to IBM on a non-exclusive basis for incorporation into hardware products known as the ZISC family of computer chips. Royalties from the IBM business represented less than 5% of Nestor's 2001 revenues.

SALES, MARKETING AND METHODS OF DISTRIBUTION

The Company distributes and markets its intelligent traffic-management solution ("ITS") software and services in North America through a direct sales organization. The Company distributes its other software solutions in North America and throughout the world through third- party licensing and distribution agreements.

The Company's product lines are targeted toward federal, state and local government agencies (e.g., Municipalities and Departments of Transportation for the CrossingGuard and TrafficVision products), or large commercial users (e.g., banks and card processors for the PRISM and eCLIPSE products). The products require technical assistance through the sales and installation processes. Accordingly, the Company (for traffic products) and its third-party distributors (for risk assessment and CRM products) maintain in-house staff of engineers to support the sales, installation, and customer- service functions.

The Traffic Management products are being marketed directly by NTS to municipal governments, governmental traffic management departments or their chosen integrators. The Company's Intelligent Character Recognition products are marketed by NCS. The Company's PRISM and eCLIPSE products are licensed through two distributors, Applied Communications, Inc. and Retail Decision, primarily to financial institutions. The Company obtains product inquiries from product mailings, attendance at trade shows, trade press coverage and its Internet site.

On February 1, 2001, Nestor entered into a new non-exclusive license agreement with Applied Communications, Inc. Pursuant to the new license agreement, ACI has been granted the right to integrate and distribute all of Nestor's PRISM and fraud detection products throughout ACI's worldwide sales and support network. ACI has paid $1.1 million to Nestor in 2001, and is required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments will be required. This agreement replaces the license agreement signed with ACI on April 18, 1997. Additionally, ACI hired twelve of Nestor's engineering, modeling, and customer support employees and assumed responsibility for product enhancements, installation, modeling and support for ACI licensees.

On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. in which Nestor granted to ReD: (i) an exclusive (other than ACI), perpetual, fully-paid, world-wide license to exploit the current versions and any improvements and modifications (existing on May 18, 2001) of those products marketed by Nestor known as eCLIPSE CRM, PRISM, PRISM Credit, PRISM Debit, PRISM Merchant, PRISM Money Laundering, PRISM Analysis Review Systems, PRISM Modelers Workbench, and PRISM Private Label solely for use in the exclusive field of use, as defined herein; and (ii) a non-exclusive, perpetual, fully-paid, world-wide license to exploit the Nestor Technology solely for use in the non-exclusive field of use, as defined herein. The exclusive field of use means a use in connection with fraud detection or risk management, but in each case only in connection with electronic payments, financial transaction systems, card systems, retail, banking, financial services, telecommunications, wireless communications, insurance, e-commerce, mobile commerce, television commerce and the card-not-present applications or businesses, and any successor to any of the foregoing. The non-exclusive field of use means a use in connection with customer relationship management, but only in connection with electronic payments, financial transaction systems, card systems, retail, banking, financial services, telecommunications, wireless communications, insurance, e-commerce, mobile commerce, television commerce and the card-not-present applications or businesses, and any successor to any of the foregoing.

Additionally, Nestor transferred to ReD certain assets that were supportive of the technology licensed thereunder. The assets transferred to ReD by Nestor include all of the right, title and interest of Nestor in certain equipment, license agreements and trademark rights, including "PRISM." To support its newly acquired license, ReD has hired 13 of Nestor's employees, including Sushmito Ghosh, formerly the President of the Nestor Commerce Division.

ReD has paid $1,800,000 to Nestor under the License Agreement, and Nestor has agreed, for certain services, to pay ReD $968,000, of which $500,000 was due on June 30, 2001, $250,000 was due on or before September 30, 2001, and $218,000 was due on or before December 31, 2001. All amounts have been paid to ReD. No ongoing revenues are expected to be realized from ReD.

During 2001, ACI and ReD accounted for 52%, and 24% of the Company's revenues, respectively. During 2000, ACI accounted for 65% of the Company's revenues. During 1999, ACI and CSK accounted for 61%, and 14% of the Company's revenues, respectively. The loss of ACI as a distributor for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.


PATTERN-RECOGNITION TECHNOLOGY

The Company's technology deals with the problem of pattern recognition within complex data. When presented with complex high-volume data, it can be valuable to identify target patterns of information often hidden in that data, whether patterns of fraudulent credit card use, customer buying behavior, handwritten characters, objects in a video stream, vehicles in a traffic flow, or others. Several methods currently exist to address the problem of processing information in order to recognize a pattern in the information. Included among these are "expert systems" of rules, statistical analysis, and neural networks. The Company's products may combine all of these methods to optimize pattern recognition capabilities.

Neural-networks simulate a virtual network of interconnected units, processing data in parallel, and communicating with each other at high speeds. A trained neural-network receives input and then outputs a response - either "unrecognized", "recognized", or "not sure". Exceeding the capability of if-then-else conditional rules, the power of the neural-networks is in their ability to accurately recognize patterns in multi-dimensional non-linear input, such as attempting to recognize characters from a scanned handwritten sample, which is ill-defined, affected by "noise", or blatantly unusual (i.e. overly large or small, or containing skewed characters). The Company, as the result of extensive research, has created a proprietary neural-network technology referred to as the Restricted Coulomb Energy Model(TM) (RCE), which has been granted five patents.

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

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents and patents pending relating to improvements to the Company's basic technology (see "Patents"). The Company has additional patent applications pending as of December 31, 2001, primarily in the area of traffic management, enforcement and safety.

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

The Company expended $1,641,000, $1,247,000, and $921,000 in the years ended December 31, 2001, 2000, and 1999, respectively, in support of the various aspects of Company-sponsored research and development. Prior to September 12, 2001, NTS expended $2,062,000, $715,000, and $906,000 during 2001, 2000, and
1999, respectively, in support of the various aspects of NTS-sponsored research and development, which were not included in the December 31, 2001, consolidated financial statements of the Company.

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

The Company owns eight United States patents and three foreign patents issued in four countries and Europe. The foreign patents correspond to one or more of the United States patents. The United States patents expire at various times from 2005 to 2019.

In October 2000, NTS received a letter from the attorneys for Mark White asserting that NTS may be infringing on his U.S. patent No. 6,100,819 for the "Vehicular Traffic Signalization Method and Apparatus for Automatically Documenting Traffic Light Violations and Protecting Non-Violating Drivers," which was issued to Mark White on August 8, 2000 (the "White Patent"). NTS has received an opinion from its patent counsel that the NTS CrossingGuard system does not violate any valid claims of the White Patent. Since 2000, the Company has received no further communication from Mr. White or his attorneys.

COMPETITION

NTS  experiences  intense  competition  in the  traffic  industry.  Some  of its competitors have better funding and more resources. NTS's competitors use red-light camera systems that depend on inefficient technology such as buried loops, still cameras, 35mm wet film, and/or digital still cameras. Installation of these systems requires cutting pavement at the intersection to bury the loops, which is both costly and time consuming. The use of wet film requires a burdensome level of human intervention in that: (i) someone must perform onsite retrieval and replacement of the film, usually daily; (ii) the film must be developed and the negative must be scanned into a computer; and (iii) someone must attempt to confirm from just two photos that a violation occurred. Management believes that NTS products are superior to these competitive offerings in technology, features and price-performance. NTS's CrossingGuard system is the first and only intersection safety and enforcement system that can issue traffic violation citations based upon digital video information transmitted directly from the intersection to the police station using a video sensor without loops.

NTS's largest competitor in the intersection market is Affiliated Computer Services, Inc. (ACS), which has the greatest number of red-light camera systems installed. Among others are EDS, Laser Craft, Peek Traffic, Perceptics, Poltech, Redflex, Traffipax, and Transcore. Although these companies use buried loops, still or digital cameras and/or wet film systems, some may pose a threat due to their size, market share, legacy customer relationships, additional products offered, and/or citation-processing experience.

NTS's TrafficVision product faces competition primarily from traffic-management-systems companies such as ISS, Econolite, Traficon, Iteris, Peek Traffic, Odetics, Computer Recognition Systems, Siemens and Rockwell
International. Management believes that the platforms on which these products operate do not provide the image processing capabilities possessed by TrafficVision, CrossingGuard and Rail CrossingGuard.

Most of the Company's competitors in the ITS market have significantly greater financial, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, promotion and sale of their products than the Company. Competitive pressures faced by the Company may materially adversely affect its business, financial condition and results of operations.

In the field of fraud-detection and risk-assessment systems, the Company's distributors encounter competition from a number of sources, including (a) other software companies, (b) companies' internal MIS departments, (c) network and service providers, and (d) neural-network tool suppliers. In the fraud-detection market, the Company has experienced competition from Fair, Isaac & Co., HNC Software, Inc., IBM, MasterCard Corporation, NeuralTech Inc., Neuralware, Inc., Visa International and others. The Company's fraud detection product also competes against other methods of preventing credit-card fraud, such as card-activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. The introduction of these and other new technologies will result in increased competition for the Company and its products.

CONTRACTS WITH GOVERNMENTAL ENTITIES

NTS's CrossingGuard agreements are generally service contracts with states or municipalities that in most circumstances may be cancelled by the customer for various reasons including non-appropriation of annual program funding. As these contracts are generally self-funded from ticket fees collected from red-light violators and some contracts contain termination fee provisions, NTS does not expect this to be a significant risk in the future. NTS's Rail CrossingGuard and TrafficVision contracts are generally fixed-fee deliverable contracts and termination rights are generally limited to non-performance conditions. NTS retains all patent and other proprietary rights from products developed and delivered under government-supported contracts.


EMPLOYEES

As of December 31, 2001, the Company had sixty-four full-time employees, including forty in software engineering and product development, ten in sales and marketing and fourteen in management, finance and support. One of the Company's current directors (and a founder of the Company) received the Nobel Prize in Physics in 1972. All of these employees are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good. The Company's success depends to a significant degree upon the continued employment of the Company's key personnel.
Accordingly, the loss of any key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations. No employee currently has an employment contract in place with the Company. The Company believes its future success will depend upon its ability to attract and retain industry-skilled managerial, engineering, software development and sales personnel, for whom the competition is intense. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified engineering and sales people. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such qualified personnel, and the failure to attract, assimilate and retain key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations.

LICENSING, JOINT VENTURE AND DEVELOPMENT AGREEMENTS

The Company seeks to enter into license agreements and research and development contracts in order to obtain greater market penetration and additional funding of the development of its technology in specific fields of use.

Applied Communications, Inc. (ACI) On February 1, 2001, the Company entered into a new non-exclusive license agreement with Applied Communications, Inc., a subsidiary of Transaction Systems Architects, Inc. Pursuant to the license agreement, ACI has been granted the right to integrate and distribute all of the Company's PRISM and fraud detection products throughout ACI's worldwide sales and support network. ACI paid $1.1 million to the Company in four equal installments over the four months following February 1, 2001, and was required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments will be required. This agreement replaces the license agreement signed with ACI on April 18, 1997. Additionally, ACI hired twelve of the Company's engineering, modeling, and customer support employees and assumes responsibility for product enhancements, installation, modeling, and support for ACI licensees.

In April 1998, ACI's parent company, Transaction Systems Architects, Inc. (TSAI) entered into a Stock Purchase Agreement with the Company. TSAI purchased 2.5 million shares of common stock for $5,000,000 and obtained a warrant to purchase an additional 2,500,000 common shares for $7,500,000. The warrant expired on March 1, 2002. Additionally, TSAI provided a $1,000,000 Line of Credit at the prime interest rate plus 1%, which matured and was repaid on March 1, 2001. As of December 31, 2000, the Company had advances against the line totaling $425,000. This line of credit was repaid and closed in May 2001.

Retail Decisions, Inc. On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. ("ReD") in which Nestor granted to ReD: (i) an exclusive (other than ACI), perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and (ii) a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries. Additionally, Nestor transferred to ReD certain assets that were supportive of the technology licensed thereunder. The assets transferred to ReD by Nestor include all of the right, title and interest of Nestor in certain equipment, license agreements (excluding ACI) and trademark rights. To support its newly acquired license, ReD hired 13 of Nestor's employees. ReD paid $1,800,000 to Nestor under the license agreement, and Nestor agreed, for certain marketing and transition services, to pay to ReD:
(i) $500,000 which was paid on July 2, 2001; (ii) $250,000 which was paid on October 1, 2001; and (iii) $218,000 which was paid on December 31, 2001. The Company recorded $832,000 as net license revenue in the second quarter in connection with this agreement. No ongoing revenues are expected to be realized from ReD.

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

ITEM 2.           Properties.
                  -----------

The Company leases offices and research and development facilities, consisting of approximately 13,000 square feet, located at One Richmond Square, Providence, Rhode Island 02906, for which the annual base rental is $200,000. In 2001, NTS entered into a five-year lease for new offices providing 9,600 square feet for approximately $10,800 per month located at 400 Massasoit Avenue, East Providence, Rhode Island 02914. In April 2001, NTS entered into a forty-six month sublease for its California operations at 10145 Pacific Heights Boulevard, Suite 510, San Diego, CA 92121 providing for approximately 5,700 square feet for $12,050 per month. NTS also maintains a local field office 6528 Greenleaf Avenue, Suite 104, Whittier, CA 90601 on a month-to-month basis, and pays approximately $450 per month. The Company believes these facilities will exceed its needs in the foreseeable future, and is looking at options to reduce its current lease requirements.

ITEM 3.           Legal Proceedings.
                  ------------------

On October 6, 1998, HNC Software Corp. ("HNC"), a significant competitor of the Company's in the field of financial services, obtained a patent entitled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of the Company's patents (infringement claims withdrawn January 10, 2000). The suit sought various damages, including lost profits and treble damages. On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against Applied Communications, Inc. (ACI) and its parent TSAI alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. In April 2000, HNC, ACI and its parent agreed to dismiss the California lawsuit. During 2000, ACI requested that the Company provide indemnification for approximately $870,000 of its legal counsel costs pursuant to the PRISM License Agreement then in effect between ACI and the Company. The Company is disputing the indemnification claim and does not believe it is obligated to reimburse these costs.

On January 16, 2001, HNC and the Company agreed to settle the case. The Company agreed to drop their claims in return for HNC agreeing not to enforce, or threaten to enforce, its patent against the Company or its customers.

ITEM 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

An annual meeting of securityholders was held on September 12, 2001 at which the merger of the Company and NTS was approved whereby NTS became a wholly-owned subsidiary of the Company, directors were elected, the certificate of incorporation of the Company was amended and incentive stock option plans of the Company were amended and restated, all of which is described and set forth in the Registration Statement on Form S-4 #333-63560 of the Company which is hereby incorporated by reference.

                                                                        PART II

ITEM 5.           Market for Registrant's Common Stock and
                  Related Security Holder Matters.
                  ----------------------------------------

The Company's common stock was first offered to the public in December 1983 and is traded on the Nasdaq OTC Bulletin Board under the symbol "NEST."

                                     Low Bid       High Ask
                                     -------       --------

Year Ended December 31, 2001
----------------------------
         1st  Quarter                 $ .44          $ .97
         2nd  Quarter                 $ .75          $1.80
         3rd  Quarter                 $1.00          $1.59
         4th  Quarter                 $ .77          $1.20

Year Ended December 31, 2000
----------------------------
         1st  Quarter                 $ .69          $5.75
         2nd  Quarter                 $1.50          $4.25
         3rd  Quarter                 $1.88          $2.31
         4th  Quarter                 $ .27          $2.00


As at February 28, 2002, the number of holders of record of the issued and outstanding common stock of the Company was 412, which includes brokers who hold shares for approximately 1,782 beneficial holders.

The Company has not paid any cash dividends with respect to its Common Stock since formation.

ITEM 6.           Selected Financial Data.
                  ------------------------

The following data includes the accounts of Nestor, Inc. for all periods presented and NTS for the period September 13, 2001 through December 31, 2001 and the years 1998 and 1997. (From January 1, 1999 through September 12, 2001, the Company's investment in NTS was recorded on the equity method.) The data reflects the activity of Interactive in 1998 and 1997.


                                                 Years Ended December 31,
                      ------------------------------------------------------------------------------------
                                    2001            2000            1999            1998           1997
                                    ----            ----            ----            ----           ----
Revenue                        $  3,520,925    $  3,652,422    $  5,114,779    $  2,241,376    $ 5,681,076
Operating income (loss)        $ (1,297,145)   $ (1,548,777)   $    742,451    $ (5,236,975)   $  (295,985)
Other income (expense)         $   (186,809)   $   (106,675)   $    (97,386)   $    (26,178)   $    31,321
Net loss                       $ (1,565,054)   $ (2,994,574)   $   (836,824)   $ (5,263,153)   $  (294,664)
Earnings per share
  Weighted number of
  outstanding shares -
  basic and diluted              28,818,768      17,901,602       17,844,327      15,249,932     9,243,508
  Loss per share               $      (0.05)   $      (0.17)   $      (0.05)   $      (0.36)   $     (0.08)
SELECTED BALANCE SHEET DATA:
Total assets                   $ 22,035,420    $  4,922,703    $  6,773,905    $  3,250,089    $ 2,613,031
Working capital                $  1,822,074    $   (199,775)   $  1,211,257    $    535,806    $   146,081
Long-term
  Redeemable Preferred Stock   $        ---    $        ---    $        ---    $        ---    $ 5,792,787
  Capital lease obligations    $  2,409,202    $        ---    $        ---    $        ---        $10,220
  Deferred income              $    421,399    $  2,036,896    $  1,965,532    $    440,400    $       ---


ITEM 7.           Management's Discussion and Analysis
                  ------------------------------------

PROSPECTIVE STATEMENTS

The Company experienced significant operating changes during the first nine-months ended September 30, 2001. The Company changed its operating focus from financial services products and services, primarily risk management software, to intelligent traffic management products and services, primarily red-light enforcement services and products. The Company entered into two separate source-code licensing agreements for its PRISM product line appointing Applied Communications, Inc. and Retail Decisions, Inc. as co-exclusive resellers in industries of transaction processing. Additionally, essentially all engineering, development, sales and marketing employees associated with the financial solutions division were hired by these resellers. Future revenues from our financial solutions products will come from a 15% royalty rate realized on ACI generated PRISM revenues; and no direct license revenues, engineering and modeling revenues, or operating expenses will be realized from this business (see Notes 4 and 5 to the financial statements). Subsequent to the completion of the merger with Nestor Traffic Systems, Inc. on September 12, 2001, the Company's primary operation is in the field of intelligent traffic management systems. See Note 2 to the financial statements. The financial statements and management's discussion and analysis only include NTS results for the three and one-half month period from September 13, 2001 to December 31, 2001.

The following discussion contains prospective statements regarding the Company, its business outlook and results of operations, all of which are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's limited liquidity, the Company's ability to successfully develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nestor's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the Consolidated Financial Statements). The Company believes that of its significant accounting policies (see Note 1 to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity.

Revenue Recognition

Engineering service revenues ranging from installation, training, consulting and modeling, software modification and customization: Arrangements that include customization or modification of software, or where software services are deemed essential, revenue is recognized using contract accounting. This methodology involves a percentage-of-completion approach, based on progress-to-completion measures on estimated total costs. If the Company does not accurately estimate these total costs, or the projects are not properly managed to planned periods and expectations, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Lease and service fees for the Company's CrossingGuard project: Revenues are expected to be generated from fees received from associated services. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected.

Long Term Asset Impairment

In assessing the recoverability of the Company's long term assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record impairment charges that were not previously recorded. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company will be required to analyze its goodwill for impairment as of 2002, and then on a periodic basis thereafter.


LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company had cash and short-term investments of approximately $3,239,000 at December 31, 2001 as compared with approximately $150,000 at December 31, 2000. At December 31, 2001, the Company had working capital of $1,822,000, as compared with working capital deficit of $200,000 at December 31, 2000. The increase in working capital in 2001 reflects primarily; (i) the new $8,000,000 in equity raised, (ii) negative working capital of $4,000,000 assumed upon acquisition of all unowned shares of Nestor Traffic Systems, Inc., (iii) working capital generated by Nestor, Inc. operations in the current year of approximately $1,200,000, and (iv) offset by the consolidated working capital used by the operating loss of NTS reported during the period September 13, through December 31, 2001 of $2,779,000.

The Company had a net worth of $16,392,000 at December 31, 2001, as compared with a net worth of $168,000 at December 31, 2000. The increase in net worth resulted primarily from; (i) $8,000,000 in new equity raised, (ii) $9,523,000 in connection with the issuance of stock and warrants related to the NTS merger, and (iii) offset by the consolidated net operating loss realized by the Company of $1,565,000 in 2001.

Additional capital will be required to enable the Company to carry out product delivery efforts under current contracts, to underwrite the delivery costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, and for other operating uses. If the Company does not realize additional equity and/or debt capital and revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

The Company has retained investment advisors and is actively pursuing the raising of additional capital. The possible success of these efforts, and the effect of any new capital on the current structure of the Company, cannot be determined as of the date of this filing.

Future Commitments

During 2001, Nestor acquired additional property and equipment (primarily computers and related equipment) at a cost of $43,000, while NTS acquired additional property and equipment (primarily East Providence leasehold improvements and computers) at a cost of $548,000 and invested $2,039,000 in equipment leased to customers. At December 31, 2001, Nestor recorded its investments in computers and related equipment (net of depreciation) at $653,000, and in leased equipment (net of depreciation) at $2,080,000.
Management  expects  that NTS will make future  commitments  for the purchase of additional computers and related computing equipment, for furniture and fixtures, for development of hardware, for consulting and for promotional and marketing expenses.

On March 30, 2001, NTS and EDS entered into a ten-year agreement whereby EDS will provide back-office citation processing support services on behalf of NTS and its customers for CrossingGuard installations. EDS services include citation printing, mailing, telephone inquiry, reporting, interface to court, and NTS systems, and collection tracking and reporting. If requested, EDS would team solely with NTS on proposal opportunities or NTS would have the option of terminating the agreement if EDS declines to team with NTS on two consecutive requests. NTS has agreed to pay EDS a monthly minimum fee (subject to credit for actual ticket fees) starting August 2001. In certain cases, termination by NTS may require a termination fee of $100,000 in years one and two and such fee decreases $25,000 per year through year five.

On June 28, 2001, NTS entered into a Master Lease Purchase Agreement with EDS. The agreement provides up to $6.1 million in system lease financing to support current and future installations of the NTS CrossingGuard product to municipalities under leasing terms. NTS may draw $53,053 per approach contracted to fund system equipment, design, and installation costs. NTS received $2,652,650 in advances during 2001. Advances are collateralized by equipment delivered under leased CrossingGuard systems and are being repaid over 66 months from the respective tranche advance date.

The Company does not generally grant payment terms to customers in excess of 90 days.

The Company's future contractual obligations and other commitments are as follows:

                                                   Payment Due Date
       Contractural         --------------------------------------------------------------
        Obligations            Total     < 1 Year     2-3 Years    4-5 Years   Thereafter
        -----------            -----     --------     ---------    ---------   ----------

Capital lease obligations    $4,248,053   $766,990   $1,636,800   $1,636,800   $207,463
  including interest

Operating leases             $1,488,000   $561,000   $  717,000   $  170,000   $ 40,000

     Other Commitments
     -----------------

EDS service arrangement      $  420,000   $420,000   $      ---   $      ---   $    ---



Amounts due on capital lease obligations in the preceding table will likely increase as the number of intersection approaches are contracted and financed.

Amounts due under operating leases may also increase should the Company enter additional arrangements deemed necessary to support development of the NTS business plan.

Amounts due under the EDS service arrangement are required citation processing fee minimums. Should the number of citations processed by EDS increase, as the number of intersections approaches increase, amounts due under this arrangement will likely increase as well.

Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.

RESULTS OF OPERATIONS

During the year-ended December 31, 2001, the Company reorganized by eliminating direct investment in its Risk Management products and transferring all contracts to a pure royalty basis while reacquiring all unowned shares of Nestor Traffic Systems, Inc. on September 12, 2001 and reporting the operating results of this subsidiary after that date. Accordingly, comparisons of operating activity between fiscal 2001 and 2000 are of operations that have changed materially. Looking forward, the consolidated operating results reported during the fourth quarter of 2001 will more clearly reflect the operating costs associated with the company in early 2002. Revenues will come primarily from ITS products and services, and growth should be tied to growth in the number of CrossingGuard approaches installed and operational. Nestor, Inc. is expecting to realize royalties from non-ITS product licenses (primarily from ACI) of $600,000 per year, subject to ACI's experience with licensing the Risk Management products in the future.

ANALYSIS OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

In the quarter ended December 31, 2001, the Company realized a 33% decrease in revenues compared to the prior calendar quarter. Expenses increased 220% in 2001 resulting in an operating loss of $2,250,000 when compared to an operating loss of $25,000 in the prior year fourth quarter. Payroll and consulting expenses associated with the NTS product line development and deployment efforts in the fourth quarter of 2001 were much greater than payroll costs to support the risk management products in the comparable quarter in 2000. In part, this is due to traffic products being delivered and supported on a direct basis, whereby risk management products included engineering support provided by our resellers. Additionally, general and administrative costs increased due to the inclusion of NTS costs effective September 12, 2001 upon the completion of the merger. NTS expenses were not consolidated prior to that date.

Revenues
--------

The Company's revenues arise from licensing of the Company's products and technology and from contract services and are discussed separately below. During the quarter ended December 31, 2001, revenues decreased $286,000 to $567,000 from $853,000 in the prior calendar quarter. Fiscal 2000 revenues included direct and royalty revenues realized from the risk management product line. Fiscal 2001 revenues included $227,000 in royalties from risk management products and $340,000 from traffic management products and services.

Software Licensing

Product-licensing revenues totaled $227,000 in the fourth quarter of 2001, as compared with $760,000 in 2000. The decrease in these revenues reflects a decrease in initial license fees realized from new PRISM products of $468,000 as four new PRISM licenses were realized in the fourth quarter of 2000 as compared to none in 2001.

Engineering Services

Engineering revenues totaled $340,000 in the fourth quarter of 2001, as compared with $93,000 in 2000. The 2001 revenues relate entirely to the delivery of NTS product and services, primarily under Rail CrossingGuard contracts. Prior year engineering revenues related to PRISM customization and modeling services no longer performed directly by the Company.

Operating Expenses
------------------

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $2,817,000 in the quarter ended December 31, 2001, an increase of $1,939,000 over total operating costs of $878,000 in the prior quarter.

Engineering Services

Costs related to engineering services totaled $906,000 in the fourth quarter of 2001, as compared with $188,000 in 2000. The increase in these costs reflects the payroll and consulting expenses incurred by NTS for product delivery efforts in 2001 as compared to engineering payrolls needed to support PRISM deliverables, primarily delivered through third-party resellers requiring limited engineering support from the Company.

Research and Development

Research and development expenses totaled $1,047,000 in the quarter ended December 31, 2001 as compared with $248,000 in the previous year's quarter. The increase in such costs is consistent with the increase in engineering services expenses.

Selling and Marketing

Selling and marketing costs increased $109,000 to $334,000 in the quarter ended December 31, 2001, from $225,000 in the previous year's quarter. The increase in selling costs in the quarter reflects, primarily, an increase in staffing for the deployment of NTS products, including a west coast and east coast presence over sale and marketing efforts required for the PRISM product which was primarily marketed through a distributor.

General and Administrative

General and administrative expenses totaled $529,000 in the fourth quarter of 2001, as compared with $217,000 in the previous year's quarter. General and administrative costs for the quarter ended December 2001 reflect the combination of Nestor and NTS administrative expenses into a combined organization.

Other Expense
-------------

For 2001, net other expense was $115,000, as compared with net other expense of $31,000 in the quarter-earlier period. In 2001, other expense was comprised primarily of loss on asset disposals of $62,000 and warrant amortization expense of $26,000. In 2000, other expense was comprised primarily of $26,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life.

Investment in Product Development and Marketing
-----------------------------------------------

The Company has not capitalized any expenses relating to the development or marketing of its products during the current quarter.

Net Income
----------

During the fourth quarter in 2001, the Company experienced a loss of $2,365,000, as compared with a loss of $379,000 in the previous year's quarter. For the quarter ended December 31, 2001, loss per share available for common stock was $0.05 per share, as compared with a loss per share of $0.02 in the corresponding period of the prior fiscal quarter. For the quarter ended December 31, 2001, there was outstanding a weighted average of 50,476,112 shares, as compared to 17,920,116 shares in the fourth quarter of 2000.

ANALYSIS OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

In the year ended December 31, 2001, the Company realized a 4% decrease in revenues compared to the prior calendar year. Expenses decreased 19% in 2001 resulting in an operating loss of $1,565,000 when compared to an operating loss of $2,995,000 in the prior year.

Revenues
--------

The Company's revenues arise from licensing of the Company's products and technology and from contract services and are discussed separately below. During the year ended December 31, 2001, revenues decreased $131,000 to $3,521,000 from $3,652,000 in the prior calendar year. The company granted source-code distribution rights to two companies in 2001 for up-front source-code license fees and, from ACI, ongoing royalties of equal to 15% of future revenues realized from the licensed software. Beginning in the fourth quarter of 2001, the Company's revenues will be generated primarily from sales, support, and services provided regarding its intelligent traffic management product line. Ongoing revenues from the risk management product line will come from the ACI distributor agreement and are currently averaging around $50,000 per month.

Software Licensing

Product-licensing revenues totaled $2,997,000 in 2001, as compared with $2,537,000 in 2000. The Company realized net ReD license revenues of $832,000 in the second quarter of 2001 (See Note 17 of the financial statements), and $1,104,000 from the ACI license in the first quarter of 2001 (See Note 16 of the financial statements).

Engineering Services

Engineering revenues totaled $524,000 in 2001, as compared with $1,115,000 in 2000. The decrease in engineering revenues is primarily the result of the transfer of engineering and modeling services related to PRISM licenses to either ACI in February 2001 or ReD in May 2001. Fourth quarter engineering services revenues in 2001 of $340,000 relate primarily to traffic system revenues generated after the merger was completed on September 12, 2001.

Operating Expenses
------------------

Total operating expenses - consisting of engineering, research and development, selling and marketing, and general and administrative expenses - amounted to $4,818,000 in the year ended December 31, 2001, a decrease of $383,000 over total operating costs of $5,201,000 in the prior year.

Engineering Services

Costs related to engineering services totaled $1,146,000 in 2001, as compared with $967,000 in 2000. The increase in these costs reflects the addition of NTS engineering expenses effective on the merger completed September 12, 2001.

Research and Development

Research and development expenses totaled $1,641,000 in the year ended December 31, 2001 as compared with $1,247,000 in the prior year. The increase in such costs reflects the net of increased investment in the NTS products included in the consolidated expenses after the merger completed on September 12, 2001.

Selling and Marketing

Selling and marketing costs decreased $703,000 to $791,000 in the year ended December 31, 2001, from $1,494,000 in the prior year. The decrease in selling costs in the year reflects, primarily, the transfer of sales and marketing activity for the PRISM product to ACI and ReD during early 2001.

General and Administrative

General and administrative expenses totaled $1,240,000 in 2001, as compared with $1,493,000 in the previous year. The decrease reflects a decrease in legal expenses related to the Nestor versus HNC Software lawsuit settled in January 2001 and the contribution to overhead and facility cost by ReD and ACI under sublicense agreements during 2001, offset in part by the inclusion of NTS expenses after the merger on September 12, 2001.

Other Expense
-------------

For 2001, net other expense was $187,000, as compared with net other expense of $107,000 in the year-earlier period. In 2001, other expense included loss on asset disposals of $62,000, and both years included $106,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life.


Loss from Investment in Affiliate
---------------------------------

During 2000, the Company's affiliate NTS sold additional common stock interests reducing the Company's equity interest in the affiliate to 34.6%. The Company's interests in NTS are accounted for under the equity method of accounting in 2000 and 1999. As a result of the Company's equity interest in NTS, the Company reported a loss from investment in affiliate of $1,339,000 in 2000, representing 34.6% of NTS's actual net loss in 2000 of $3,513,000. The pre-merger loss from investment in affiliate recorded in 2001 of $81,100 reflected Nestor's portion of NTS losses realized under the equity method of accounting prior to the merger, and limited by Nestor's net investment in the subsidiary as of December 31, 2000.

Investment in Product Development and Marketing
-----------------------------------------------

The Company has not capitalized any expenses relating to the development or marketing of its products during 2001 or 2000.

Net Income
----------

During 2001, the Company experienced a loss of $1,565,000, as compared with a loss of $2,995,000 in the prior year. For the year ended December 31, 2001, loss per share was $0.05 per share, as compared with a loss per share of $0.17 in the corresponding period of the prior fiscal year. For the year ended December 31, 2001, there was outstanding a weighted average of 28,818,768 shares, as compared to 17,844,327 shares in the year-earlier period.

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

Operating Expenses
------------------

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

General and Administrative

General and administrative expenses totaled $1,493,000 in 2000, as compared with $1,210,000 in the previous year. General and administrative costs for the year ended December 2000 reflect increased legal expenses related to the lawsuit initiated against HNC Software in November 1998, settled in January 2001.

Other Expense
-------------

For 2000, net other expense was $107,000, as compared with net other expense of $97,000 in the year-earlier period. In 2000, other expense was comprised primarily of $106,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life.

Loss from Investment in Affiliate
---------------------------------

During 2000, the Company's affiliate NTS sold additional common stock interests reducing the Company's equity interest in the affiliate to 34.6%. The Company's interests in NTS are accounted for under the equity method of accounting in 2000 and 1999. As a result of the Company's equity interest in NTS, the Company reported a loss from investment in affiliate of $1,339,000 in 2000, representing 34.6% of NTS's actual net loss in 2000 of $3,513,000, and the Company reported $1,482,000 in 1999, representing 49% of NTS's actual net loss in 1999 of $2,453,000 reflecting varying ownership percentages during 1999. NTS was a development stage company, incurring costs of raising capital, research and development, establishing supplies and production processes, and sales and marketing. During 1998, NTS was included in the consolidated financial results of the Company and reported a net loss of $1,934,000.

Investment in Product Development and Marketing
-----------------------------------------------

The Company has not capitalized any expenses relating to the development or marketing of its products.

Net Income
----------

During 2000, the Company experienced a loss of $2,995,000, as compared with a loss of $837,000 in the prior year. For the year ended December 31, 2000, loss per share available for common stock was $0.17 per share, as compared with a loss per share of $0.05 in the corresponding period of the prior fiscal year. For the year ended December 31, 2000, there was outstanding a weighted average of 17,901,602 shares, as compared to 17,844,327 shares in the year-earlier period.


ITEM 7(a)      Quantitative and Qualitative Disclosure about Market Risk.
               ----------------------------------------------------------

               The Company has long term lease obligations, however the interest rate is fixed. Therefore, management assesses their exposure to these risks as immaterial.


ITEM 8.        Financial Statements and Supplementary Data

               See annexed financial statements.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               -----------------------------------------------------------

               Not Applicable.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NESTOR, INC.
                                   (Registrant)

                                   /s/ David Fox
                                   --------------------------------------------
                                   David Fox, President and CEO

Date:  March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                             Title                       Date
    ----------                             -----                       ----

/s/ Alan M. Wiener
---------------------------------
Alan M. Wiener                      Chairman of the Board         March 29, 2002


/s/ Robert M. Carroll
---------------------------------
Robert Carroll                      Director                      March 29, 2002


/s/ Leon N Cooper
---------------------------------   Founding Co-Chairman
Leon N Cooper                        and Director                 March 29, 2002


/s/ Charles Elbaum
---------------------------------   Founding Co-Chairman
Charles Elbaum                       and Director                 March 29, 2002


/s/ J. Steve Emerson
---------------------------------
J. Steve Emerson                    Director                      March 29, 2002


/s/ David Fox                       President
---------------------------------    Chief Executive Officer
David Fox                            and Director                 March 29, 2002


/s/ David A. Polak
---------------------------------
David A. Polak                      Director                      March 29, 2002


/s/ Bruce W. Schnitzer
---------------------------------
Bruce W. Schnitzer                  Director                      March 29, 2002


/s/ Alvin J. Siteman
---------------------------------
Alvin J. Siteman                    Director                      March 29, 2002

ITEM 8.








                        CONSOLIDATED FINANCIAL STATEMENTS




                                    FORM 10-K




                                December 31, 2001

                                  NESTOR, INC.

                                    CONTENTS






                                                                  PAGE NO.
                                                                  --------



  Independent Auditor's Report                                      26

  Consolidated Balance Sheets -                                     27
   December 31, 2001 and 2000

  Consolidated Statements of Operations -                           28
    For the Years Ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Stockholders' Equity -                 29
    For the Years Ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows -                           30
    For the Years Ended December 31, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements                        31

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
   of Nestor, Inc.

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support operations and the Company has incurred significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ ERNST & YOUNG LLP



Providence, Rhode Island
February 26, 2002


                                                            NESTOR, INC.
                                                     Consolidated Balance Sheets
                                                     ---------------------------
                                                                                        DECEMBER 31,
                      ASSETS                                                      2001                2000
                                                                                  ----                ----
CURRENT ASSETS:
    Cash and cash equivalents                                                $   2,294,987      $     150,035
    Restricted cash                                                                943,926                ---
    Accounts receivable, net of allowance for doubtful accounts                    158,206            693,555
    Unbilled contract revenue                                                      595,023          1,260,884
    Due from affiliate                                                                 ---            322,952
    Inventory                                                                      375,098                ---
    Other current assets                                                           298,273             91,042
                                                                             -------------      -------------
      Total current assets                                                       4,665,513          2,518,468

NONCURRENT ASSETS:
    Long term unbilled contract revenue                                            421,399          2,036,896
    Investment in affiliate                                                            ---             81,100
    Capitalized system costs, net of accumulated depreciation                    2,079,938                ---
    Property and equipment at cost, net of accumulated depreciation                652,644            177,377
    Deferred development costs                                                         ---             32,000
    Goodwill                                                                    14,080,684                ---
    Patent development costs, net of accumulated amortization                      135,242             76,862
                                                                             -------------      -------------

TOTAL ASSETS                                                                 $  22,035,420      $   4,922,703
                                                                             =============      =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit                                                           $         ---      $     419,769
    Accounts payable                                                               601,361            253,696
    Accrued employee compensation                                                  478,444            265,779
    Accrued liabilities                                                            944,298            472,983
    Deferred income                                                                481,892          1,306,016
    Leases payable                                                                 306,327                ---
                                                                             -------------      -------------
      Total current liabilities                                                  2,812,322          2,718,243

NONCURRENT LIABILITIES:
    Long term deferred income                                                      421,399          2,036,896
    Long term leases payable                                                     2,409,202                ---
                                                                             -------------      -------------
      Total liabilities                                                          5,642,923          4,755,139
                                                                             -------------      -------------

    Commitments and contingencies                                                      ---                ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 235,000 shares at
      December 31, 2001 and 2000                                                   235,000            235,000
    Common stock, $.01 par value, authorized 100,000,000 shares;
      issued and outstanding: 50,241,112  shares at December 31, 2001
      and 17,688,449 shares at December 31, 2000                                   502,411            176,884
    Warrants                                                                     2,612,368            843,434
    Additional paid-in capital                                                  43,129,655         27,434,129
    Retained deficit                                                           (30,086,937)       (28,521,883)
                                                                             --------------     -------------
      Total stockholders' equity                                                16,392,497            167,564
                                                                             -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  22,035,420      $   4,922,703
                                                                             =============      =============

                                  SIGNIFICANT RELATED PARTY TRANSACTIONS ARE DESCRIBED IN NOTE 13.
                           THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.


                                            NESTOR, INC.
                                Consolidated Statements of Operations
                                -------------------------------------


                                                             YEARS ENDED DECEMBER 31,
                                                    2001                2000               1999
                                               ----------------------------------------------------

Revenue (Notes 13, 16 and 17):
     Software licensing                        $   2,996,550       $   2,537,511      $   3,872,016
     Engineering services                            524,374           1,114,911          1,242,763
                                               -------------       -------------      -------------

         Total revenue                             3,520,924           3,652,422          5,114,779
                                               -------------       -------------      -------------

Operating expenses:
     Engineering services                          1,145,864             966,681          1,023,046
     Research and development                      1,641,024           1,247,205            920,918
     Selling and marketing                           791,284           1,493,968          1,218,476
     General and administrative                    1,239,897           1,493,345          1,209,888
                                               -------------       -------------      -------------

         Total operating expenses                  4,818,069           5,201,199          4,372,328
                                               -------------       -------------      -------------


Income (loss) from operations                     (1,297,145)         (1,548,777)           742,451

Other expense - net                                 (186,809)           (106,675)           (97,386)
                                               --------------      --------------     --------------

Income (loss) before income taxes
  and investment loss                             (1,483,954)         (1,655,452)           645,065

Income taxes                                             ---                 ---                ---
Loss from investment in affiliate                    (81,100)         (1,339,122)        (1,481,889)
                                               --------------      --------------     --------------

Net loss                                       $  (1,565,054)      $  (2,994,574)     $    (836,824)
                                               ==============      ==============     ==============


Loss Per Share:

Loss per share, basic and diluted              $       (0.05)      $      (0.17)      $       (0.05)
                                               ==============      =============      ==============

Shares used in computing loss per share:
     Basic and diluted                            28,818,768          17,901,602         17,844,327
                                               =============       =============      =============


            THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.




                                                            Nestor, Inc.
                                           Consolidated Statement of Stockholders' Equity
                                           ----------------------------------------------


                           Common Stock             Preferred Stock
                      ----------------------     --------------------     Additional      Retained
                        Shares       Amount       Shares       Amount  Paid-in Capital     Deficit        Warrants        Total
                        ------       ------       ------       -----   ---------------  -------------    ----------    -----------
BALANCE AT
DECEMBER 31, 1998     17,479,327    $174,793     365,000    $ 365,000    $24,504,556    $(24,690,485)    $  630,467    $    984,331


Conversion of
Preferred Stock
to Common Stock           20,000         200     (20,000)     (20,000)        19,800             ---            ---             ---

Issuance of equity
by subsidiary                ---         ---         ---          ---      2,049,767             ---            ---       2,049,767

Accretion value
of warrants
                             ---         ---         ---          ---            ---             ---        106,484         106,484
Loss for the
year ended
December 31, 1999            ---         ---         ---          ---            ---        (836,824)           ---        (836,824)
                     -----------    --------    --------    ---------    -----------    -------------    ----------     ------------
BALANCE AT
DECEMBER 31, 1999     17,499,327    $174,993     345,000    $ 345,000    $26,574,123    $(25,527,309)    $  736,951     $ 2,303,758


Issuance of
Common Stock              79,122         791         ---          ---         84,846             ---            ---          85,637

Conversion of
Preferred Stock
to Common Stock          110,000       1,100    (110,000)    (110,000)       108,900             ---            ---             ---

Issuance of equity
by subsidiary                ---         ---         ---          ---        666,260             ---            ---         666,260

Accretion value
of warrants                  ---         ---         ---          ---            ---             ---        106,483         106,483

Loss for the
year ended
December 31, 2000            ---         ---         ---          ---           ----      (2,994,574)           ---      (2,994,574)
                     -----------    --------    --------    ---------    -----------    -------------    ----------     -----------
BALANCE AT
DECEMBER 31, 2000     17,688,449    $176,884     235,000    $ 235,000    $27,434,129    $(28,521,883)    $  843,434     $   167,564


Issuance of
Common Stock          32,338,558     323,386         ---          ---     17,199,473             ---            ---      17,522,859

Accretion value
of warrants                  ---         ---         ---          ---            ---             ---        106,484         106,484

Variable warrants            ---         ---         ---          ---     (1,662,450)            ---      1,662,450             ---

Options exercised        214,105       2,141         ---          ---        158,503             ---            ---         160,644

Loss for the
year ended
December 31, 2001            ---         ---         ---          ---            ---      (1,565,054)           ---      (1,565,054)
                     -----------    --------    --------    ---------    -----------    -------------    ----------     -----------
BALANCE AT
DECEMBER 31, 2001     50,241,112    $502,411     235,000    $ 235,000    $43,129,655    $(30,086,937)    $2,612,368     $16,392,497
                      ==========    ========     =======    =========    ===========    ============     ==========     ===========



                           THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.



                                                    NESTOR, INC.
                                        Consolidated Statements of Cash Flows
                                        -------------------------------------

                                                                             YEARS ENDED DECEMBER 31,
                                                                    2001               2000                1999
                                                              -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (1,565,054)      $  (2,994,574)     $    (836,824)
    Adjustments to reconcile net loss
      to net cash provided (used) by operating activities:
      Depreciation and amortization                               239,178             116,540            120,257
      Loss on disposal of fixed assets                             66,666                 ---                ---
      Loss from investment in affiliate                            81,100           1,339,122          1,481,889
      Expenses charged to operations relating to
       options, warrants and capital transactions                 106,484             106,483            106,484
      Increase (decrease) in cash arising from
       changes in assets and liabilities:
        Restricted cash                                          (943,926)                ---                ---
        Accounts receivable                                       702,114             290,763           (471,570)
        Unbilled contract revenue                                 384,068            (131,764)        (2,397,648)
        Inventory                                                 126,801                 ---                ---
        Other assets                                               55,208              70,767           (168,053)
        Accounts payable and accrued expenses                    (277,277)           (124,624)           279,101
        Deferred income                                          (610,703)              6,163          2,244,213
                                                            --------------      -------------      -------------

        Net cash provided (used) by operating activities       (1,635,342)         (1,321,124)           357,849
                                                            --------------      --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from (advances to) affiliate - net                     322,952             (45,764)          (320,459)
  Cash of acquired affiliate                                      361,804                 ---                ---
  Acquisition costs                                              (555,269)                ---                ---
  Investment in capitalized systems                              (454,778)                ---                ---
  Purchase of property and equipment                              (90,052)                ---            (61,337)
  Patent development costs                                        (60,335)            (20,968)           (55,894)
                                                            --------------      --------------     --------------

      Net cash used by investing activities                      (475,678)            (66,732)          (437,690)
                                                            --------------      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of obligations under capital leases                   (17,124)            (16,317)           (46,540)
  Proceeds from (repayment of) line of credit                    (419,769)            419,769                ---
  Proceeds from leases payable                                    742,742                 ---                ---
  Proceeds from issuance of common stock - net                  3,950,123              85,637                ---
                                                            -------------       -------------      -------------

      Net cash provided (used) by financing activities          4,255,972             489,089            (46,540)
                                                            -------------       -------------      --------------

Net change in cash and cash equivalents                         2,144,952            (898,767)          (126,381)
Cash and cash equivalents - beginning of year                     150,035           1,048,802          1,175,183
                                                            -------------       -------------      -------------

Cash and cash equivalents - end of year                     $   2,294,987       $     150,035      $   1,048,802
                                                            =============       =============      =============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                                    65,355       $      10,603      $      13,054
                                                            =============       =============      =============

  Income taxes paid                                                   ---       $         ---      $         ---
                                                            =============       =============      =============

                  SIGNIFICANT NON-CASH TRANSACTIONS ARE DESCRIBED IN NOTES 8, 12 AND 16. THE NOTES
                        TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.


                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  1 - SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES:
          A.   Liquidity  and management's plans
               As a result of the ACI and ReD agreements and the NTS merger, the Company's primary operations relate to NTS. In 2000, NTS was considered a development stage company with limited revenues.
               NTS's primary  activities  through  December 31, 2000,  consisted primarily of raising capital, research and development, establishing supplies and production processes, and sales and marketing. Although the NTS merger raised working capital through the issuance of Nestor, Inc. common stock, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support operations and the Company has incurred significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing to carry out product delivery efforts under current contracts, to underwrite the delivery costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, and for other operating uses. If the Company does not realize additional equity and/or debt capital or revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

               The Company has retained investment advisors and is actively pursuing the raising of additional capital. The possible success of these efforts, and the effect of any new capital on the current structure of the Company, cannot be determined as of the date of this filing.

           B.  Organization
               Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to exploit, develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. The Company's principal office is located in Providence, RI.

               Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. In 1999, NTS sold in the aggregate a 58.1%
               common-stock interest to a private group of investors. In June 2000, NTS sold additional shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. As discussed in Note 12, on September 12, 2001, NTS was merged into a wholly-owned subsidiary of the Company. The merger was accounted for as a purchase. Accordingly, the consolidated financial statements include NTS balances at December 31, 2001, and operating results from September 13, 2001 through December
               31, 2001. All intercompany transactions and balances have been eliminated.

               In 2001, Nestor, Inc. ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and customer relationship management ("CRM"). Through license agreements entered into with Applied Communications, Inc. ("ACI") on February 1, 2001 (Note 16), and with Retail Decisions, Inc. ("ReD") on May 18, 2001 (Note 17), co-exclusive development, licensing and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. Nestor will continue to receive royalties from future ACI licensing revenues realized from the Company's products. In addition, all expenses associated with development, support and selling these products were transferred to these parties.

           C.  Cash equivalents and restricted cash
               The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. Restricted cash represents the unexpended balance of advances received under a financing agreement (Note 6). Advances are restricted to equipment, installation and service costs for certain contracted CrossingGuard approaches.

           D.  Unbilled contract revenues
               Unbilled contract revenues represent primarily minimum guaranteed monthly license fees (See G and H below) where a customer pays a portion of the license fees over the software license term (usually five years) based on a contractually predetermined minimum volume of transactions.

           E.  Depreciation and amortization
               Depreciable  assets  are  recorded  at  cost.   Depreciation  and
               amortization are provided on the straight-line method over the estimated useful lives of the respective assets or lease terms.

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

           G.  Deferred Income
               Corresponding with unbilled contract revenues, deferred income represents primarily minimum guaranteed monthly license fees (see D above and H below) where a customer pays a portion of the license fees over the software license term (usually five years) based on a contractually predetermined minimum volume of transactions.

               Additionally, in certain instances, the Company bills and/or collects payment from customers prior to the delivery of the software product or performance of contracted maintenance or services, resulting in deferred income.

           H.  Revenue recognition
               Nestor, Inc.:
               Revenue is derived from software licenses (Initial License Fees), user fees (Monthly License Fees), postcontract customer support
               (PCS) and engineering services. In software arrangements that include multiple elements, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence as per AICPA Statement of Position 97-2 - Software Revenue Recognition.

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

               Nestor Traffic Systems, Inc.:
               Revenue is derived mainly from the sale or lease of products which incorporate NTS's software and the delivery of services based upon such products. Lease and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment, in some instances under operating lease agreements, PCS and engineering services. In software arrangements that include multiple elements, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

               Product Sales - The Company recognizes the revenue allocable to product sales upon delivery of the product.

               Lease and Service Fees - The Company recognizes lease and service fee revenue from operating lease arrangements with customers over the terms of the lease agreements. The majority of NTS's CrossingGuard revenues are expected to be generated from fees received from red-light violation citations issued by the system and associated services. Revenues are recognized upon the issuance of the related tickets.

               Both companies:
               Postcontract   Customer   Support  -  PCS  includes   maintenance
               agreements.   Revenue   allocable  to  PCS  is  recognized  on  a
               straight-line basis over the period the PCS is provided.

               Engineering Services - Engineering services range from installation, training, and basic consulting to modeling, software modification and customization to meet specific customer needs. For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based upon estimated total costs. Contracts may include penalty provisions relating to timely performance and delivery. Penalties are charged to operations as incurred.

               Training revenue is recognized upon the completion of training sessions with the customer.

           I.  Inventory
               Inventory is valued at the lower of cost or market on the first-in, first-out basis and consists of the following at December 31, 2001:

                                            December 31, 2001
                                            -----------------

               Work-in-progress               $   364,162
               Finished goods                      10,936
                                              -----------
               Total inventory                $   375,098
                                              ===========

           J.  Goodwill
               Goodwill represents the excess of cost over the fair value of net assets acquired. The Company continually assesses the Company value of goodwill to determine whether impairment has occurred. Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the asset.

           K.  Concentrations of credit risk
               The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a result, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

           L.  Estimates
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           M.  Earnings (loss) per share
               The Company reports its earnings (loss) per share ("EPS") in accordance with the provisions of the Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("FAS 128"). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed giving effect to common stock equivalents and other dilutive securities, unless the computation results in anti-dilution.

           N.  Shipping and handling costs
               Shipping and handling costs are included in engineering services expense.


NOTE 2 -  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                            December 31,
                                                    ---------------------------
                                                        2001            2000
                                                        ----            ----

           Trade accounts receivable                 $ 158,206      $ 697,700
           Allowance for doubtful accounts                 ---         (4,145)
                                                     ---------      ---------
           Accounts receivable, net of allowance
               for doubtful accounts                 $ 158,206      $ 693,555
                                                     =========      =========


NOTE 3 -  CAPITALIZED SYSTEM COSTS:
          In 1999, NTS entered into an operating lease with a customer providing for quarterly fixed payments of system lease and software license fees of $13,497 over a term of 36 months, and providing for a lump-sum buyout of $20,834 at the end of the term. Future minimum lease revenues are $49,489 in 2002. In addition, the agreement calls for software license and processing fees tied to citations issued to red light violators, which totaled $9,911 in 2001 and $25,307 in 2000.

          At December 31, 2001,  the Company has five  contracts in process with
          anticipated   acceptance  under  operating  lease  agreements   having
          36-month terms.

          Equipment, installation and in some cases interest (Note 6) costs related to operating lease contracts are capitalized and, after acceptance, are depreciated over the minimum lease term of the related lease agreement, currently three years. Revenues realized from these agreements, generally in the form of per-citation fees, is expected to be adequate to cover the capitalized and future costs related to these agreements. A substantial portion of this equipment is collateral for the financing agreement described in Note 6.

                                                         December 31, 2001
                                                         -----------------

              Equipment under operating leases:
                    Work-in process                        $   1,289,478
                    Installed and accepted                       892,337
                                                           -------------
                                                               2,181,815

              Less: Accumulated depreciation                    (101,877)
                                                           -------------

              Net investment in leased equipment           $   2,079,938
                                                           =============


NOTE 4 -  PROPERTY AND EQUIPMENT AT COST - NET:

                                                                                              Useful Life
                                                                                              in Years or
                                                                      December 31,            Lease Term
                                                           -------------------------------    -----------
                                                                2001              2000
                                                                ----              ----

              Office furniture and equipment               $     194,763     $     234,706        5 - 7
              Leased equipment under capital leases                  ---           113,893          3
              Computer equipment                               1,524,181         1,268,855        3 - 5
              Demonstration equipment                            123,518               ---          3
              Leasehold improvements                             230,314               ---          4
                                                           -------------     -------------
                                                               2,072,776         1,617,454
              Less:  Accumulated depreciation                  1,420,132         1,440,077
                                                           -------------     -------------
                                                           $     652,644     $     177,377
                                                           =============     =============


          In 2001, the Company disposed of $177,828 in office furniture and equipment and $160,054 of computer equipment which were no longer in service. Additionally, $141,768 of computer equipment was transferred to ReD in connection with their license agreement (Note 17). The loss on disposal of fixed assets is included in Other expense--net (Note
          10).

          Depreciation and amortization expense on the above assets of $175,573, $92,540 and $96,257 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated depreciation and amortization includes $63,741 and $40,963 of amortization related to leased equipment under capital leases at December 31, 2000 and 1999, respectively.


NOTE 5 -  LINE OF CREDIT:
          On March 24, 1999, the Company entered into a $1,000,000 Line of Credit agreement with Transaction Systems Architect, Inc. ("TSAI"). The loan was secured by the royalty stream and other fees produced by the Company's License Agreements with Financial Services Division customers. As of December 31, 2000, $419,769 had been advanced against the loan. Principal payments were due in twelve equal monthly installments ($34,981) beginning March 1, 2001. The Company repaid and closed the line of credit in May 2001. Interest was based on the prime interest rate plus 1% and was due quarterly in arrears. Included in accrued expenses at December 31, 2000 is $4,296 of interest due to TSAI.

NOTE 6 -  LEASES PAYABLE:
          On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"). The agreement provides up to $6.1 million in system lease financing to support current and future installations of the NTS CrossingGuard(R) product to municipalities under leasing terms. NTS may draw $53,053 per approach contracted to fund system equipment, design and installation costs. NTS received $2,652,650 in advances during 2001. Advances are collateralized by equipment delivered under leased CrossingGuard systems (Note 3) and are being repaid interest (20%) only for the first 6 months and principal and interest over the next 60 months from the respective traunch advance date.

          In 2001, the Company recorded $174,218 of EDS interest costs; $105,193 of which were capitalized as capitalized systems costs (Note 3) and $19,237 and $49,788 were expensed directly, pre and post-merger, respectively.

          The aggregate minimum payments including interest due over the remaining lease term is as follows:

                           December 31, 2002       $   766,990
                           December 31, 2003           818,400
                           December 31, 2004           818,400
                           December 31, 2005           818,400
                           December 31, 2006           818,400
                           Thereafter                  207,463
                                                   -----------
                                                     4,248,053
                           Less amounts
                           representing interest    (1,532,524)
                                                   ------------
                                                   $ 2,715,529
                                                   ===========

NOTE 7 -  COMMON AND  PREFERRED STOCK:
          On April 29, 1998, Nestor sold to Transaction Systems Architects, Inc. ("TSAI") $5 million of newly issued common stock at a price of $2 per share and a warrant which expires on March 1, 2002 to purchase an additional 2.5 million shares at $3 per share (Note 8). Proceeds from the sale consisted of $4.5 million in cash and surrender of a $500,000 note owed to TSAI. Concurrent with this transaction, Wand Partners converted its $5.8 million of redeemable convertible preferred stock into common stock.

          As more fully described in Note 12, in September 2001, the Company completed a merger with NTS which resulted in the issuance of 33,338,558 shares of Nestor, Inc. common stock, raising the total outstanding shares to approximately 50 million.

          Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $235,000 at December 31, 2001 and 2000.

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

          On May 6, 1997, the Company adopted the 1997 Stock Option Plan providing for the granting of options to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. In June 2001, the 1997 Stock Option Plan was amended to increase the aggregate number of options authorized from 1 million to 5 million shares of the Company's common stock. Options vest over three years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire eight years from the date of grant.

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

          The following table presents the activity of the Company's Stock Option Plan for the years ended December 31, 2001, 2000 and 1999. The number of options granted and outstanding in 2001 rose significantly due to the conversion of 302,800 NTS stock options into 2,775,000 Nestor, Inc. stock options priced at $.55 pursuant to the merger.


                                                                        Years Ended December 31,
                                                  ----------------------------------------------------------------
                                                           2001                   2000                1999
                                                           ----                   ----                ----

                                                             Weighted              Weighted              Weighted
                                                              Av. Ex.               Av. Ex.               Av. Ex.
                                                    Shares     Price      Shares     Price        Shares  Price
                                                  -------------------    -------------------      ----------------

              Outstanding beginning  of year       1,104,821   $1.28      1,628,316  $1.20        1,579,124  $1.22
              Granted                              3,445,840     .59        270,500    .94           62,500    .72
              Exercised                              174,127     .70         79,122   1.08              ---    ---
              Canceled                               425,322    1.23        714,873    .99           13,308   1.08
                                                  ----------             ----------              ----------
              Outstanding end  of year             3,951,212   $ .71      1,104,821  $1.28        1,628,316
                                                  ==========             ==========              ==========
              $1.20

              Options exercisable  at year end     2,148,630   $ .82        805,928  $1.42        1,322,786  $1.24
                                                  ==========             ==========               =========

              Weighted average fair value of
                options granted during the year   $      .51             $     0.75              $    0.42
                                                  ==========             ==========              =========


              The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2001.


                                                 Options Outstanding                      Options Exercisable
                                    ------------------------------------------      ------------------------------
                                                      Weighted
                                                       Average       Weighted                           Weighted
                                      Number          Remaining       Average          Number           Averaged
                  Range of          Outstanding      Contractual     Exercise        Exercisable       Exercisable
               Exercise Prices      at 12/31/01     Life (Years)       Price         at 12/31/01          Price
               ---------------      -----------     ------------       -----         -----------          -----

                $ .55                 2,775,340          7.74        $  .55           1,066,508          $  .55
                $ .69 - $ .94           866,372          2.29           .72             790,372             .72
                $1.44- $ 1.50           122,000          2.03          1.49             105,500            1.50
                $2.20- $ 2.50           127,500          1.50          2.26             126,250            2.26
                $2.52- $ 2.89            60,000          2.42          2.76              60,000            2.76
                                     ----------      --------          ----         -----------            ----
                                     $3,951,212          6.09        $  .71          $2,148,630          $  .82
                                     ==========      ========        ======          ==========          ======



          The following are the pro forma net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999, as if the compensation cost for the option had been determined based on the fair value at the grant date for grants in those periods and reflected in the financial statements:

                                             Years Ended December 31,
                                 -----------------------------------------------
                                      2001              2000            1999
                                      ----              ----            ----

          Net loss:
            As Reported          $ (1,565,054)    $ (2,994,574)    $  (836,824)
            Pro Forma            $ (1,588,733)    $ (2,573,487)    $(1,022,488)

          Net loss per share:
            As Reported          $      (0.05)    $      (0.17)    $     (0.05)
            Pro Forma            $      (0.06)    $      (0.14)    $     (0.06)


          The effects on the years ended December 31, 2001, 2000 and 1999 pro forma loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years because additional options will vest subsequent to December 31, 2001 and the Company expects to grant additional options in future years.

          The  fair  value  of  each  option  grant  was  estimated   using  the
          Black-Scholes model with risk-free interest rates on the date of grant, which ranged from 4.2% to 6.8%. The Company has never declared nor paid dividends on its common stock and does not expect to in the foreseeable future. The volatility factor of the expected market price of the Company's common stock used in estimating the fair value of the grants was 1.059 and the expected life of the options was estimated as eight years.

          The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. During 2001, the Company issued 3,980,712 warrants in connection with the NTS merger (Note 12) and converted a premerger NTS warrant. The following table presents warrants outstanding:

                                                      December 31,
                                       -----------------------------------------
                                           2001             2000          1999
                                           ----             ----          ----

          Eligible, end of year for
            exercise currently           9,071,407       4,999,040     5,000,580
                                        ==========       =========     =========

          Warrants issued                4,072,367             ---           ---
            Low exercise price          $     0.01      $      ---    $      ---
            High exercise price         $     1.28      $      ---    $      ---

          The warrants outstanding as of December 31, 2001 are currently exercisable and expire at various dates through October 5, 2005. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $0.01 to $1.28 per share.

          During the year ended June 30, 1996, the exercise price of 1,000,000 warrants issued in the prior year was reduced from $1.50 to $.65. The maximum cumulative expense to be recorded by the Company upon exercise of these warrants will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the remaining life of the warrants. Accordingly, the Company recognized expenses totaling $106,000 annually in 2001, 2000 and 1999.


NOTE 9 -  SEGMENT INFORMATION:

           A.  Description of reportable segments
               Effective with the September 2001 merger, the Company has two reportable segments: Financial Solutions and Traffic Systems. Segment information for 1999 and 2000 has been omitted since all operations relate to a single segment.

               The Financial Solutions division produced and sold credit and debit card fraud detection products and database marketing products to financial institutions and processors of financial data. Subsequent to the ACI and ReD agreements (Notes 16 and 17), Financial Solutions revenues will be mainly a royalty stream from ACI. The Traffic Systems segment provides video-based monitoring systems and services for traffic safety, mainly to municipalities.

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

                                          Financial        Traffic
                                          Solutions        Systems       Totals
                                          ---------        -------       ------
               Year Ended
               December 31, 2001:
               Revenues                 $3,073,000   $  448,000     $ 3,521,000
               Segment profit (loss)     1,295,000    (2,779,000)    (1,484,000)
               Segment assets            2,516,000    19,515,000     22,035,000

           D.  Geographic Information
               Revenues are attributed to countries based on the location of customers. All long-lived assets are located in the United States.

                                               Years Ended December 31,
                                    --------------------------------------------
                                          2001           2000              1999
                                          ----           ----              ----

               United States           $3,450,613    $ 2,841,558    $  4,196,612
               Belgium                       ---        276,799         151,200
               Japan                      46,844        117,532         685,850
               Canada                     23,467        416,533          81,117
                                    ------------     -----------     -----------
                                    $  3,520,924    $  3,652,422     $ 5,114,779
                                    ============     ===========     ===========

           E.  Revenues from Major Customers

               All revenues presented are derived from the Company's Financial Solutions segment with the exception of Customer G, which relates to the Traffic Systems segment. Customer A is ACI, a subsidiary of TSAI (see Notes 5, 7, 13 and 16). In 2001, 2000 and 1999,
               revenues from ACI constituted 52%, 63% and 61%, respectively, of total revenues.


                                           Years Ended December 31,
                                 ---------------------------------------------
                                       2001             2000             1999
                                       ----             ----             ----

               Customer A          $ 1,841,031      $ 2,299,208      $ 3,106,631
               Customer B                  ---          285,834              ---
               Customer C                  ---              ---          685,850
               Customer D              832,000              ---              ---
               Customer E                  ---          276,799              ---
               Customer F              285,536          256,876              ---
               Customer G              218,023              ---              ---


NOTE 10 - OTHER EXPENSE - NET:
          Other income (expense) as reflected in the consolidated statements of operations consists of the following:

                                               Years Ended December 31,
                                     -------------------------------------------
                                        2001             2000           1999
                                        ----             ----           ----

          Interest income           $   51,695      $    10,411      $   22,152

          Interest expense             (65,355)         (10,603)        (13,054)

          Expense relating to
            financing operations      (106,483)        (106,483)       (106,484)

          Loss on disposal of
            fixed assets (Note 4)      (66,666)             ---             ---
                                    -----------      ----------      ----------

          Other expense - net       $ (186,809)     $  (106,675)     $  (97,386)
                                    ===========     ============     ===========


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

          Although the Company reports consolidated results and balances for financial reporting purposes, the individual companies file separate tax returns. Due to operating losses throughout the reporting periods, no provision for income tax was made in 2001, 2000 or 1999. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

                                                         December 31,
                                             -----------------------------------
                                                    2001                  2000
                                                    ----                  ----
          Deferred tax liabilities:
            Property and equipment           $        5,000        $       3,000
            Deferred development costs                  ---               13,000
                                             --------------        -------------
          Total deferred tax liabilities              5,000               16,000

          Deferred tax assets:
            Accounts receivable                         ---                2,000
            Accrued expenses                        450,000              347,000
            Deferred income                             ---               35,000
            Tax credits                              18,000               17,000
            Net operating loss                   12,731,000            6,839,000
                                             --------------        -------------
          Total deferred tax assets              13,199,000            7,240,000

          Valuation allowance                   (13,194,000)         (7,224,000)
                                             ---------------       -------------
          Net deferred tax assets                     5,000               16,000
                                             --------------        -------------
          Net deferred tax balance           $          ---        $         ---
                                             ==============        =============


          In accordance with FAS 109, a valuation allowance must be established until it is more likely than not that future benefits arising from net deferred tax assets will be realized. Realization is not assured in future tax projections.

          A reconciliation of the provision for income taxes to the amount computed using the Federal statutory tax rates consists of the following:


                                                          Years Ended December 31,
                                             --------------------------------------------------
                                                    2001               2000              1999
                                                    ----               ----              ----

          Income (loss) before taxes
            and investment loss              $   (1,484,000)    $  (1,655,000)    $     645,000
                                             ===============    ==============    =============

          Tax at statutory rate of 34%       $     (505,000)    $    (563,000)    $     219,000
          State income tax (net of
            federal benefit)                        (49,000)         (110,000)           47,000
          Effect of permanent differences           (26,000)          (54,000)           36,000
          Valuation allowance                       580,000           727,000          (302,000)
                                             --------------     -------------     --------------

          Income tax expense                 $          ---     $         ---     $         ---
                                             ==============     =============     =============

          The Company has available at December 31, 2001, $33,296,000 and $23,745,000 of net operating loss carryforwards for federal and state purposes, respectively. Approximately $13,352,000 and $13,354,000 of these federal and state net operating loss carryforwards were acquired as part of the merger with NTS. These loss carryforwards may be applied against future taxable income and began to expire in 2002.

          Pursuant to Section 382 of the Internal Revenue Code, annual use of the tax loss carryforwards may be limited if there is a change in ownership. This limitation applies to the losses incurred by Nestor, Inc., as well as to the losses incurred by NTS. The Company has not determined the effect of this limitation.


NOTE 12 - NESTOR TRAFFIC SYSTEMS, INC.:
          On March 25, 1999, Nestor Traffic Systems, Inc., a subsidiary of the Company, sold a 37.5% common stock interest (540,000 shares at $4.35 per share) to a private group of investors for $2,350,000 in cash and issued an option to purchase an additional 17.5% of its common stock for $1,750,000. The option was scheduled to expire on January 31, 2000. On November 30, 1999, the Company, NTS and the investor group agreed to accelerate the exercise of the option and an additional 20.6% interest (710,000 shares at $2.47 per share) was sold for $1,755,000. On June 23, 2000, NTS sold additional shares of its common stock to private investors for $2,025,000 (450,000 shares at $4.50 per share). The investor group includes three officers and a director of the Company and the subsidiary, who in the aggregate, have contributed $970,085 of cash invested on the same basis as third-party investors.

          As a result of the 1999 transactions, the Company's interest in NTS decreased to 41.9%, prompting the change from consolidation to equity accounting for the year ended December 31, 1999. The Company owned 34.62% of NTS at December 31, 2000. The investment in affiliate balance of $81,100 at December 31, 2000, reflects the Company's interest in NTS's equity.

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

          In addition, the Group received a warrant right to acquire up to 2,980,712 additional shares of common stock exercisable at the same price at which currently outstanding warrants of Nestor, Inc. are exercisable, but only in the event the currently outstanding warrants are exercised, so as to maintain their initial ownership interest percentage. In addition, the Group received a warrant to acquire 1,000,000 shares of the Company's common stock at $1.28 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding at closing. Such warrants are treated as variable and, accordingly, are revalued quarterly with offsetting adjustments to additional paid-in capital.

          The following is a summary of the purchase price and allocation to the fair value of the assets acquired and liabilities assumed.

                Value of common stock issued
                   to consummate the merger                     $   7,790,595
                Value of options issued as a
                   result of the merger                             1,621,395
                Value of warrants issued as a
                   result of the merger                                43,994
                Acquisition costs                                     622,144
                                                                -------------
                Total purchase price                               10,078,128
                Plus net NTS liabilities assumed
                 by Nestor, Inc.                                    4,002,556
                                                                -------------
                Goodwill                                        $  14,080,684
                                                                =============

          Fair values of assets acquired and liabilities assumed:

                Cash and cash equivalents                       $     361,804
                Accounts receivable                                   166,765
                Inventory                                             501,899
                Fixed assets - net                                  2,240,614
                Other assets                                          281,540
                Note payable                                       (4,000,000)
                Accounts payable and accrued expenses              (1,519,444)
                Other current liabilities                            (286,710)
                Long term leases payable                           (1,749,024)
                                                                --------------
                Net liabilities assumed                         $  (4,002,556)
                                                                ==============

          The following table presents the consolidated results of operations for the years ended December 31, 2001 and 2000 on an unaudited pro forma basis as if the merger took place at the beginning of the periods presented:

                                                   Years ended December 31,
                                                -----------------------------
                                                     2001              2000
                                                     ----              ----
                Revenues                        $  4,435,000     $  4,526,000
                Net Loss                        $  5,419,000     $  5,168,000
                Loss per share,
                 basic and diluted              $       0.13     $       0.10

          On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, eliminating the amortization of goodwill acquired after June 30, 2001. Accordingly, the net loss and loss per share amounts above do not include amortization of goodwill. See Note 18, also. Goodwill is not expected to be deductible for income tax purposes.

          The unaudited pro forma results are for comparative purposes only and do not necessarily reflect the results that would have been recorded had the merger occurred at the beginning of the periods presented or the results which might occur in the future.

          Presented  below is summarized  NTS financial  information:

                                                        December 31,
                                                ---------------------------
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

          During the period January 1, 1999 through March 31, 1999, the Company advanced NTS financing to cover operating expenses amounting to approximately $550,000. Of this advance, $275,000 was reimbursed in March 1999 and the balance was paid in January 2001. Periodically, other advances were made by the Company to NTS primarily as a result of shared accounts. These amounts are due as invoiced and were also included in the due from affiliate balance. The amount due from NTS at December 31, 2000 was $322,952. Intercompany balances at December 31, 2001 were eliminated in consolidation.

          On January 1, 1999, the Company entered into an exclusive license with NTS to apply certain proprietary technologies in the fields of using video and other sensors to analyze, monitor and respond to movement of persons or objects in vehicular, rail, air or other modes of transportation or supporting the foregoing. The license expires upon the expiration of the underlying patents protecting the technologies used in NTS's products. The license provides for royalties to the Company starting in 2000 equal to 5% of the gross margin realized from sales or licensing of products subject to the license, and increasing to 10% of the gross margin in calendar years 2001 and beyond. The license requires minimum annual royalties of $125,000 beginning in
          2001, increasing to $1,000,000 in 2005 and beyond, in order to maintain exclusive rights. The 2001 minimum royalty of $125,000 was recorded and eliminated in consolidation. The Company recorded royalties of $9,548 for 2000 and such amount is included in due from affiliate at December 31, 2000. No royalties were due or payable in 1999.

          During 2001 and 2000, NTS used facility and administrative services of the Company, including office space and executive, accounting and other support personnel. Prior to the September 2001 merger, facility and administrative fees charged to NTS were $397,000 in 2001 and $567,000 in 2000. Post-merger changes were eliminated in consolidation.


NOTE 13 - RELATED PARTY TRANSACTIONS:
          Herbert S. Meeker, a director of the Company, is a partner in the law firm of Baer, Marks & Upham, which the Company uses for legal services. For the years ended December 31, 2001, 2000 and 1999, the Company recorded an expense for Baer, Marks & Upham of $121,065, $4,874 and $15,600, respectively. In addition, the Company also recorded $369,501 of Baer, Marks & Upham fees as acquisition costs related to the NTS merger.

          Bruce W. Schnitzer, who became a director of the Company in August 1994, is Chairman of Wand Partners, Inc., a private investment firm that the Company uses for management consulting. For the years ended December 31, 2001, 2000 and 1999, the Company recorded an expense for Wand Partners, Inc. of $49,636, $43,048 and $41,497, respectively. Included in accrued liabilities at December 31, 2001, 2000 and 1999 are $179,167, $141,243 and $99,167, respectively, due to Wand Partners, Inc.

          During 1998, TSAI, the parent company of ACI, became a significant shareholder of the Company (Note 7). Thomas H. Boje, Vice President, Corporate Development of TSAI, was a director of the Company April 2000 through 2001. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenues of $1,841,031, $2,299,208 and $3,106,631, respectively from ACI. At December 31, 2001 and 2000 accounts receivable included $0 and $639,013 due from ACI and unbilled were $1,005,196 and $3,184,924. Also at December 31, 2001 and 2000,
          deferred income included $791,725 and $3,192,849 from ACI. Further related party transactions with TSAI and ACI are discussed in Notes 5, 7, 8, 9 and 16.

          See Note 12 for transactions with Nestor Traffic Systems, Inc.


NOTE 14 - COMMITMENTS AND CONTINGENCIES:
          The Company maintains an office in Providence, Rhode Island under an operating lease dated April 1, 1998, as amended. This lease provides for annual rentals of $195,000 through March 2001, $201,500 through March 2002, and $208,000 through March 2003. Rent expense of $200,000, $195,000, and $195,000 was charged to operations for the years ended December 31, 2001, 2000 and 1999, respectively.

          NTS entered into an operating lease dated June 21, 2000 for office and warehouse facilities in East Providence, Rhode Island. This lease provides for monthly rentals of $10,360 through July 2003 and then increases to $10,800 monthly through July 2005. Rent expense for this lease was $37,300 post-merger in 2001.

          NTS also leases office space in San Diego, California. The March 14, 2001 operating lease calls for monthly rent of $12,050 through November 2001 then increases 3.5% annually during the lease term, which expires January 31, 2005. Rent expense was $43,800 post-merger in 2001.

          NTS entered into a Services Agreement with EDS, effective August 1, 2001, under which EDS will perform certain citation processing services for NTS. The minimum monthly fee was $21,000 in 2001 and increased to $35,000 per month in 2002. Although the Agreement continues through July 31, 2011, the parties reserve the right to renegotiate the contract payment terms based upon stipulated average citation volumes commencing in 2003. If an agreement cannot be reached, either party may terminate the contract. In certain cases, termination by NTS may require a termination fee of $100,000 in years one and two and such fee decreases $25,000 per year through year five.

          During 2000, the Company began leasing computer equipment under an operating lease agreement. The lease provides for monthly rent payments in arrears over a three-year term. At the end of the lease term, the Company may purchase the equipment at fair market value, extend the lease term or return the equipment. The value of leased equipment was $97,035 at December 31, 2001 and 2000 and rent expense was $40,134 in 2001 and $33,233 in 2000.

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

          The aggregate minimum payments due over the remaining term of the above agreements are as follows:

                           December 31, 2002         $   980,000
                           December 31, 2003             387,000
                           December 31, 2004             330,000
                           December 31, 2005             130,000
                           December 31, 2006              40,000
                           Thereafter                     40,000
                                                     -----------
                                                     $ 1,908,000


NOTE 15 - LITIGATION:
          On  October  6,  1998,  HNC  Software  Corp.  ("HNC"),  a  significant competitor of the Company's in the field of Financial Services, obtained a patent titled "Fraud Detection Using Predictive Modeling" and began advising prospective customers of the Company of the patent. Upon review of the patent and consideration of prior actions taken by HNC, the Company initiated a lawsuit against HNC in the United States District Court in Providence, RI on November 25, 1998 alleging violation of Sections 1 and 2 of the Sherman Act (antitrust), violation of the Rhode Island Antitrust Act, patent invalidity, and infringement of Nestor's patents (infringement claims withdrawn January 10, 2000).

          On June 15, 1999, HNC answered the lawsuit denying the allegations, bringing a counterclaim alleging infringement of the above described patent by the Company, and seeking a declaration of invalidity and unenforceability of one of the Company's patents. On the same day, HNC brought suit in San Diego, CA against ACI and its parent alleging various causes of action including patent infringement of the above described patent by the Company's PRISM product which ACI markets. In April 2000, HNC, ACI and its parent agreed to dismiss the lawsuit. During 2000, ACI requested that the Company provide indemnification for approximately $870,000 of its legal counsel costs pursuant the PRISM license agreement between ACI and the Company. The Company is disputing the indemnification claim and therefore, no accrual has been established.

          The Company and HNC reached a mutually agreeable settlement on January 16, 2001, the terms of which are confidential. All claims have been dismissed. Costs associated with the suit were expensed as incurred.


NOTE 16-  ACI LICENSE AGREEMENT:
          On February 1, 2001, the Company entered into a license agreement with ACI pursuant to which ACI was granted a worldwide, perpetual, non-revocable, non-transferable and non-exclusive license in the field of use of fraud detection (including money laundering detection) in electronic payments. ACI may brand, customize, and extend the software products covered by the license agreement as well as use the software programs as a development platform to develop new functional and new end-user products or applications subject to the terms and conditions of the license. In return, ACI is fully responsible and liable for the provision of services to its licensees. Nestor, Inc. had previously provided support, maintenance and enhancements for these products. This agreement replaces the April 28, 1998 license agreement with ACI.

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

NOTE 17-  RETAIL DECISIONS, INC. LICENSE AGREEMENT:
          On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. ("ReD") in which Nestor granted to ReD: (i) an exclusive (other than ACI), perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and (ii) a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries.

          Additionally, Nestor transferred to ReD certain assets that were supportive of the technology licensed thereunder. The assets transferred to ReD by Nestor include all of the right, title and interest of Nestor in certain equipment, license agreements (excluding
          ACI) and trademark rights. To support its newly acquired license, ReD hired 13 of Nestor's employees.

          ReD paid $1,800,000 to Nestor under the license agreement, and Nestor agreed, for certain marketing and transition services, to pay to ReD:
          (i) $500,000 which was paid on July 2, 2001; (ii) $250,000 which was paid on October 1, 2001; and (iii) $218,000 which was paid January 2, 2002. The Company recorded $832,000 as net license revenue in the second quarter in connection with this agreement. No ongoing revenues are expected to be realized from ReD.

NOTE 18-  RECENT ACCOUNTING PRONOUNCEMENTS:
          During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, "Goodwill and Other Intangible Assets" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have an indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other long-lived assets will continue to be depreciated or amortized and will be subject to impairment tests based upon events and circumstances.

          The Company will apply the new rules on accounting for goodwill and other intangible assets and other long-lived assets beginning in the first quarter of 2002. In accordance with the transitional guidance rendered in SFAS No. 142, goodwill arising from the company's September 12, 2001 merger with NTS (Note 12) is not subject to amortization. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002.

          Also in 2001, the Financial Accounting Standards Board issued No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement requires the Company to estimate the fair value of liabilities associated with asset retirement obligations. The associated asset retirement costs are to be capitalized as part of the carrying value of the long-lived asset and allocated to expense over the asset's useful life. The Company is currently evaluating the effects of this pronouncement.



                                                    NESTOR, INC.                                           Part IV
                                                    ------------
                                                                                                           Item 14
                                      CONSOLIDATED FINANCIAL STATEMENT SCHEDULE                        Schedule II
                                      -----------------------------------------
                                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   ----------------------------------------------




                                        Balance at                      Charged to      Deductions     Balance at
                                       Beginning of      Charged to        Other           from          End of
                                          Period           Expense       Accounts         Reserve        Period
                                          ------           -------       --------         -------        ------

Allowances deducted from accounts receivable:

Year Ended December 31, 1999           $    30,300      $    5,000      $     ---     $   (31,155)     $   4,145

Year Ended December 31, 2000           $     4,145      $   62,850      $     ---     $   (62,850)     $   4,145

Year Ended December 31, 2001           $     4,145      $   (4,145)     $     ---     $       ---      $     ---


                                                                       PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

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

                                                                        PART IV

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

INDEX OF EXHIBITS

Exhibit No.    Description of Exhibit
-----------    ----------------------

    3.1 Certificate of Incorporation of the Company, filed as an Exhibit to the Company's Registration Statement on Form S18, Commission File No. 286182-B, is hereby incorporated herein by reference.

    3.2 Amendment to the Certificate of Incorporation of the Company, dated December 5, 1985, filed as an Exhibit to the Company's Form 8 amending the Company's Form 10-K for the fiscal year ended June 30, 1987 (the "1987 Form 8"), is hereby incorporated herein by reference.

    3.3 Amendment to the Certificate of Incorporation of the Company, dated December 4, 1986, filed as an Exhibit to the 1987 Form 8, is hereby incorporated herein by reference.

    3.4 Bylaws of the Company, as amended, filed as Exhibit to the 1987 Form 8, are hereby incorporated herein by reference.

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

    10.38 License Agreement between Nestor, Inc. and ACI Worldwide, Inc. dated February 1, 2001 filed as an Exhibit to the Company's Current Report on Form 8-K on February 9, 2001 is hereby incorporated by reference.

    10.39 License Agreement dated May 18, 2001 between the Company and Retail Decisions, Inc. filed as an exhibit to the Company's current report on Form 8K dated May 18, 2001 which is hereby incorporated by reference.

    10.40 Registration Statement on form S-4 #333-63560 of the Company' is hereby incorporated by reference.

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