Form 10-Q
period 2002-03-31
NESTOR INC
filed 2002-05-15
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10Q



     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended March 31, 2002


     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             For the transition period from __________ to __________


                         Commission file Number 0-12965


                                  NESTOR, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     13-3163744
----------------------------          -----------------------------------------
  (State of incorporation)               (I.R.S. Employer Identification No.)


    400 Massasoit Avenue; Suite 200; East Providence, RI           02914
  ----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


                                  401-434-5522
  ----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)




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


                     Common stock, par value .01 per share:
               50,241,112 shares outstanding as of March 31, 2002

                                  NESTOR, INC.

                                    FORM 10 Q
                                 March 31, 2002

                                      INDEX
--------------------------------------------------------------------------------


                                                                        Page
                                                                       Number
                                                                       ------
PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets                           3
         -------------------------------------
         March 31, 2002 (Unaudited) and December 31, 2001

         Condensed Consolidated Statements of Operations (Unaudited)     4
         -----------------------------------------------------------
         Quarters ended March 31, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows (Unaudited)     5
         -----------------------------------------------------------
         Quarters ended March 31, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements            6
         ----------------------------------------------------


Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition                   8

Item 3   Quantitative and Qualitative Disclosure of Market Risk         12



PART 2   OTHER INFORMATION                                              13



                                                            Nestor, Inc.
                                                Condensed Consolidated Balance Sheets
                                                -------------------------------------

                                                                       March 31, 2002         December 31, 2001
                                                                       --------------         -----------------
                                                                         (Unaudited)              (Note 1)
                        ASSETS
Current assets:
---------------
   Cash and cash equivalents                                           $       95,391           $    2,294,987
   Restricted cash                                                            996,658                  943,926
   Accounts receivable - net of allowance for doubtful accounts               218,128                  158,206
   Unbilled contract revenue                                                  607,374                  595,023
   Inventory (work-in-progress)                                               381,577                  375,098
   Other current assets                                                       207,006                  298,273
                                                                       --------------           --------------
         Total current assets                                               2,506,134                4,665,513

Noncurrent assets:
------------------
   Long term unbilled contract revenue                                        355,433                  421,399
   Capitalized system costs, net of accumulated depreciation                2,526,906                2,079,938
   Property and equipment at cost, net of accumulated depreciation            598,552                  652,644
   Goodwill                                                                14,080,684               14,080,684
   Patent development costs, net of accumulated amortization                  136,451                  135,242
                                                                       --------------           --------------
Total Assets                                                           $   20,204,160           $   22,035,420
                                                                       ==============           ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
--------------------
   Accounts payable                                                    $      748,842           $      601,361
   Accrued employee compensation                                              528,290                  478,444
   Accrued liabilities                                                        554,318                  944,298
   Deferred income                                                            386,047                  481,892
   Leases payable                                                             400,950                  306,327
                                                                       --------------           --------------
         Total current liabilities                                          2,618,447                2,812,322


Noncurrent liabilities:
   Long term deferred income                                                  355,433                  421,399
   Long terms leases payable                                                2,820,105                2,409,202
                                                                       --------------           --------------
         Total liabilities                                                  5,793,985                5,642,923
                                                                       --------------           --------------

   Commitments and contingencies                                                  ---                      ---

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized 10,000,000 shares;
     issued and outstanding:  Series B - 235,000 shares at
     March 31, 2002 and December 31, 2001                                     235,000                  235,000
     (liquidation value $1.00 per share)
   Common Stock, $.01 par value, authorized 100,000,000
     shares; issued and outstanding 50,241,112 shares at
     March 31, 2002 and December 31, 2001                                     502,411                  502,411
   Warrants                                                                 2,111,891                2,612,368
   Additional paid-in capital                                              43,656,753               43,129,655
   Retained deficit                                                       (32,095,880)             (30,086,937)
                                                                       --------------           --------------
     Total stockholders' equity                                            14,410,175               16,392,497
                                                                       --------------           --------------
Total Liabilities and Stockholders' Equity                             $   20,204,160           $   22,035,420
                                                                       ==============           ==============

                The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)


                                                     Quarter Ended March 31,
                                                      2002             2001
                                                      ----             ----
Revenues:
     Product royalties                           $    254,914      $  1,635,242

     Product license and  services                    583,024            69,564
                                                 ------------      ------------

         Total revenues                               837,938         1,704,806
                                                 ------------      ------------


Operating expenses:
     Cost of goods sold                               553,923               ---

     Engineering services                             435,989            66,745

     Research and development                         988,803           283,111

     Selling and marketing                            254,947           306,566

     General and administrative                       531,438           114,125
                                                 ------------      ------------

         Total operating expenses                   2,765,100           770,547
                                                 ------------      ------------


Income (loss) from operations                      (1,927,162)          934,259


Other expense - net                                   (81,781)          (35,102)
                                                 ------------      ------------


Income (loss) for the period before
 income taxes and investment loss                  (2,008,943)          899,157


Income taxes                                              ---               ---
Loss from investment in affiliate                         ---           (81,100)
                                                 ------------      ------------


Net income (loss) for the period                 $ (2,008,943)     $    818,057
                                                 ============      ============


Income (loss) per share, basic and diluted       $      (0.04)     $       0.05
                                                 =============     ============


Basic shares                                       50,476,112        17,923,782

Net effect of dilutive shares -
  based on the treasury stock method:
     Warrants                                             ---           122,096
     Stock options                                        ---            51,377
                                                 ------------      ------------

Diluted shares                                     50,476,112        18,097,255
                                                 ============      ============


          The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.



                                        Nestor, Inc.
                       Condensed Consolidated Statements of Cash Flows
                       -----------------------------------------------
                                         (Unaudited)


                                                                   Quarter Ended March 31,
                                                                     2002            2001
                                                                     ----            ----
Cash flows from operating activities:
Net income (loss)                                               $(2,008,943)     $   818,057
    Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                122,681           22,895
       Loss on disposal of fixed assets                               1,300              ---
       Loss from investment in affiliate                                ---           81,100
       Expenses charged to operations relating to
         options, warrants and capital transactions                  26,621           26,621
       Increase (decrease) in cash arising from changes
         changes in assets and liabilities:
         Restricted cash                                            (52,732)             ---
         Accounts receivable                                        (59,922)        (213,127)
         Unbilled contract revenue                                   53,615         (206,606)
         Inventory                                                  (11,590)             ---
         Other assets                                                91,267           47,908
         Accounts payable and accrued expenses                     (192,653)        (128,212)
         Deferred income                                           (161,811)        (119,447)
                                                                -----------      -----------

         Net cash provided (used) by operating activities        (2,192,167)         329,189
                                                                -----------      -----------

Cash flows from investing activities:
   Payments from affiliate - net                                        ---          322,952
   Investment in capitalized systems                               (504,593)             ---
   Purchase of property and equipment                                (6,207)             ---
   Patent development costs                                          (2,155)         (21,171)
   Deferred merger costs                                                ---         (146,388)
                                                                -----------      -----------

         Net cash provided (used) by investing activities          (512,955)         155,393
                                                                -----------      -----------

Cash flows from financing activities:
   Repayment of obligations under capital leases                    (25,004)          (5,805)
   Repayment of line of credit                                          ---          (34,981)
   Proceeds from leases payable                                     530,530              ---
   Proceeds from issuance of common stock - net                         ---              750
                                                                -----------      -----------

         Net cash provided (used) by financing activities           505,526          (40,036)
                                                                -----------      -----------

   Net change in cash and cash equivalents                       (2,199,596)         444,546
   Cash and cash equivalents - beginning of period                2,294,987          150,036
                                                                -----------      -----------

   Cash and cash equivalents - end of period                    $    95,391      $   594,582
                                                                ===========      ===========


Supplemental cash flows information
   Interest paid                                                $    44,173      $    11,057
                                                                ===========      ===========

   Income taxes paid                                            $       ---      $       ---
                                                                ===========      ===========


                The Notes to the Condensed Consolidated Financial Statements
                          are an integral part of this statement.

                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                   (Unaudited)
                                 March 31, 2002

Note 1 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

          Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. In 1999 and 2000, NTS sold shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. On September 12, 2001, NTS was merged into a wholly-owned subsidiary of the Company. Accordingly, the consolidated financial statements include NTS balances at December 31, 2001 and March 31, 2002, and operating results for the period from September 13, 2001 through year end and for the quarter ended March 31, 2002. All intercompany transactions and balances have been eliminated.

          In 2001, Nestor, Inc. ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and customer relationship management ("CRM"). Through license agreements entered into with Applied Communications, Inc. ("ACI") on February 1, 2001, and with Retail Decisions, Inc. ("ReD") on May 18, 2001, co-exclusive development, licensing and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. Nestor continues to receive royalties from ACI licensing revenues realized from licensing of the Company's products. In addition, all expenses associated with development, support and selling these products were transferred to these parties.

          Presented below is summarized NTS financial information at March 31, 2001 and for the quarter then ended: March 31, 2001

               Current assets                        $    2,586,000
               Noncurrent assets                            876,000
               Convertible note payable                   4,000,000
               Other current liabilities                    476,000
               Stockholders' deficit                     (1,014,000)

               Total revenues                        $      173,000
               Operating expenses                         1,385,000
               Net loss                                  (1,248,000)

Note 2 -  Goodwill and Other Intangible Assets:
          As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth new financial accounting and reporting standards that require goodwill to be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized, but tested for impairment on an annual basis, or whenever indicators of impairment are identified. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairment identified accounted for as a cumulative effect of a change in accounting principle. The Company is in the process of completing the transitional testing of goodwill for possible impairment and has not yet determined the likelihood or amount of any potential impairment charge. The Company expects to complete the transitional impairment testing process no later than the second quarter of fiscal 2002. If indicators of impairment exist, the Company will determine the impairment charge by the end of 2002, as allowed by the accounting standard.

          As all of the goodwill recorded on the Company's books was created subsequent to June 30, 2001, no goodwill amortization was recorded during 2001; in accordance with SFAS No. 142. As no amortization of goodwill has been recorded, adoption of SFAS No. 142 has had no pro forma effect on the net loss or earnings per share calculations.

          Amortization of other intangible assets has been immaterial to operating results and is expected to remain at existing levels until such time as the patents have been approved and amortization begins.

Note 3 -  Adoption of Accounting Standard:
          As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains many of its fundamental provisions, requires the Company to consider whether there are indicators of impairment associated with its long-lived assets and to record an impairment charge, if necessary. Management has completed the evaluation process and concluded, based on expected future cash flows, that no indicators of impairment exist. Accordingly, no impairment charge has been recorded in the quarter-ended March 31, 2002.

ITEM 2: Management's Discussion and Analysis of
        Results of Operations and Financial Condition
        ---------------------------------------------

PROSPECTIVE STATEMENTS

The following discussion contains prospective statements regarding Nestor, Inc. and its subsidiaries, its business outlook, ability to obtain financing and results of operations that are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's ability to successfully raise capital, develop new contracts for technology development; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. A significant portion of the Company's business has been derived from individually substantial contracts, and the timing of such licenses has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under licenses with no significant continuing obligations, it recognizes a significant portion of its revenue upon the delivery of the software and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 2001 Form 10-K.

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

Lease and service fees for the Company's CrossingGuard product: Revenues are expected to be generated from fees received from associated services. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected.

Long Term Asset Impairment

In assessing the recoverability of the Company's long term assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record impairment charges that were not previously recorded. On January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is in the process of completing the transitional testing of goodwill for possible impairment and has not yet determined the likelihood or amount of any potential impairment charge. The Company expects to complete the transitional impairment testing process no later than the second quarter of fiscal 2002. If indicators of impairment exist, the Company will determine the impairment charge by the end of 2002, as allowed by the accounting standard.

Standard No. 144 requires the Company to consider whether there are indicators of impairment of long-lived assets and, if so, recognize an impairment loss. After reviewing the relevant guidance and expected cash flows associated with these assets, the Company concluded that there are no indicators of impairment at March 31, 2002.



LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1 of the Form 10-K financial statements, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing. Management's plans in regard to these matters are discussed in Note 1 of the Form 10-K financial statements. The quarterly financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company had consolidated cash and cash equivalents of approximately $95,000 at March 31, 2002, as compared with $2,295,000 at December 31, 2001. The Company also had restricted cash of approximately $997,000 at March 31, 2002, and $944,000 at December 31, 2001. At March 31, 2002, the Company had a working capital deficit of $112,000 as compared with working capital of $1,853,000 at December 31, 2001.

The Company's net worth at March 31, 2002 was $14,410,000, as compared with a net worth of $16,392,000 at December 31, 2001. The decrease in net worth results primarily from the net operating loss reported in the current period.

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

Deferred Income

Most of the licenses underlying royalties due from ACI provided for a minimum monthly license fee over the term of the respective license. The Company defers recognition of these amounts over the customer license term. Total deferred income was $741,000 at March 31, 2002 as compared with $903,000 at December 31, 2001. The change is substantially due to the decrease in recorded minimum license fees as customers approach the end of their initial license terms. Upon execution of the ACI source code license on February 1, 2001, the Company ceased the capitalization of expected minimum payments due from new PRISM sublicensees of ACI as the necessary information was no longer directly available to the Company.

Future commitments

The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computers and related equipment, for consulting and for promotional and marketing expenses.


RESULTS OF OPERATIONS

During the first quarter of 2001, the reported operations of the Company included only those revenues and expenses related to Nestor, Inc. operations of licensing risk management products and services, primarily through ACI. All prior year operating expenses related primarily to risk management support services, and were eliminated by May 2001 through two source code license agreements, with ACI and Retail Decisions, Inc., and the transfer of associated operating personnel to these companies in support of these source code licenses. During 2002, Nestor, Inc. receives royalties from ACI, and prior licensees of the technology, and carries no operating expenses except for miscellaneous administrative expenses associated with risk management and related services, patent maintenance activities and general corporate matters.

As a result of the merger with Nestor Traffic Systems, Inc. (NTS) on September 12, 2001, the revenues and expenses of NTS are included in the operating results of the Company subsequent to the merger, and represent the majority of 2002 operating expenses reported.

For the quarter ended March 31, 2002, the Company realized consolidated revenues totaling $838,000 and expenses of $2,765,000, which resulted in a consolidated operating loss for the quarter of $1,927,000. The Company reported a consolidated net loss of $2,009,000 for the current quarter after allowance for other expenses of $82,000, primarily interest expense on capital leases. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $1,705,000 and $771,000, respectively, producing income from operations of $934,000; and after allowance for loss from investment in affiliate of $81,000, the Company reported net income of $818,000.

Revenues
--------

The Company's consolidated revenues arise (i) directly from licensing of the Company's technology and products in specific fields of use (risk management with ACI and character recognition with Pearson NCS), and (ii) through its wholly-owned subsidiary NTS from services, software licensing, equipment leasing, and support activities regarding its CrossingGuard and other traffic management products.

During the quarter ended March 31, 2002, consolidated revenues decreased 51% to $838,000 from $1,705,000 in the quarter ended March 31, 2001.

Product Royalties

Total product royalty revenues were $255,000 in the quarter ended March 31, 2002, an 84% decrease over $1,635,000 reported in the same quarter of the prior year.

The decrease in revenues from the prior-year is attributable to the $1,104,000 source code license realized from ACI, and the decrease in monthly software license royalties received from ACI, from 40% to 15% of risk management product revenues, as a result of the termination of the former ACI agreement effective February 1, 2001.

Product License and Processing Services

During the quarter ended March 31, 2002, revenues from product license and services increased 733% to $583,000 from $70,000 in the corresponding quarter of the prior year.

Engineering revenues realized by Nestor, Inc. in 2001 of $70,000 were not repeated in 2002 since installation, customization, and modeling services are no longer provided to ACI customers under the new ACI agreement. Fiscal 2002 revenues of $583,000 reflect revenues realized by NTS and traffic management license and services. NTS revenues of $349,000 were generated from Rail projects substantially completed in the quarter and CrossingGuard revenues of $234,000 were derived primarily from (i) pilot projects delivered in Dubuque, IA, and Overland Park, KS and (ii) citation processing volumes in Falls Church, VA, Long Beach, CA and Vienna, VA installations.

Operating Expenses
------------------

Total operating expenses amounted to $2,765,000 in the quarter ended March 31, 2002, an increase of $1,994,000 (259%) from total operating costs of $771,000 in the corresponding quarter of the prior year. Calendar 2001 operating expenses reflect risk management operations that were transferred to ACI and ReD in 2001. Calendar 2002 operating expenses reflect current traffic management operations.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $554,000 in the quarter ended March 31, 2002 as compared to none in the corresponding quarter in the prior year. CGS expenses include third party goods and services related to revenues recorded in the respective period. CGS expenses are high in proportion to revenues realized in the current period due to (i) rail projects carried higher equipment and construction costs then prior experience as NTS acted a prime contractor on these construction related projects, and (ii) our back-office processing agreement with EDS requires a monthly minimum fee that has not yet been exceeded by actual ticket volumes generated and is proportionately higher than is expected over the longer term of the agreement. As NTS was not consolidated in the first quarter of 2001, there were no related CGS.

Engineering Services

Costs related to engineering services totaled $436,000 in the quarter ended March 31, 2002, as compared to $67,000 in the corresponding quarter of the prior year and reflect the transition from risk management software licensing engineering support to traffic management delivery and support activities.

Research and Development

Research and development expenses totaled $989,000 in the quarter ended March 31, 2002, as compared with $283,000 in the year-earlier period. R&D activity is much higher in regards to the newer traffic management product line than in the prior risk management line. In March 2002, management took steps to reduce the level of expenses in the company, including the heavy use of third party contractors to support development projects. These savings should be reflected in the fiscal 2002 second quarter results.

Selling and Marketing

Selling and marketing costs totaled $255,000 in the quarter ended March 31, 2002, as compared with $307,000 in the corresponding quarter of the prior year, a decrease of 17%. The decrease reflects the transition to the traffic management business.

General and Administrative

General and administrative expenses totaled $531,000 in the quarter ended March 31, 2002, as compared with $114,000 in the corresponding quarter of the prior year, representing a increase of 366%. The increase reflects the combination of general and administrative expenses as a result of the September 2001 NTS merger. General and administrative expenses had been shared by the two companies previously and are now combined, and NTS also contributed higher expenses related to broader operational and territorial operations.

Other expense - net

Other expenses totaled $82,000 in the quarter ended March 31, 2002, as compared with $35,000 in the corresponding quarter of the prior year, representing a increase of 134%. The increase reflects the interest expense realized on capital leases incurred by NTS to assist in financing the delivery costs of CrossingGuard systems under service fee contracts to municipalities.

Loss from Investment in Affiliate

During March and November 1999, the Company's subsidiary NTS sold, in the aggregate, common stock interests totaling 58% of its equity. In June 2000, NTS sold additional common stock equity reducing the Company's equity position in the affiliate to 34.6%.

As a result, the Company's interests in NTS during fiscal 2000 and through September 12, 2001 are accounted for under the equity method of accounting. The Company reported a loss from investment in NTS of $81,000 in the quarter ended March 31, 2001, representing 35% of NTS's actual net loss in the quarter of $1,248,000, limited to the carrying value of its investment in NTS at that time. Fiscal 2002 operations include the accounts of NTS in the consolidated results reported.

Net Loss Per Share

During the quarter ended March 31, 2002, the Company reported a net loss of $2,009,000, or ($.04) per share as compared with net income of $818,000, or $.05 per share in the corresponding period of the prior year. During the quarter ended March 31, 2002, there were outstanding 50,476,000 basic and diluted shares of common stock as compared with 17,924,000 basic and 18,097,000 diluted shares during the corresponding quarter of the previous year. The increase in the outstanding shares reflects (i) the additional shares issued in connection with the $8 million financing realized in 2001 and (ii) the associated merger and acquisition of NTS shares through the exchange of shares of Nestor, Inc.




ITEM 3: Quantitative and Qualitative Disclosure of Market Risk

Management assesses their exposure to these risks as immaterial.

Part 2: Other Information

                                  NESTOR, INC.

                           FORM 10 Q - March 31, 2002
                           --------------------------


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

                                            NESTOR, INC.
                                           (REGISTRANT)



DATE:      May 15, 2002               By:  /s/ Nigel P. Hebborn
                                           -------------------------------------
                                           Nigel P. Hebborn
                                           Chief Financial Officer
                                           Principal Accounting Officer