Form 10-Q
period 2002-06-30
NESTOR INC
filed 2002-08-14
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-3163744
---------------------------------------      -----------------------------------
       (State of incorporation)              (I.R.S. EmployerIdentification No.)


   One Richmond Square, Providence, RI                        02906
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


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


                                Yes X         No _________
                                   ---


            Common stock, par value .01 per share: 50,241,112 shares
                         outstanding as of June 30, 2002

                                  NESTOR, INC.

                                    FORM 10 Q
                                  June 30, 2002

                                      INDEX
--------------------------------------------------------------------------------

                                                                       Page
                                                                      Number
                                                                      ------
PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2002 (Unaudited) and December 31, 2001                 3

         Condensed Consolidated Statements of Operations (Unaudited)
         Quarters and six months ended June 30, 2002 and 2001            4

         Condensed Consolidated  Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2002 and 2001                         5

         Notes to Condensed Consolidated Financial Statements            6
         ----------------------------------------------------


Item 2   Management's Discussion and Analysis of
              Results of Operations and Financial Condition              9

Item 3   Quantitative and Qualitative Disclosure of Market Risk         16



PART 2        OTHER INFORMATION                                         17



                                                  Nestor, Inc.
                                      Condensed Consolidated Balance Sheets

                                                                       June 30, 2002           December 31, 2001
                                                                       -------------           -----------------
                                                                        (Unaudited)                (Note 1)
                             Assets
Current assets:
    Cash and cash equivalents                                        $           ---           $     2,294,987
    Restricted cash                                                          122,026                   943,926
    Accounts receivable - net of allowance for doubtful accounts             278,993                   158,206
    Unbilled contract revenue                                                593,879                   595,023
    Inventory  (work-in-progress)                                            364,910                   375,098
    Other current assets                                                     105,984                   298,273
                                                                     ---------------           ---------------
         Total current assets                                              1,465,792                 4,665,513
Noncurrent assets:
    Long term unbilled contract revenue                                      312,421                   421,399
    Capitalized system costs - net of accumulated depreciation             1,981,839                 2,079,938
    Property and equipment - net of accumulated depreciation                 529,433                   652,644
    Goodwill                                                              11,080,684                14,080,684
    Patent development costs - net of accumulated amortization               149,006                   135,242
                                                                     ---------------           ---------------

Total Assets                                                         $    15,519,175           $    22,035,420
                                                                     ===============           ===============

             Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                 $     1,306,278           $       601,361
    Accrued employee compensation                                            432,830                   478,444
    Accrued liabilities                                                      914,760                   944,298
    Deferred income                                                          328,964                   481,892
    Leases payable                                                            23,523                   306,327
    Restructuring reserve                                                    698,505                       ---
                                                                     ---------------           ---------------
         Total current liabilities                                         3,704,860                 2,812,322

Noncurrent liabilities:
    Long term deferred income                                                312,421                   421,399
    Long term leases payable                                               3,191,651                 2,409,202
                                                                     ---------------           ---------------
         Total liabilities                                                 7,208,932                 5,642,923
                                                                     ---------------           ---------------

    Commitments and contingencies                                                ---                       ---

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
    issued and outstanding:  Series B - 235,000  shares at
    June 30, 2002 and December 31, 2001                                      235,000                   235,000
    (liquidation value $1.00 per share)
Common stock, $.01 par value, authorized 100,000,000 shares; Issued and outstanding 50,241,112 shares at June 30, 2002
    and at December 31, 2001                                                 502,411                   502,411
Warrants                                                                   1,723,175                 2,612,368
Additional paid-in capital                                                44,072,090                43,129,655
Retained deficit                                                         (38,222,433)              (30,086,937)
                                                                     ----------------          ----------------
       Total stockholders' equity                                          8,310,243                16,392,497
                                                                     ---------------           ---------------

Total Liabilities and Stockholders' Equity                           $    15,519,175           $    22,035,420
                                                                     ===============           ===============



       The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                      Nestor, Inc.
                                     Condensed Consolidated Statements of Operations
                                                       (Unaudited)

                                                        Quarter Ended June 30,             Six Months Ended June 30,
                                                     -------------------------------    -------------------------------
                                                           2002             2001            2002              2001
                                                           ----             ----            ----              ----
Revenues:
      Product royalties                              $     408,562     $   1,056,004    $     663,476     $   2,691,246
      Product license and services                         359,977             6,799          943,001            76,363
                                                     -------------     -------------    -------------     -------------
           Total revenues                                  768,539         1,062,803        1,606,477         2,767,609
                                                     -------------     -------------    -------------     -------------

Operating expenses:
      Cost of goods sold                                   348,793               ---          902,716               ---
      Engineering services                                 470,933            16,845          906,922            83,590
      Research and development                             653,745            72,220        1,642,548           355,331
      Selling and marketing expenses                       195,292            97,902          450,239           404,468
      General and administrative expenses                  515,947           342,400        1,047,385           456,525
      Restructuring costs                                  742,705               ---          742,705               ---
      Capitalized system costs impairment                  794,281               ---          794,281               ---
      Goodwill impairment                                3,000,000               ---        3,000,000               ---
                                                     -------------     -------------    -------------     -------------
           Total operating expenses                      6,721,696           529,367        9,486,796         1,299,914
                                                     -------------     -------------    -------------     -------------

Income (loss) from operations                           (5,953,157)          533,436       (7,880,319)        1,467,695

Other expense - net                                       (173,396)          (21,927)        (255,177)          (57,029)
                                                     --------------    --------------   --------------    --------------

Income (loss) for the period before income taxes
  (benefit) and investment loss                         (6,126,553)          511,509       (8,135,496)        1,410,666

Income taxes (benefit)                                         ---               ---              ---               ---

Loss from investment in affiliate                              ---               ---              ---           (81,100)
                                                     -------------     -------------    -------------     --------------

Net income (loss) for the period                     $(6,126,553)      $     511,509    $  (8,135,496)    $   1,329,566
                                                     ============      =============    ==============    =============

Income (loss) per share, basic and diluted           $      (0.12)     $        0.03    $       (0.16)    $        0.07
                                                     ===============   =============    ==============    =============

Basic shares                                            50,476,112        17,989,438       50,476,112        17,956,610

Net effect of dilutive shares -
  based on the treasury stock method:
      Warrants                                                 ---           721,016              ---           421,556
      Stock options                                            ---           457,161              ---           254,269
                                                     -------------     -------------    -------------     -------------

Diluted shares                                          50,476,112        19,167,615       50,476,112        18,632,435
                                                     =============     =============    =============     =============



       The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                       Nestor, Inc.
                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited)

                                                                          Six Months Ended June 30,
                                                                     ---------------------------------
                                                                          2002                2001
                                                                          ----                ----
Cash flows from operating activities:
    Net income (loss)                                                $  (8,135,496)      $   1,329,566
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                     276,823              73,418
         Loss on disposal of fixed assets                                   12,262                 ---
         Loss from investment in affiliate                                     ---              81,100
         Goodwill impairment                                             3,000,000                 ---
         Capitalized system costs impairment                               794,281                 ---
         Expenses charged to operations relating to options,
          warrants and capital transactions                                 53,242              53,242
         Increase (decrease) in cash arising from
          changes in assets and liabilities:
           Restricted cash                                                 821,900                 ---
           Accounts receivable                                            (120,787)            432,443
           Unbilled contract revenue                                       110,122             298,951
           Inventory                                                         5,077                 ---
           Other assets                                                    192,289              22,831
           Accounts payable and accrued expenses                           629,765             656,152
           Deferred income                                                (261,906)           (480,861)
           Restructuring reserve                                           698,505                 ---
                                                                     -------------       -------------

           Net cash provided (used) by operating activities             (1,923,923)          2,466,842
                                                                     --------------      -------------

Cash flows from investing activities:
    Payments from affiliate - net                                              ---             179,374
    Investment in capitalized systems                                     (843,702)                ---
    Purchase of property and equipment                                     (21,450)                ---
    Proceeds from sale of property and equipment                            10,100                 ---
    Patent developments costs                                              (15,657)            (55,960)
    Deferred merger costs                                                      ---            (358,105)
                                                                     -------------       -------------

           Net cash used by investing activities                          (870,709)           (234,619)
                                                                     --------------      --------------

Cash flows from financing activities:
    Repayment of line of credit                                                ---            (419,769)
    Repayment of obligations under capital leases                          (30,885)            (10,515)
    Proceeds from leases payable                                           530,530
    Proceeds from issuance of common stock                                     ---              94,589
                                                                     -------------       -------------

           Net cash provided (used)  by financing activities               499,645            (335,695)
                                                                     -------------       --------------

    Net change in cash and cash equivalents                             (2,294,987)          1,896,456

    Cash and cash equivalents - beginning of period                      2,294,987             150,036
                                                                     -------------       -------------

    Cash and cash equivalents - end of period                        $         ---       $   2,046,492
                                                                     =============       =============

Supplemental cash flows information
    Interest paid                                                    $     210,307       $      16,390
                                                                     =============       =============

    Income taxes paid                                                $         ---       $         ---
                                                                     =============       =============

Significant non-cash transactions are described in Notes 2 and 4.


       The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2002

Note 1 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

          Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. In 1999 and 2000, NTS sold shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. On September 12, 2001, NTS was merged into a wholly-owned subsidiary of the Company. Accordingly, the consolidated financial statements include NTS balance sheet accounts at December 31, 2001 and June 30, 2002, and operating results for the period from September 13, 2001 through year end and for the quarter and six months ended June 30, 2002. All intercompany transactions and balances have been eliminated.

          On May 18, 2001, Nestor, Inc. ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and customer relationship management ("CRM"). Through license agreements entered into with Applied Communications, Inc. ("ACI") on February 1, 2001, and with Retail Decisions, Inc. ("ReD") on May 18, 2001, co-exclusive development, licensing and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. Nestor continues to receive royalties from ACI licensing revenues realized from licensing of the Company's products (See Note 5 also.). In addition, all expenses associated with development, support and selling these products were transferred to these parties.

          Presented below is summarized NTS financial information at June 30, 2001 and for the quarter and six months then ended: June 30, 2001

           Current assets               $  1,226,000
           Noncurrent assets               1,492,000
           Convertible note payable        4,000,000
           Other current liabilities       1,159,000
           Stockholders' deficit           2,474,000

                                        Quarter Ended           Six Months Ended
                                        June 30, 2001             June 30, 2001
                                        -------------           ----------------
           Total revenues               $    387,000             $    560,000
           Operating expenses              1,780,000                3,165,000
           Net loss                        1,460,000                2,708,000

Note 2 -  Goodwill and Other Intangible Assets:
          As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth new financial accounting and reporting standards that require goodwill to be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized, but tested for impairment on an annual basis, or whenever indicators of impairment are identified. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairment identified accounted for as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value.

          Based on the decline of the Company's stock price during the second quarter however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25. Such computation resulted in a goodwill impairment charge of $3,000,000 recorded as an operating expense during the quarter. If the Company's stock price declines below $.25 at a future quarterly measurement date, further impairment changes will be required in the respective future period. The Company will continue to monitor goodwill for potential impairment.

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


Note 3 -  Restructuring:
          In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs (which are separately disclosed in the Statement of Operations) of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. After offsetting security deposits against restructuring costs, at June 30, 2002, $699,000 remains outstanding and is recorded on the balance sheet as a restructuring reserve. No amounts accrued were actually paid during the quarter.

Note 4 -  Impairment Charge:
          During the quarter ended June 30, 2002, the Company determined that potential citation revenues from certain CrossingGuard installations in two cities would not exceed the cost of the underlying carrying value of the capitalized systems. These contracts were signed in the early stages of CrossingGuard development and the site selection procedures and contract terms have since been improved. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company wrote off capitalized systems cost of $794,000 and recorded a corresponding impairment charge in operating expenses. Ongoing revenues from these installations are expected to offset future costs of system operations.

Note 5 -  Subsequent Events:
          On August 9, 2002, the Company filed a Schedule 14C Preliminary Information Statement with the Securities and Exchange Commission regarding the following agreements.

          Churchill Lane Associates Financing Agreement

          On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under the license agreement between the Company and ACI ("ACI License"). CLA is owned and controlled by Alan M. Wiener, Alvin J. Siteman and Robert
          M. Carroll, directors and shareholders of the Company. The assignment will be consummated upon the execution by the parties of a definitive assignment agreement reasonably satisfactory to both parties and the consent of ACI to the transfer. The MOU also provides a schedule for advances by CLA of up to $1.3 million to provide interim financing to the Company during the period prior to the closing. Upon closing, CLA will pay the Company $3.1 million in cash (less advances) for the irrevocable assignment of all of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company are being transferred or assigned to CLA.

          The MOU will terminate and the Company will be obligated to refund any deposits, plus interest at an annualized rate of 12%, if certain conditions are not satisfied or waived by CLA, including: (i) ACI fails to consent to the transfer by August 14, 2002; (ii) the closing of the transfer does not take place by September 30, 2002, through no fault of CLA; (iii) every non-participating board member does not approve (iv) the Company fails to obtain the written consent of at least 51% of the outstanding voting shares of stock by August 15, 2002; or (v) the Company accepts and closes on an alternative financial transaction and, as a result, terminates the MOU. In addition, in the event that the Company accepts and closes on an alternative financial transaction and, as a result, terminates the MOU, the Company must pay CLA a break-up fee of $93,000.

          As of August 14, 2002, CLA has advanced a total of $740,000 to the Company in deposits towards the purchase price for the royalty rights, which deposits (in addition to any other deposits made after such date) will be offset against the total amount due to the Company at the closing of the transaction.


          Electronic Data Systems Corporation Agreement Modifications

          Pursuant to a letter agreement between NTS and Electronic Data Systems Corporation ("EDS"), dated July 18, 2002, the EDS Master Lease Purchase Agreement dated June 28, 2001 was modified to provide: (i) a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003; (ii) a moratorium on all principal repayments through June 30, 2003, at which time regular monthly payments will resume; (iii) all lease payments in arrears as of June 30, 2002 will be accrued and payable as follows, $150,000 on September 30, 2003, $100,000 on December 31, 2003, and $100,000 on
          March 30, 2004; and (iv) effective July 1, 2002, the interest rate factor upon which the lease payments are based will be lowered from approximately 19% to 12% per annum. Accordingly, the entire EDS lease payable is classified as long term at June 30, 2002. These modifications were initiated because the Company was delinquent on payments and had fallen out of compliance with the lease agreement. EDS has informed NTS that it will not extend additional financing.

          In addition, EDS has agreed to amend the Services Agreement by; (i) eliminating the monthly minimum fee, (ii) reducing the per ticket processing fees charged, (iii) obtaining a license to the Company's CrossingGuard citation composer software to support their services, and (iv) applying the amendments retroactive to January 1, 2002. During this period January through June 2002, NTS recorded in cost of goods sold approximately $210,000 in processing fees under the original service agreement terms. The amendment reduces fees owed for this period to approximately $50,000. NTS will record the necessary reduction in cost of goods sold during the quarter ended September 30, 2002.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


PROSPECTIVE STATEMENTS
----------------------

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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 2001 Form 10-K and the Company's Schedule 14C Preliminary Information Statement filed on August 9, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

REVENUE RECOGNITION

Contract accounting is applied to fixed-fee contracts, primarily in the Rail and TrafficVision product lines. This methodology involves a percentage-of-completion approach, based on progress-to-completion measures on estimated total costs. If the Company does not accurately estimate these total costs, or the projects are not properly managed to planned periods and expectations, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Lease and service fees for the Company's CrossingGuard product: Revenues are expected to be generated from fees received from associated services. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected.

GOODWILL AND LONG-LIVED ASSET IMPAIRMENT

In assessing the recoverability of the Company's long-term assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record impairment charges that were not previously recorded. On January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company completed the transitional impairment test of goodwill during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value.

Based on the decline of the Company's stock price during the second quarter however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25. Such computation and hypothetical allocation of fair value to the other Company assets and liabilities resulted in a goodwill impairment charge of $3,000,000 recorded as an operating expense during the quarter. If the Company's stock price declines below $.25 at a future quarterly measurement date, further impairment charges will be required in the respective future period. The Company will continue to monitor goodwill for potential impairment.

Standard No. 144 requires the Company to consider whether there are indicators of impairment of long-lived assets and, if so, recognize an impairment loss. During the quarter ended June 30, 2002, the Company determined that potential citation revenues from certain CrossingGuard installations in two cities would not exceed the cost of the underlying carrying value of the capitalized systems. These contracts were signed in the early stages of CrossingGuard development and the site selection procedures and contract terms have since been improved. In accordance with SFAS No. 144, the Company wrote off capitalized system costs of $794,000 and recorded a corresponding impairment charge in operating expenses. Ongoing revenues from these installations are expected to offset future costs of system operations.

RESTRUCTURING COST AND RESERVE

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. After offsetting security deposits against restructuring costs, at June 30, 2002, $699,000 remains outstanding and is recorded on the balance sheet as a restructuring reserve.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH POSITION AND WORKING CAPITAL

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1 of the Form 10-K financial statements, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing. Management's plans in regard to these matters are discussed in Note 1 of the Form 10-K financial statements and in the Company's Schedule 14C Preliminary Information Statement filed on August 9, 2002. On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU"), assigning certain of the Company's rights to ACI royalty income in exchange for $3,100,000 in cash. The MOU also provides a schedule for advances of up to $1,300,000 to provide interim financing to the Company prior to the closing. The MOU is discussed more fully in Note 5 to the financial statements. The quarterly financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ultimate ability to raise additional financing and/or capital.

The Company had consolidated cash and cash equivalents of approximately $2,295,000 at December 31, 2001 which were fully expended by June 30, 2002. The Company had restricted cash of approximately $122,000 at June 30, 2002, and $944,000 at December 31, 2001. At June 30, 2002, the Company had a working capital deficit of $2,239,000 as compared with working capital of $1,853,000 at December 31, 2001. During the period July 1 through August 14, 2002, the Company has received $740,000 in advances towards the purchase of ACI royalty rights pursuant to the MOU.

The Company's net worth at June 30, 2002 was $8,310,000, as compared with a net worth of $16,392,000 at December 31, 2001. The decrease in net worth results primarily from the net operating loss reported in the current period including the write-down of goodwill and certain capitalized system costs, as well as recorded restructuring costs.

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

As further discussed in Note 5 to the financial statements, the Company entered into an MOU that will provide $3.1 million to the Company upon closing in exchange for future rights to royalties due under the ACI license agreement. This funding will be adequate to support the Company's operating expenses through the remainder of the year. As of June 30, 2002, the Company had 111 CrossingGuard approaches under contract, of which 74 approaches were in various stages of analysis and delivery. To complete these approaches, the Company will be required to raise additional capital to cover the equipment, construction and delivery costs.

The Company has retained investment advisors and is actively pursuing the raising of additional capital. The possible success of these efforts, and the effect of any new capital on the current structure of the Company, cannot be determined as of the date of this filing.

LEASE FINANCING

Pursuant to a letter agreement between NTS and Electronic Data Systems Corporation ("EDS"), dated July 18, 2002, the EDS Master Lease Purchase Agreement dated June 28, 2001 was modified to provide: (i) a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003; (ii) a moratorium on all principal repayments through June 30, 2003, at which time regular monthly payments will resume; (iii) all lease payments in arrears as of June 30, 2002 will be accrued and payable as follows, $150,000 on September 30, 2003, $100,000 on December 31, 2003, and $100,000 on
March 30, 2004; and (iv) effective July 1, 2002, the interest rate factor upon which the lease payments are based will be lowered from approximately 19% to 12% per annum. Accordingly, the entire EDS lease payable is classified as long term at June 30, 2002. EDS has informed the Company that it will not extend additional financing.

DEFERRED INCOME

Most of the licenses underlying royalties due from ACI provided for a minimum monthly license fee over the term of the respective license. The Company defers recognition of these amounts over the customer license term (See Note 5 also). Total deferred income was $641,000 at June 30, 2002 as compared with $903,000 at December 31, 2001. The change is substantially due to the decrease in recorded minimum license fees as customers approach the end of their initial license terms. Upon execution of the ACI source code license on February 1, 2001, the Company ceased the capitalization of expected minimum payments due from new PRISM sublicensees of ACI as the necessary information was no longer directly available to the Company.

FUTURE COMMITMENTS

The Company has no material commitments for capital expenditures although management expects that the Company may make future commitments for the purchase of additional computers and related equipment, for consulting and for promotional and marketing expenses.

RESULTS OF OPERATIONS
---------------------

During the first six months of 2001, the reported operations of the Company included only those revenues and expenses related to Nestor, Inc. operations of licensing risk management products and services, primarily through ACI and ReD. All prior year operating expenses related primarily to risk management support services, and were eliminated by May 2001 through two source code license agreements, with ACI and Retail Decisions, Inc., and the transfer of associated operating personnel to these companies in support of these source code licenses. During 2002, Nestor, Inc. receives royalties from ACI, and prior licensees of the technology, and carries no operating expenses except for miscellaneous administrative expenses associated with risk management and related services, patent maintenance activities and general corporate matters.

As a result of the merger with Nestor Traffic Systems, Inc. (NTS) on September 12, 2001, the revenues and expenses of NTS are included in the operating results of the Company subsequent to the merger, and represent the majority of 2002 operating expenses reported.

For the quarter ended June 30, 2002, the Company realized consolidated revenues totaling $768,000 and expenses of $6,721,000, which resulted in a consolidated operating loss for the quarter of $5,953,000. The Company reported a consolidated net loss of $6,127,000 for the current quarter after other expenses of $173,000, primarily interest expense on capital leases. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $1,062,000 and $529,000, respectively, producing income from operations of $533,000; and after other expenses of $22,000, the Company reported net income of $512,000.

For the six-month period ended June 30, 2002, the Company realized consolidated revenues totaling $1,606,000 and expenses of $9,486,000, which resulted in a consolidated operating loss for the six-month period of $7,880,000. The Company reported a consolidated net loss of $8,135,000 for the six-month period after other expenses of $255,000, primarily interest expense on capital leases. In the corresponding six-month period of the prior year, consolidated revenues and expenses totaled $2,768,000 and $1,300,000, respectively, producing income from operations of $1,468,000; and after other expenses and loss from investment in affiliate, the Company reported net income of $1,330,000.

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

During the quarter ended June 30, 2002, consolidated revenues decreased 28% to $768,000 from $1,062,000 in the quarter ended June 30, 2001. During the six months ended June 30, 2002, consolidated revenues decreased 42% to $1,606,000 from $2,768,000 in the prior year.

PRODUCT ROYALTIES

Product royalty revenues were $409,000 in the quarter ended June 30, 2002, a 61% decrease from $1,056,000 reported in the same quarter of the prior year. For the six-month period ended June 30, 2002, product royalties were $664,000, a 75% decrease from $2,691,000 reported in the corresponding six-month period of the prior year.

The decrease in revenues from the prior-year is attributable to source code licenses realized from ACI ($1,104,000) in February 2001 and Retail Decisions, Inc. ($832,000) in May 2001, the decrease in monthly software license royalties received from ACI, from 40% to 15% of risk management product revenues, as a result of the termination of the former ACI agreement effective February 1, 2001. These decreases are offset in part by $174,000 in increased initial license fees from ACI customers during the second quarter of 2002.

PRODUCT LICENSE AND PROCESSING SERVICES

During the quarter ended June 30, 2002, revenues from product license and services increased 5195% to $360,000 from $7,000 in the corresponding quarter of the prior year. During the six-months ended June 30, 2002, revenues from product license and services increased 1135% to $943,000 from $76,000 for the comparable period of the prior year.

The prior year revenues realized by Nestor, Inc. of $7,000 for the quarter and $76,000 year-to-date were not repeated in 2002 since installation, customization, and modeling services are no longer provided to ACI customers under the new ACI agreement. Fiscal 2002 reflects revenues realized by NTS and traffic management license and services. NTS revenues of $407,000 were generated from Rail projects substantially completed during the first quarter, TrafficVision revenues of $165,000 earned in April 2002 and CrossingGuard revenues of $371,000 were derived primarily from (i) pilot projects delivered in Dubuque, IA, and Overland Park, KS in February 2002 and (ii) citation processing volumes in Falls Church, VA, Long Beach, CA, Rancho Cucamonga, CA and Vienna, VA installations.

Operating Expenses
------------------

Total operating expenses amounted to $6,721,000 in the quarter ended June 30, 2002, an increase of $6,192,000 (1171%) from total operating costs of $529,000 in the corresponding quarter of the prior year. Operating expenses totaled $9,486,000 in the six-month period ended June 30, 2002, an increase of $8,186,000 (630%) over the $1,300,000 reported for the corresponding period of the prior year. Calendar 2001 operating expenses reflect risk management operations that were transferred to ACI and ReD in 2001. Calendar 2002 operating expenses reflect current traffic management operations.

COST OF GOODS SOLD

Cost of goods sold (CGS) totaled $349,000 in the quarter and $903,000 in the six months ended June 30, 2002 as compared to none in the prior year. As NTS was not consolidated until September 13, 2001, there is no related CGS for the prior periods reported.

CGS expenses also include third party goods and services related to revenues recorded in the respective periods. CGS expenses are high in proportion to revenues realized in the current period due to (i) rail projects completed in the first quarter that carried higher equipment and construction costs than prior experience as NTS acted a prime contractor on these construction related projects, and (ii) our back-office processing agreement with EDS required a monthly minimum fee that was proportionately high in relation to actual ticket volumes generated. As discussed in Note 5, in July 2002 a letter agreement was reached to eliminate the monthly minimum fee, reducing the per-ticket processing fees charged retroactive to January 1, 2002. NTS will record the necessary reduction in CGS during the quarter ended September 30, 2002.

ENGINEERING SERVICES

Costs related to engineering services totaled $471,000 in the quarter ended June 30, 2002, as compared to $17,000 in the corresponding quarter of the prior year. During the six-months ended June 30, 2002, engineering costs were $907,000 as compared to $84,000 in the prior year. The increases reflect the transition from risk management software licensing engineering support in 2001 to traffic management delivery and support activities in 2002.

RESEARCH AND DEVELOPMENT

Research and development expenses totaled $654,000 in the quarter ended June 30, 2002, as compared with $72,000 in the year-earlier period. During the six-months ended June 30, 2002, R&D costs were $1,643,000 as compared to $355,000 in the prior year. R&D activity is much higher in regards to the newer traffic management product line than in the prior risk management line. In March 2002 and June 2002, management took steps to reduce the level of expenses in the Company, including the heavy use of third party contractors to support development projects. These cost reductions are partially reflected in the second quarter 2002 results.

SELLING AND MARKETING

Selling and marketing costs totaled $195,000 in the quarter ended June 30, 2002, as compared with $98,000 in the corresponding quarter of the prior year, an increase of 99%. During the six-months ended June 30, 2002, selling and marketing costs were $450,000 as compared to $404,000 in the prior year. The increase reflects the transition to the traffic management business. The June 2002 reorganization has significantly reduced ongoing sales and marketing expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses totaled $516,000 in the quarter ended June 30, 2002, as compared with $342,000 in the corresponding quarter of the prior year, representing an increase of 51%. General and administrative expenses totaled $1,047,000 in the six-month period ended June 30, 2002, as compared to $457,000 in the corresponding period of the prior year, representing an increase of 129%. The increase reflects the combination of general and administrative expenses as a result of the September 2001 NTS merger. General and administrative expenses had been shared by the two companies previously and are now combined, and NTS also contributed higher expenses related to broader operational and territorial operations. The June 2002 reorganization has significantly reduced ongoing general and administrative expenses.

RESTRUCTURING COSTS

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. After offsetting security deposits against restructuring costs, at June 30, 2002, $699,000 remains outstanding and is recorded on the balance sheet as a restructuring reserve.

CAPITALIZED SYSTEM COST IMPAIRMENT

During the quarter ended June 30, 2002, the Company wrote off capitalized system costs of $794,000 as an impairment charge after management determined that potential citation revenues from certain CrossingGuard installations in two cities would not exceed the cost of the underlying carrying value of the capitalized systems. These contracts were signed in the early stages of CrossingGuard development and the site selection procedures and contract terms have since been improved. Ongoing revenues from these installations are expected to offset future costs of system operations.

GOODWILL IMPAIRMENT

On January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company completed the transitional impairment test of goodwill during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value.

Based on the decline of the Company's stock price during the second quarter however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25. Such computation resulted in a goodwill impairment charge of $3,000,000 recorded as an operating expense during the quarter. If the Company's stock price declines below $.25 at a future quarterly measurement date, further impairment charges will be required in the respective future periods. The Company will continue to monitor goodwill for potential impairment.

OTHER EXPENSE - NET

Other expenses totaled $173,000 in the quarter ended June 30, 2002, as compared with $22,000 in the corresponding quarter of the prior year, representing an increase of 691%. Other expenses totaled $255,000 in the six-month period ended June 30, 2002, as compared to $57,000 in the corresponding period of the prior year, representing an increase of 347%. The increases reflect interest expense realized on capital leases incurred by NTS to assist in financing the delivery costs of CrossingGuard systems under service fee contracts to municipalities.

LOSS FROM INVESTMENT IN AFFILIATE

During March and November 1999, the Company's subsidiary NTS sold, in the aggregate, common stock interests totaling 58% of its equity. In June 2000, NTS sold additional common stock equity reducing the Company's equity position in the affiliate to 34.6%.

As a result, the Company's interests in NTS during Fiscal 2000 and through September 12, 2001 are accounted for under the equity method of accounting. The Company reported a loss from investment in NTS of $81,000 in the quarter ended June 30, 2001, representing 35% of NTS's actual net loss in the quarter of $1,248,000, limited to the carrying value of its investment in NTS at that time. Fiscal 2002 operations include the accounts of NTS in the consolidated results reported.

Net Loss Per Share
------------------

During the quarter ended June 30, 2002, the Company reported a net loss of $6,127,000, or ($.12) per share as compared with net income of $512,000, or $.03 per share in the corresponding period of the prior year. During the quarter ended June 30, 2002, there were outstanding 50,476,000 basic and diluted shares of common stock as compared with 17,989,000 basic and 19,168,000 diluted shares during the corresponding quarter of the previous year. The increase in the outstanding shares reflects (i) the additional shares issued in connection with the $8 million financing realized in 2001 and (ii) the associated merger and acquisition of NTS shares through the exchange of shares of Nestor, Inc.

During the six months ended June 30, 2002, the Company reported a net loss of $8,135,000, and ($.16) per share as compared with net income of $1,330,000, or $.07 per share in the corresponding period of the prior year. During the six months ended June 30, 2002, there were outstanding 50,476,000 basic and diluted shares of common stock as compared with 17,957,000 basic and 18,632,000 diluted shares during the corresponding period of the previous year.


ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
-------  ----------------------------------------------------

Management assesses their exposure to these risks as immaterial.

PART 2:    OTHER INFORMATION




                                  NESTOR, INC.

                            FORM 10 Q - June 30, 2002



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

                                          NESTOR, INC.
                                          (REGISTRANT)

                                          /s/ Nigel P. Hebborn
DATE:  August 14, 2002                    --------------------------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer)