Form 10-Q
period 2002-09-30
NESTOR INC
filed 2002-11-18
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2002


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                        13-3163744
             ----------------------------     -----------------------------
               (State of incorporation)              (I.R.S. Employer
                                                   Identification No.)


         400 Massasoit Avenue; Suite 200, East Providence, RI         02914
        -------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


                                  401-434-5522
              (Registrant's Telephone Number, Including Area Code)


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


            Common stock, par value .01 per share: 50,241,112 shares
                      outstanding as of September 30, 2002

                                  NESTOR, INC.

                                   FORM 10 Q
                               September 30, 2002

                                     INDEX
--------------------------------------------------------------------------------
                                                                            Page
                                                                          Number
                                                                          ------

PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets
         -------------------------------------
         September 30, 2002 (Unaudited) and December 31, 2001                 3


         Condensed Consolidated Statements of Operations (Unaudited)
         -----------------------------------------------------------
         Quarters and nine months ended September 30, 2002 and 2001           4


         Condensed Consolidated Statements of Cash Flows (Unaudited)
         -----------------------------------------------------------
         Nine months ended September 30, 2002 and 2001                        5


         Notes to Condensed Consolidated Financial Statements                 6
         ----------------------------------------------------


Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition                        9

Item 3   Quantitative and Qualitative Disclosure of Market Risk              16



PART 2   OTHER INFORMATION                                                   17


                                                        Nestor, Inc.
                                           Condensed Consolidated Balance Sheets
                                           -------------------------------------

                                                                        September 30, 2002        December 31, 2001
                                                                        ------------------        -----------------
                                                                            (Unaudited)               (Note 1)
                                       Assets
                                       ------
Current assets:
---------------
    Cash and cash equivalents                                             $    1,094,181          $    2,294,987
    Restricted  cash                                                             752,096                 943,926
    Accounts receivable - net of allowance for doubtful accounts                  89,625                 158,206
    Unbilled contract revenue                                                     77,718                 595,023
    Inventory  (raw materials)                                                   463,287                 375,098
    Other current assets                                                         136,151                 298,273
                                                                          --------------          --------------
         Total current assets                                                  2,613,058               4,665,513

Noncurrent assets:
------------------
    Long term unbilled contract revenue                                              ---                 421,399
    Capitalized system costs - net of accumulated depreciation                 1,872,873               2,079,938
    Property and equipment - net of accumulated depreciation                     543,045                 652,644
    Goodwill                                                                   5,580,684              14,080,684
    Patent development costs - net of accumulated amortization                   151,079                 135,242
                                                                          --------------          --------------
Total Assets                                                              $   10,760,739          $   22,035,420
                                                                          ==============          ==============


             Liabilities and Stockholders' Equity
             ------------------------------------

Current liabilities:
--------------------
    Accounts payable                                                      $    1,010,541          $      601,361
    Accrued employee compensation                                                317,064                 478,444
    Accrued liabilities                                                        1,105,520                 944,298
    Deferred income                                                               10,099                 481,892
    Leases payable                                                               251,853                 306,327
    Restructuring reserve                                                        608,540                     ---
                                                                          --------------          --------------
         Total current liabilities                                             3,303,617               2,812,322

Noncurrent liabilities:
-----------------------
    Long term deferred income                                                        ---                 421,399
    Long term leases payable                                                   2,957,440               2,409,202
                                                                          --------------          --------------
         Total liabilities                                                     6,261,057               5,642,923
                                                                          --------------          --------------
    Commitments and contingencies                                                    ---                     ---

Stockholders' equity:
---------------------
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
    issued and outstanding:  Series B - 235,000 shares
    at September 30, 2002 and December 31, 2001                                  235,000                 235,000
    (liquidation value $1.00 per share)
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 50,241,112 shares at September 30, 2002
    and December 31, 2001                                                        502,411                 502,411
Warrants                                                                       1,692,096               2,612,368
Additional paid-in capital                                                    44,129,789              43,129,655
Retained deficit                                                             (42,059,614)            (30,086,937)
                                                                          ---------------         ---------------
       Total stockholders' equity                                              4,499,682              16,392,497
                                                                          --------------          --------------

Total Liabilities and Stockholders' Equity                                $   10,760,739          $   22,035,420
                                                                          ==============          ==============

       The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                     Nestor, Inc.
                                 Condensed Consolidated Statements of Operations
                                 -----------------------------------------------
                                                     (Unaudited)

                                                          Quarter Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                     ------------------------------       -------------------------------
                                                          2002             2001                 2002            2001
                                                          ----             ----                 ----            ----
Revenues:
      Product royalties                              $        925      $     78,478       $      664,401    $  2,769,724
      Product license and services                        180,150           107,640            1,123,151         184,003
                                                     ------------      ------------       --------------    ------------
           Total revenues                                 181,075           186,118            1,787,552       2,953,727
                                                     ------------      ------------       --------------    ------------

Operating expenses:
      Cost of goods sold                                  239,212               ---            1,379,208             ---
      Engineering services                                625,763           155,912            1,474,406         239,502
      Research and development                             30,252           238,229            1,572,893         593,560
      Selling and marketing expenses                       93,154            52,817              518,416         457,285
      General and administrative expenses                 299,662           254,360            1,292,930         710,885
      Restructuring costs                                     ---               ---              742,705             ---
      Capitalized system costs impairment                     ---               ---              794,281             ---
      Goodwill impairment                               5,500,000               ---            8,500,000             ---
                                                     ------------      ------------       --------------    ------------
           Total operating expenses                     6,788,043           701,318           16,274,839       2,001,232
                                                     ------------      ------------       --------------    ------------

Income (loss) from operations                          (6,606,968)         (515,200)         (14,487,287)        952,495

Gain on royalty assignment                              2,811,590               ---            2,811,590             ---

Other expense - net                                       (41,803)          (14,608)            (296,980)        (71,637)
                                                     -------------     -------------      ---------------   -------------

Income (loss) for the period before income taxes
  (benefit) and investment loss                        (3,837,181)         (529,808)         (11,972,677)        880,858

Income taxes (benefit)                                        ---               ---                  ---             ---

Loss from investment in affiliate                             ---               ---                  ---         (81,100)
                                                     ------------      ------------       --------------    -------------

Net income (loss) for the period                     $ (3,837,181)     $   (529,808)      $  (11,972,677)   $    799,758
                                                     =============     =============      ===============   ============

Income (loss) per share:
      Basic                                          $      (0.08)     $      (0.02)      $       (0.24)    $       0.04
                                                     =============     =============      ==============    ============

      Diluted                                        $      (0.08)     $      (0.02)      $       (0.24)    $       0.03
                                                     =============     =============      ==============    ============

Basic shares                                           50,476,112        28,885,738           50,476,112      21,599,653

Net effect of dilutive shares -
   based on the treasury stock method:
      Warrants                                                ---               ---                  ---       1,863,239
      Stock options                                           ---               ---                  ---         764,498
                                                     ------------      ------------       --------------    ------------

Diluted shares                                         50,476,112        28,885,738           50,476,112      24,227,390
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



                                                   Nestor, Inc.
                                 Condensed Consolidated Statements of Cash Flows
                                 -----------------------------------------------
                                                   (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                          2002                        2001
                                                                          ----                        ----
Cash flows from operating activities:
    Net income (loss)                                                $   (11,972,677)           $      799,758
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                       443,227                   125,937
         Loss on disposal of fixed assets                                     14,688                       ---
         Loss from investment in affiliate                                       ---                    81,100
         Goodwill impairment                                               8,500,000                       ---
         Capitalized system costs impairment                                 794,281                       ---
         Gain on royalty assignment                                       (2,811,590)                      ---
         Expenses charged to operations relating to options,
          warrants and capital transactions                                   79,862                    79,863
         Increase (decrease) in cash arising from
          changes in assets and liabilities:
           Restricted cash                                                   191,830                       ---
           Accounts receivable                                                68,581                   579,693
           Unbilled contract revenue                                          77,807                   383,858
           Inventory                                                        (141,866)                   92,367
           Other assets                                                      162,122                    65,263
           Accounts payable and accrued expenses                             409,022                  (115,762)
           Deferred income                                                  (260,805)                 (578,013)
           Restructuring reserve                                             608,540
                                                                     ---------------            --------------
           Net cash provided (used) by operating activities               (3,836,978)                1,514,064
                                                                     ----------------           --------------

Cash flows from investing activities:
    Payments from affiliate - net                                                ---                   322,952
    Cash of acquired affiliate                                                   ---                   361,804
    Acquisition costs                                                            ---                  (550,270)
    Proceeds from royalty assignment - net                                 3,040,100                       ---
    Investment in capitalized systems                                       (842,767)                      ---
    Purchase of property and equipment                                       (47,849)                  (23,280)
    Proceeds from sale of property and equipment                              11,600                       ---
    Patent development costs                                                 (18,676)                  (53,732)
                                                                     ---------------            --------------
           Net cash provided by investing activities                       2,142,408                    57,474
                                                                     ---------------            --------------

Cash flows from financing activities:
    Repayment of line of credit                                                  ---                  (419,769)
    Repayment of obligations under capital leases                            (36,766)                  (11,243)
    Proceeds from leases payable                                             530,530                       ---
    Proceeds from issuance of common stock - net                                 ---                 3,950,123
                                                                     ---------------            --------------
           Net cash provided by financing activities                         493,764                 3,519,111
                                                                     ---------------            --------------

    Net change in cash and cash equivalents                               (1,200,806)                5,090,649

    Cash and cash equivalents - beginning of period                        2,294,987                   150,035
                                                                     ---------------            --------------

    Cash and cash equivalents - end of period                        $     1,094,181            $    5,240,684
                                                                     ===============            ==============

Supplemental cash flows information
    Interest paid                                                    $       223,164            $       20,331
                                                                     ===============            ==============

    Income taxes paid                                                $           ---            $          ---
                                                                     ===============            ==============

      Significant non-cash transactions are described in Notes 2 and 4.

      The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002

Note 1 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

          Certain operating expenses reported at March 31, 2002 and June 30, 2002 have been reclassified to conform to the September 30, 2002 presentation.

          Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. In 1999 and 2000, NTS sold shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. On September 12, 2001, NTS was merged into a wholly-owned subsidiary of the Company. Accordingly, the consolidated financial statements include NTS balance sheet accounts at December 31, 2001 and September 30, 2002, and operating results for the period from September 13, 2001 through year end and for the quarter and nine months ended September 30, 2002. All intercompany transactions and balances have been eliminated.

          On May 18, 2001, Nestor, Inc. ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and customer relationship management ("CRM"). Through license agreements entered into with Applied Communications, Inc. ("ACI") on February 1, 2001, and with Retail Decisions, Inc. ("ReD") on May 18, 2001, co-exclusive development, licensing and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. Nestor continued to receive royalties from ACI licensing revenues realized from licensing of the Company's products through June 30, 2002 (See Note 4 also.). In addition, all expenses associated with development, support and selling these products were transferred to these parties.

          Presented below is summarized NTS financial information at September 30, 2001 and for the quarter and nine months then ended: September 30, 2001

           Current assets                 $  4,472,000
           Noncurrent assets                 2,297,000
           Current liabilities               1,397,000
           Long term liabilities             1,749,000
           Stockholders' equity              3,623,000

                                          Quarter Ended        Nine Months Ended
                                          Sept. 30, 2001         Sept. 30, 2001
                                          --------------       -----------------
           Total revenues                 $    336,000            $    896,000
           Operating expenses                2,065,000               5,230,000
           Net loss                          1,812,000               4,520,000



Note 2 -  Goodwill and Other Intangible Assets:
          As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth new financial accounting and reporting standards that require goodwill to be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized, but tested for impairment on an annual basis, or whenever indicators of impairment are identified. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairment identified accounted for as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

          Based on the decline of the Company's stock price during the second and third quarters however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25 and September 30, 2002 stock price of $.09. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective quarters. If the Company's stock price declines below $.09 at a future quarterly measurement date and is deemed to be other than temporary, further impairment changes will be required in the respective future period. The Company will continue to monitor goodwill for potential impairment.

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

Note 3 -  Restructuring:
          In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs (which are separately disclosed in the Statement of Operations) of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. After offsetting security deposits against restructuring costs and paying $85,000 in severance benefits, at September 30, 2002, $609,000 remains outstanding and is recorded on the balance sheet as a restructuring reserve.

Note 4 -  Financing and Service Agreements:
          On September  3, 2002,  the Company  filed a Schedule  14C  Definitive
          Information Statement with the Securities and Exchange Commission regarding the following agreements.

          Churchill Lane Associates Financing Agreement
          ---------------------------------------------

          On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under the license agreement between the Company and ACI ("ACI License"). CLA is owned and controlled by Alan M. Wiener, Alvin J. Siteman and Robert
          M. Carroll, directors and shareholders of the Company. The MOU also provided a schedule for advances by CLA to provide interim financing to the Company during the period prior to the closing. Upon closing on September 30, 2002, CLA paid the Company $3.1 million in cash (less advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

          After offsetting $860,000 of ACI unbilled contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.

          Electronic Data Systems Corporation Agreement Modifications
          -----------------------------------------------------------

          Pursuant to a letter agreement between NTS and Electronic Data Systems Corporation ("EDS"), dated July 18, 2002, the EDS Master Lease Purchase Agreement dated June 28, 2001 was modified to provide: (i) a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003; (ii) a moratorium on all principal repayments through June 30, 2003, at which time regular monthly payments will resume; (iii) all lease payments in arrears as of June 30, 2002 will be accrued and payable as follows, $150,000 on September 30, 2003, $100,000 on December 31, 2003, and $100,000 on
          March 30, 2004; and (iv) effective July 1, 2002, the interest rate factor upon which the lease payments are based will be lowered from approximately 19% to 12% per annum. Accordingly, $228,000 of EDS lease payable is classified as short term at September 30, 2002. These modifications were initiated because the Company was delinquent on payments and had fallen out of compliance with the lease agreement. EDS has informed NTS that it will not extend additional financing. The letter agreement has not yet been formally documented or executed.

          In addition, EDS has agreed to amend the Services Agreement by; (i) eliminating the monthly minimum fee, (ii) reducing the per ticket processing fees charged, (iii) obtaining a license to the Company's CrossingGuard citation composer software to support their services, and (iv) applying the amendments retroactive to January 1, 2002. During this period January through June 2002, NTS recorded in cost of goods sold approximately $210,000 in processing fees under the original service agreement terms. The amendment reduces fees owed for the period January through September 2002 to approximately $70,000. NTS will record the necessary reduction in cost of goods sold upon execution of the amended agreement.

Note 5 -  Litigation:
          On July 12, 2002, Baldwin Line Construction of Maryland, Inc. filed a lawsuit against Nestor Traffic Systems, Inc. in Fairfax County, Virginia, seeking $117,105 plus interest related to invoices they claim are owed for construction work in Falls Church, Virginia. The suit has been transferred to Arlington County, Virginia. On November 15, 2002, NTS answered by filing its Grounds of Defense, asking the court to dismiss the case. Additionally on November 15, 2002, NTS filed a counterclaim alleging breach of contract and breach of warranty, seeking a $400,000 judgment to cover NTS's losses in remedying the installation and lost revenues suffered from late delivery of the system.

          Management believes that all bona-fide invoices for services due to Baldwin have been paid and intends to defend itself against these additional claims. Costs associated with the suit are being expensed as incurred. Although NTS believes that it will prevail, there can be no assurance as to the outcome of Baldwin's suit and NTS's counterclaim. Any conclusion of this litigation in a manner adverse to NTS may have an adverse effect on its financial condition.

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

The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. A significant portion of the Company's business has been derived from individually substantial contracts, and the timing of such installations and licenses has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under licenses with no significant continuing obligations, it recognizes a significant portion of its revenue upon the delivery of the product and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 2001 Form 10-K and the Company's Schedule 14C Definitive Information Statement filed on September 3, 2002.

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

Goodwill and Long-Lived Asset Impairment

In assessing the recoverability of the Company's long-term assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record additional impairment charges. On January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company completed the transitional impairment test of goodwill during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value for purposes of performing these anaylses.

Based on the decline of the Company's stock price during the second and third quarters however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25 and September 30, 2002 stock price of $.09. Such computation resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective quarters. If the Company's stock price declines below $.09 at a future quarterly measurement date and is deemed to be other than temporary, further impairment changes will be required in the respective future period. The Company will continue to monitor goodwill for potential impairment.

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

Restructuring Cost and Reserve

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. After offsetting security deposits against restructuring costs and paying $85,000 in severance benefits, at September 30, 2002, $609,000 remains outstanding and is recorded on the balance sheet as a restructuring reserve.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1 of the Form 10-K financial statements, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing. Management's plans in regard to these matters are discussed in Note 1 of the Form 10-K financial statements and in the Company's Schedule 14C Definitive Information Statement filed on September 3, 2002. On September 30, 2002, the Company assigned certain of its rights to ACI royalty income in exchange for $3,100,000 in cash. The assignment is discussed more fully in Note 4 to the financial statements. The quarterly financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ultimate ability to raise additional financing and/or capital.

The Company had consolidated cash and cash equivalents of approximately $2,295,000 at December 31, 2001 which were fully expended by June 30, 2002. At September 30, 2002, the Company had cash and cash equivalents of $1,094,000 remaining from the ACI royalty assignment after replenishing $752,000 of restricted cash. The Company had restricted cash of approximately $122,000 at June 30, 2002, and $944,000 at December 31, 2001. At September 30, 2002, the
Company had a working capital deficit of $691,000 as compared with a working capital deficit of $2,239,000 at June 30, 2002 and working capital of $1,853,000 at December 31, 2001.

The Company's net worth at September 30, 2002 was $4,500,000, as compared with a net worth of $8,310,000 at June 30, 2002 and $16,392,000 at December 31, 2001.
The decrease in net worth results primarily from the net operating loss reported including the write-down of goodwill and certain capitalized system costs, as well as recorded restructuring costs.

Additional capital will be required to enable the Company to carry out product delivery efforts under current contracts, to underwrite the costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, and for other operating uses. If the Company does not realize additional equity and/or debt capital and revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

The funding provided by the ACI royalty assignment is expected to be adequate to support the Company's operating expenses through the remainder of the year. As of September 30, 2002, the Company had 138 CrossingGuard approaches under contract, of which 41 were operational and 97 were in various stages of analysis and delivery. To complete these approaches, the Company will be required to raise additional capital to cover the equipment, construction and delivery costs.

The Company has retained investment advisors and is actively pursuing the raising of additional capital. The possible success of these efforts, and the effect of any new capital on the current structure of the Company, cannot be determined as of the date of this filing.

Lease Financing

Pursuant to a letter agreement between NTS and Electronic Data Systems Corporation ("EDS"), dated July 18, 2002, the EDS Master Lease Purchase Agreement dated June 28, 2001 was modified to provide: (i) a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003; (ii) a moratorium on all principal repayments through June 30, 2003, at which time regular monthly payments will resume; (iii) all lease payments in arrears as of June 30, 2002 will be accrued and payable as follows, $150,000 on September 30, 2003, $100,000 on December 31, 2003, and $100,000 on
March 30, 2004; and (iv) effective July 1, 2002, the interest rate factor upon which the lease payments are based will be lowered from approximately 19% to 12% per annum. Accordingly, $228,000 of EDS lease payable is classified as short term at September 30, 2002. EDS has informed the Company that it will not extend additional financing. The letter agreement has not yet been formally documented or executed.

Deferred Income

Most of the licenses underlying ACI royalties provided for a minimum monthly license fee over the term of the respective license. The Company had deferred recognition of these amounts over the customer license term prior to September 30, 2002 when such deferred income was eliminated in connection with the royalty assignment (See Note 4 also). Total deferred income was $641,000 at June 30, 2002 as compared with $903,000 at December 31, 2001. The change is substantially due to the decrease in recorded minimum license fees as customers approach the end of their initial license terms. Upon execution of the ACI source code license on February 1, 2001, the Company ceased the capitalization of expected minimum payments due from new PRISM sublicensees of ACI as the necessary information was no longer directly available to the Company.

Future Commitments

The Company has no material commitments for capital expenditures although management may make such future commitments.

RESULTS OF OPERATIONS

Prior to September 12, 2001, the 2001 reported operations of the Company included only those revenues and expenses related to Nestor, Inc. operations of licensing risk management products and services, primarily through ACI and ReD. All prior year operating expenses related primarily to risk management support services, and were eliminated by May 2001 through two source code license agreements, with ACI and Retail Decisions, Inc., and the transfer of associated operating personnel to these companies in support of these source code licenses. During 2002, Nestor, Inc. received royalties from ACI, and prior licensees of the technology, and carries no operating expenses except for miscellaneous administrative expenses associated with risk management and related services, patent maintenance activities and general corporate matters.

As a result of the merger with Nestor Traffic Systems, Inc. (NTS) on September 12, 2001, the revenues and expenses of NTS are included in the operating results of the Company subsequent to the merger, and represent the majority of 2002 operating expenses reported.

For the quarter ended September 30, 2002, the Company realized consolidated revenues totaling $181,000 and expenses of $6,788,000, which resulted in a consolidated operating loss for the quarter of $6,607,000. The Company reported a consolidated net loss of $3,837,000 for the current quarter after recording a $2,812,000 gain on the ACI royalty assignment and other expenses of $42,000, primarily interest expense on capital leases. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $186,000 and $701,000, respectively, producing a loss from operations of $515,000; and after other expenses of $15,000, the Company reported net income of $530,000.

For the nine-month period ended September 30, 2002, the Company realized consolidated revenues totaling $1,788,000 and expenses of $16,275,000, which resulted in a consolidated operating loss for the nine-month period of $14,487,000. The Company reported a consolidated net loss of $11,973,000 for the nine-month period after recording a $2,812,000 gain on the ACI royalty assignment and other expenses of $296,000, primarily interest expense on capital leases. In the corresponding nine-month period of the prior year, consolidated revenues and expenses totaled $2,954,000 and $2,001,000, respectively, producing income from operations of $953,000; and after other expenses and loss from investment in affiliate, the Company reported net income of $800,000.

Revenues

The Company's consolidated revenues arose (i) directly from licensing of the Company's technology and products in specific fields of use (risk management with ACI and character recognition with Pearson NCS), and (ii) through its wholly-owned subsidiary NTS from services, software licensing, equipment leasing, and support activities regarding its CrossingGuard and other traffic management products.

During the quarter ended September 30, 2002, consolidated revenues decreased 3% to $181,000 from $186,000 in the quarter ended September 30, 2001. During the nine months ended September 30, 2002, consolidated revenues decreased 39% to $1,788,000 from $2,954,000 in the prior year.

Product Royalties

Product royalty revenues were $925 in the quarter ended September 30, 2002, a 99% decrease from $78,000 reported in the same quarter of the prior year. For the nine-month period ended September 30, 2002, product royalties were $664,000, a 76% decrease from $2,770,000 reported in the corresponding nine-month period of the prior year.

The decrease in revenues from the prior-year is attributable to source code licenses realized from ACI ($1,104,000) in February 2001 and Retail Decisions, Inc. ($832,000) in May 2001, the decrease in monthly software license royalties received from ACI, from 40% to 15% of risk management product revenues, as a result of the termination of the former ACI agreement effective February 1, 2001. These decreases are offset in part by $174,000 in increased initial license fees from ACI customers during the second quarter of 2002. Product royalties were substantially eliminated with the ACI royalty assignment effective July 1, 2002.

Product License and Processing Services

During the quarter ended September 30, 2002, revenues from product license and services increased 67% to $180,000 from $108,000 in the corresponding quarter of the prior year. During the nine-months ended September 30, 2002, revenues from product license and services increased 510% to $1,123,000 from $184,000 for the comparable period of the prior year.

The prior year revenues realized by Nestor, Inc. of $76,000 year-to-date were not repeated in 2002 since installation, customization, and modeling services are no longer provided to ACI customers under the new ACI agreement. Year-to-date 2002 reflects revenues realized by NTS and traffic management license and services. NTS revenues of $417,000 were generated from Rail projects substantially completed during the first quarter, TrafficVision revenues of $165,000 earned in April 2002 and CrossingGuard revenues of $541,000 were derived primarily from (i) pilot projects delivered in Dubuque, IA, and Overland Park, KS in February 2002 and (ii) citation processing volumes in Falls Church, VA, Long Beach, CA, Rancho Cucamonga, CA and Vienna, VA installations.

Operating Expenses

Total operating expenses amounted to $6,788,000 in the quarter ended September 30, 2002, an increase of $6,087,000 (768%) from total operating costs of
$701,000 in the corresponding quarter of the prior year. Operating expenses totaled $16,275,000 in the nine-month period ended September 30, 2002, an increase of $14,274,000 (613%) over the $2,001,000 reported for the corresponding period of the prior year. The 2001 operating expenses reflect risk management operations that were transferred to ACI and ReD in 2001. The 2002 operating expenses reflect current traffic management operations.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $239,000 in the quarter and $1,379,000 in the nine months ended September 30, 2002 as compared to none in the prior year. As NTS was not consolidated until September 13, 2001, there is no related CGS for the prior periods reported.

CGS expenses also include third party goods and services related to revenues recorded in the respective periods. CGS expenses are high in proportion to revenues realized due to (i) rail projects completed in the first quarter that carried higher equipment and construction costs than prior experience as NTS acted as prime contractor on these construction related projects, and (ii) our back-office processing agreement with EDS required a monthly minimum fee that was proportionately high in relation to actual ticket volumes generated. As discussed in Note 4, in July 2002 a letter agreement was reached to eliminate the monthly minimum fee, reducing the per-ticket processing fees charged retroactive to January 1, 2002. NTS will record the necessary reduction in CGS upon execution of the amended agreement. Additionally, in the quarter ended September 30, 2002, NTS reclassified customer-related telecommunications expenses from various operating expenses to CGS, effective October 1, 2001.

Engineering Services

Costs related to engineering services totaled $626,000 in the quarter ended September 30, 2002, as compared to $156,000 in the corresponding quarter of the prior year. During the nine-months ended September 30, 2002, engineering costs were $1,474,000 as compared to $240,000 in the prior year. The increases reflect the transition from risk management software licensing engineering support in 2001 to traffic management delivery and support activities in 2002.

Research and Development

Research and development expenses totaled $30,000 in the quarter ended September 30, 2002, as compared with $238,000 in the year-earlier period. During the nine-months ended September 30, 2002, R&D costs were $1,573,000 as compared to $593,000 in the prior year. R&D activity was initially much higher in regards to the newer traffic management product line than in the prior risk management line. In March 2002 and June 2002, management took steps to reduce the level of expenses in the Company, including the heavy use of third party contractors to support development projects.

Selling and Marketing

Selling and marketing costs totaled $93,000 in the quarter ended September 30, 2002, as compared with $53,000 in the corresponding quarter of the prior year, an increase of 75%. During the nine-months ended September 30, 2002, selling and marketing costs were $518,000 as compared to $457,000 in the prior year. The increase reflects the transition to the traffic management business. The June 2002 reorganization significantly reduced ongoing sales and marketing expenses.

General and Administrative

General and administrative expenses totaled $300,000 in the quarter ended September 30, 2002, as compared with $254,000 in the corresponding quarter of the prior year, representing an increase of 18%. General and administrative expenses totaled $1,293,000 in the nine-month period ended September 30, 2002, as compared to $711,000 in the corresponding period of the prior year, representing  an increase of 82%.  The  increase  reflects  the  combination  of general and administrative expenses as a result of the September 2001 NTS merger. General and administrative expenses had been shared by the two companies previously and are now combined, and NTS also contributed higher expenses related to broader operational and territorial operations. The June 2002 reorganization significantly reduced ongoing general and administrative expenses.

Restructuring Costs

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. After offsetting security deposits against restructuring costs and paying $85,000 in severance benefits, at September 30, 2002, $609,000 remains outstanding and is recorded on the balance sheet as a restructuring reserve.

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

Based on the decline of the Company's stock price during the second and third quarters however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25 and the September 30, 2002 stock price of $.09. Such computations resulted in a goodwill impairment charges of $3,000,000 and $5,500,000 recorded as an operating expense during the respective quarters. If the Company's stock price declines below $.09 at a future quarterly measurement date and is deemed to be other than temporary, further impairment charges will be required in the respective future periods. The Company will continue to monitor goodwill for potential impairment.

Gain on Royalty Assignment

On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under the license agreement between the Company and ACI ("ACI License"). CLA is owned and controlled by Alan M. Wiener, Alvin J. Siteman and Robert M. Carroll, directors and shareholders of the Company. The MOU also provided a schedule for advances by CLA to provide interim financing to the Company during the period prior to the closing. Upon closing on September 30, 2002, CLA paid the Company $3.1 million in cash (less advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

After offsetting $860,000 of unbilled ACI contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.

Other Expense - Net

Other  expenses  totaled  $42,000 in the quarter  ended  September  30, 2002, as compared with $15,000 in the corresponding quarter of the prior year, representing an increase of 180%. Other expenses totaled $297,000 in the nine-month period ended September 30, 2002, as compared to $72,000 in the corresponding period of the prior year, representing an increase of 313%. The increases reflect interest expense realized on capital leases incurred by NTS to assist in financing the delivery costs of CrossingGuard systems under service fee contracts to municipalities.

Loss from Investment in Affiliate

During March and November 1999, the Company's subsidiary NTS sold, in the aggregate, common stock interests totaling 58% of its equity. In June 2000, NTS sold additional common stock equity reducing the Company's equity position in the affiliate to 34.6%.

As a result, the Company's interests in NTS during 2000 and through September 12, 2001 are accounted for under the equity method of accounting. The Company reported a loss from investment in NTS of $81,000 in the quarter ended March 31, 2001, representing 35% of NTS's actual net loss in the quarter of $1,248,000, limited to the carrying value of its investment in NTS at that time. The 2002 operations include the accounts of NTS in the consolidated results reported.

Net Loss Per Share

During the quarter ended September 30, 2002, the Company reported a net loss of $3,837,000, or ($.08) per share as compared with a net loss of $530,000, or ($.02) per share in the corresponding period of the prior year. During the quarter ended September 30, 2002, there were outstanding 50,476,000 basic and diluted shares of common stock as compared with 28,886,000 basic and diluted shares during the corresponding quarter of the previous year. The increase in the outstanding shares reflects (i) the additional shares issued in connection with the $8 million financing realized in 2001 and (ii) the associated merger and acquisition of NTS shares through the exchange of shares of Nestor, Inc.

During the nine months ended September 30, 2002, the Company reported a net loss of $11,973,000, and ($.24) per share as compared with net income of $800,000, or $.04 per basic and $.03 per diluted share in the corresponding period of the prior year. During the nine months ended September 30, 2002, there were outstanding 50,476,000 basic and diluted shares of common stock as compared with 21,600,000 basic and 24,227,000 diluted shares during the corresponding period of the previous year.


ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Management assesses their exposure to these risks as immaterial.


ITEM 4:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President/Chief
Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President/Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the President/Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART 2:    OTHER INFORMATION

                                  NESTOR, INC.

                         FORM 10 Q - September 30, 2002


Item 1:   Legal Proceedings

          On July 12, 2002, Baldwin Line Construction of Maryland, Inc. filed a lawsuit against Nestor Traffic Systems, Inc. in Fairfax County, Virginia, seeking $117,105 plus interest related to invoices they claim are owed for construction work in Falls Church, Virginia. The suit has been transferred to Arlington County, Virginia. On November 15, 2002, NTS answered by filing its Grounds of Defense, asking the court to dismiss the case. Additionally on November 15, 2002, NTS filed a counterclaim alleging breach of contract and breach of warranty, seeking a $400,000 judgment to cover NTS's losses in remedying the installation and lost revenues suffered from late delivery of the system.

          Management believes that all bona-fide invoices for services due to Baldwin have been paid and intends to defend itself against these additional claims. Costs associated with the suit are being expensed as incurred. Although NTS believes that it will prevail, there can be no assurance as to the outcome of Baldwin's suit and NTS's counterclaim. Any conclusion of this litigation in a manner adverse to NTS may have an adverse effect on its financial condition.

Item 2:   Changes in Securities

Item 3:   Defaults on Senior Securities

Item 4:   Submission of Matters to a Vote of Security Holders

          The Registrant's annual meeting of stockholders was held on May 22, 2002. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:


           1.       Election of Directors            For             Against
                    ---------------------            ---             -------
                    Robert M. Carroll          36,371,924            119,272
                    Leon N Cooper              36,371,924            119,272
                    Charles Elbaum             36,371,924            119,272
                    J. Steve Emerson           36,371,924            119,272
                    David Fox                  36,371,924            119,272
                    David A. Polak             36,371,924            119,272
                    Bruce W. Schnitzer         36,331,924            159,272
                    Alvin J. Siteman           36,371,924            119,272
                    Alan M. Wiener             36,371,924            119,272


           2. Ratification of Appointment of Ernst & Young, LLP as Independent Auditors for 2002

                        For                 Against              Abstain
                        ---                 -------              -------
                    36,457,055              27,369                6,772


Item 5:   Other Information

          On August 9 and 29, 2002,  the  Corporation  filed with the Securities
          and  Exchange  Commission  a  Schedule  14C  Preliminary   Information
          Statement, which is hereby incorporated by reference.

          On September 3, 2002, the Corporation filed with the Securities and Exchange Commission a Schedule 14C Definitive Information Statement, which is hereby incorporated by reference.

          On November 6, 2002, the Corporation filed with the Securities and Exchange Commission a Schedule 13D for J. Steven Emerson and J. Steven Emerson Roth IRA, dated October 31, 2002, which is hereby incorporated by reference.

          On November 6, 2002, the Corporation filed with the Securities and Exchange Commission a Schedule 13D for David A. Polak, Polak Investors, LLC, and NTS Investors, LLC, dated October 31, 2002, which is hereby incorporated by reference.

Item 6:   Exhibits and reports on Form 8-K

               (a)  Exhibits - None

               (b) On October 10, 2002, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated September 30, 2002, which is hereby incorporated by reference.

                                    FORM 10-Q

                                  NESTOR, INC.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NESTOR, INC.
                                       (REGISTRANT)


                                               /s/ Nigel P. Hebborn
                                       -----------------------------------------
DATE:  November 18, 2002               By:  Nigel P. Hebborn
                                           President, Chief Executive Officer
                                            and Chief Financial Officer






                         CERTIFICATION UNDER SECTION 906
                       OF THE SARABANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Nestor, Inc.

                                               /s/ Nigel P. Hebborn
                                       -----------------------------------------
                                       By:  Nigel P. Hebborn
                                            President, Chief Executive Officer
                                            and Chief Financial Officer