Form 10-K
period 2002-12-31
NESTOR INC
filed 2003-03-31
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the period ended              December 31, 2002
                                 -----------------------------------------

                                 OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           --------------    --------------

                         Commission file Number 0-12965

                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        13-3163744
    ------------------------                          ---------------------
    (State of incorporation)                             (I.R.S. Employer
                                                        Identification No.)

      400 Massasoit Avenue; Suite 200, East Providence, Rhode Island 02914
      --------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

                                 (401) 434-5522
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                            Exhibit Index is on Page:     55
                                                                      ----------

The aggregate market value of the 24,034,535 shares of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on February 28, 2003 was $2,163,108. The number of shares outstanding of the Registrant's Common Stock at February 28, 2003 was 99,241,112.

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

Exclusive rights in the field of traffic-management solutions were granted to the Company's wholly-owned subsidiary NTS on January 1, 1997; co-exclusive rights in the field of Risk Management and non-exclusive rights in the field of CRM are held by Applied Communications, Inc. (ACI) and Retail Decisions, Inc.
(ReD); and non-exclusive rights in the field of ICR are held by NCS.

NTS is an emerging leader in providing innovative, video-based monitoring systems and services for traffic management and safety. NTS incorporates patented pattern-recognition technologies into intelligent, real-time solutions that promote traffic efficiency, intersection safety, and railway grade crossing monitoring and safety. In the past, NTS has developed and marketed CrossingGuard(R), Rail CrossingGuard(R), and TrafficVision(R). These products are a combination of Nestor-developed software and modular hardware components that provide monitoring for traffic-data collection, control of traffic flows, enforcement and emergency response. These products are flexible and can be configured to a wide range of road configurations, including open roads and intersections.

RECENT DEVELOPMENTS

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard(R) installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities.

PRODUCTS

The Company's traffic enforcement products use high speed image processing and target-tracking technology applied to real-time video scenes. The products use software and video cameras to detect a range of traffic-related elements at highways, intersections, and grade crossings.

CrossingGuard(R). CrossingGuard is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation. The software, through a video camera, tracks vehicles approaching an intersection. Based on the vehicle's speed, acceleration, and distance from the intersection, the system predicts whether a red light violation will occur. If a violation is expected to occur, the system can send a signal to the traffic controller to request a brief extension of the red phase for cross traffic. This helps prevent a collision between the violator and vehicles in the cross traffic accelerating on a green signal. The system simultaneously records the violation sequence, including a close-up of the vehicle and license plate, and transmits video evidence electronically to the police department, which reviews the violation and issues a citation. Citation mailing and other back-office services are provided by the Company.

The Company provides a complete turnkey solution, offering violation review, citation preparation and processing, billing and collection, court scheduling, evidence, and resolution. In addition, the Company provides direct, remote, and online equipment monitoring and maintenance primarily through its field and office personnel and through local contractors as necessary.

The CrossingGuard system consists of a video camera installed on top of a roadside pole or mast arm. A personal computer is installed in the traffic controller cabinet or in an enclosure by the wayside. High-speed communications transmit video and data from the intersection to a designated facility for processing. The facility is equipped with a CrossingGuard Server PC that receives and stores violation data and supports authorized viewing of violation video sequences.

CrossingGuard is built upon standard PC hardware and software components. This design provides the reliability and performance benefits of PC hardware and the ability to upgrade and add functionalities as needed. The Company purchases components from third party vendors, built in accordance with Nestor's specifications, and the systems are installed by local contractors.

CrossingGuard VIP. The CrossingGuard Video Intersection Profiling (VIP) program is a proprietary tool that the Company has developed to help municipalities pre-qualify intersections. Since intersection violation rates can range from an average of a few per day to over fifty per hour, the system helps the municipality develop an estimate of safety issues at a given intersection and the long-term ticket volume by counting and profiling violations for all directions at a particular intersection.

CrossingGuard Services. CrossingGuard Services is the complete package of services and support that can be customized to a client's needs. It consists of site planning and equipment installation, equipment maintenance, user training and support, violation review, citation preparation and processing, account management, toll free hotline support, public education, and expert testimony.

The economics of the CrossingGuard product are tied to the number of violations processed by the systems and the number of operating systems in the field. Generally, but not in all cases, the contracts require a monthly minimum fee designed to allow NTS to recover the value of the system delivered, including a finance factor and maintenance costs, over the term of the contract.

As of December 31, 2002, NTS had forty-two approaches installed and generating citations, including two pilot program approaches, and an additional ninety-seven approaches under contract and in various stages of delivery. As of December 31, 2001, NTS had fourteen approaches installed and generating citations, and an additional sixty-eight approaches contracted for and in various stages of delivery. No assurances can be given that all approaches under contract will ultimately be installed. The Company realizes from $25 to $97 per citation issued or paid for system delivery, maintenance, software licensing, and processing services, depending upon state statutes regarding driver versus registered owner liability for a violation. Driver liability statutes require the driver be identified in the photographic evidence and the citation be sent to the identified driver. Registered owner statutes identify the vehicles owner, through DMV records, as the responsible party for a violation. As only the license plate is required for identification, program operating efficiencies are much higher resulting in lower per citation fees to cities. Current trends in the industry are towards compensating red-light program vendors on a fixed fee basis instead of a variable fee basis tied to ticket volumes. Actual results from deployment of CrossingGuard systems are expected to fluctuate substantially depending upon intersection selection and configuration, driver response to installed systems, and many other factors. Minimum monthly fee and fixed monthly fees would reduce the risk of fluctuations in citation issuance rates.

During 2002, NTS realized $844,000 in CrossingGuard related revenues, which is included in the Company's consolidated financial results in 2002. During 2001, NTS realized $226,000 in CrossingGuard related revenues, of which $80,000 is included in the Company's consolidated financial results in 2001.

Status of the CrossingGuard market. Ineffective red-light safety enforcement is a costly and growing problem that until recently has been largely unaddressed by technology solutions. There are an estimated 300,000 intersections with traffic signals in the United States where approximately 106,000 collisions and over 1,000 deaths occurred as a result of red-light running as per Federal Highway Administration 2000 statistics. First-generation Red-Light Camera Systems gained early acceptance as a means of automated traffic enforcement. While these systems have validated the market opportunity, they generally continue to rely on in-ground vehicle sensors ("loops") and still photography and have become inferior solutions because of their (i) significant roadbed installation issues,
(ii) high maintenance requirements, (iii) inherently low level of performance, and (iv) general lack of functionality.


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

On April 1, 2001, NTS completed its first Rail CrossingGuard installation in DuPage County, Illinois and had completed design work necessary to commence construction on the delivery of five Rail CrossingGuard units in Florida. In addition, NTS has received a contract from the Federal Railroad Administration ("FRA") to develop a portable Rail CrossingGuard unit for non-permanent data gathering capabilities. Also, NTS, working with GeoFocus, Inc., a Florida company, won a contract to expand two of the Rail CrossingGuard units in Florida to incorporate remote communication capabilities between Rail CrossingGuard units and train operators. During 2002, NTS realized $426,000 in Rail CrossingGuard related revenues, which is included in the Company's consolidated financial results in 2002. During 2001, NTS realized $828,000 in Rail CrossingGuard related revenues, of which $322,000 is included in the Company's consolidated financial results in 2001. During 2002, the Company reduced its marketing and sales efforts in this product line to focus its resources on the CrossingGuard red-light enforcement market.

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

TrafficVision. TrafficVision is a product that uses video cameras to monitor traffic flow and to send traffic data to a central Traffic Operations Center. Replacing short-life, high-maintenance, road-embedded copper-loop technologies from the 1950's, TrafficVision is a non-intrusive sensor system for traffic management. TrafficVision uses Nestor's proprietary high-speed image-processing technology to analyze video content to sense and monitor traffic on highways, roadways and intersections in real-time. TrafficVision recognizes and classifies multiple vehicles continuously so that surveillance and traffic management are based upon detailed, real-time information. TrafficVision is installed at 26 locations in Rhode Island and in the state's centralized Traffic Operations Center in Providence. During 2002, NTS realized $187,000 in TrafficVision related revenues, which is included in the Company's consolidated financial results in 2002. During 2001, NTS realized $183,000 in TrafficVision related revenues, of which $46,000 is included in the Company's consolidated financial results in 2001. During 2002, the Company reduced its marketing and sales efforts in this product line to focus its resources on the CrossingGuard red-light enforcement market.

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

Nestor's PRISM(R) fraud detection solutions help financial institutions detect and prevent fraudulent payments, manage merchant risks and identify illicit account usage (money laundering). The fraud detection products are used by many of the world's largest financial institutions and represented approximately 31% and 87% of Nestor's 2002 and 2001 revenues, respectively. Effective July 1, 2002, the Company assigned its ACI royalty rights (Note 12) and no longer receives product royalties.

Nestor's ICR applications increase productivity in document image-processing applications. Royalties from the ICR business represented less than 1% of Nestor's 2002 and 2001 revenues.

Nestor's technology is licensed to IBM on a non-exclusive basis for incorporation into hardware products known as the ZISC family of computer chips. Royalties from the IBM business represented less than 1% of Nestor's 2002 and 2001 revenues.

SALES, MARKETING AND METHODS OF DISTRIBUTION

The Company distributes and markets its intelligent traffic-management solution ("ITS") software and services in North America through a direct sales organization. The Company distributed its other software solutions in North America and throughout the world through third- party licensing and distribution agreements.

The Company is in the process of transitioning itself from a technology driven business to a sales and marketing enterprise. Currently, the Company markets its products and services to municipalities, governmental traffic management departments, or their integrators through its Providence and San Diego based two-person direct sales force. Since the traffic products require technical assistance during the sales and installation processes, the Company also maintains an in-house staff of eight engineers. The Company obtains product inquiries from product mailings, attendance at trade shows, trade press coverage and its Internet site. Most CrossingGuard contracts are obtained through competitive proposal processes in response to RFP's issued by municipalities.

The Company's Intelligent Character Recognition products are marketed by NCS. The Company's PRISM and eCLIPSE products are licensed through two distributors, Applied Communications, Inc. (ACI) and Retail Decision, primarily to financial institutions. Effective with the sale of the future royalty revenues due from the ACI license to Churchill Lane Associates, LLC (CLA) on September 30, 2002, no future revenues related to the PRISM business are expected to be realized by the Company.

During 2002, ACI accounted for 31% of the Company's revenues. During 2001, ACI and ReD accounted for 52%, and 24% of the Company's revenues, respectively. During 2000, ACI accounted for 65% of the Company's revenues. During 2002, Other Income of $2,812,000 was recorded as a result of the sale of the ACI royalty rights to CLA.

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

During 2002, the Company received two additional patents relative to the CrossingGuard product line. The first patent recognizes the Company's invention of providing for a collision avoidance feature in a video-based red light enforcement system. The second patent recognizes the invention of a video-based red light enforcement system integrating a client management system integrated with a court scheduling system for ticket processing and issuance. In March, the Company was informed that a third patent was being allowed relating to the Company's method of predicting and recording a red light violation with a video-based system.

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

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents and patents pending relating to improvements to the Company's basic technology (see "Patents"). The Company has additional patent applications pending as of December 31, 2002, primarily in the area of traffic management, enforcement and safety.

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

The Company expended $1,604,000, $1,641,000 and $1,247,000 in the years ended December 31, 2002, 2001 and 2000 respectively, in support of the various aspects of Company-sponsored research and development. Prior to the September 12, 2001 merger, NTS expended $2,062,000 and $715,000 during 2001 and 2000, respectively, in support of the various aspects of NTS-sponsored research and development, which were not included in the December 31, 2002 consolidated financial statements of the Company.

PATENTS

The Company has continually sought and obtained patent protection for its proprietary neural networks and systems, which have as a principal feature rapid learning from a relatively small number of examples or the application of video techniques in traffic management applications. The Company's RCE neural network exhibits rapid learning and minimizes the internal connections needed for its functioning. The Company believes that these capabilities make the Company's technology uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. The Company's patents also cover multiple-neural-network systems, which enable the company to develop products that combine high accuracy with high processing speeds.

Patents issued in the traffic management field include a patent for an integrated traffic light violation citation generation and court date scheduling system using a video-based traffic violation recording unit and a patent for a video based traffic light collision avoidance system.

The Company owns eight United States patents and three foreign patents issued in four countries and Europe. The foreign patents correspond to one or more of the United States patents. The United States patents expire at various times from 2005 to 2019.

COMPETITION

The Company believes that CrossingGuard is more technologically advanced than most competing systems for traffic safety enforcement. Its competition generally consists of first generation "wet film" red light camera systems. These systems rely on in-ground sensor loops and wet film, or on digital still cameras that record only a few frames of evidence regarding a violation. For wet film systems, there is the added burden of retrieving, replacing, developing, and scanning the film.

CrossingGuard, on the other hand, is installed above the ground, on roadside poles or mast arms. (This helps avoid some of the logistical problems associated with installing in-ground sensors at an intersection.) In case of a dispute, unlike other systems, the violation video sequence has the ability to provide an instant replay of the event. Its digital video evidence consists of both front and rear vehicle images and is viewed by the police who then issue (or give authorization to issue) a citation. This ensures fairness so that violations may not be issued out of context (e.g., if the violation occurred to make way for an emergency vehicle, as part of a funeral procession, or to avoid a crash). In addition, a high conviction rate resulting from the extensive evidence saves court time and money, making the Company's video evidence preferred by city councils, law enforcement officials, courts, and the general public.

NTS's largest competitor in the intersection market is Affiliated Computer Services, Inc. (ACS), which has the greatest number of red-light camera systems installed. Among others are EDS, Laser Craft, Mulvihill ICS, Peek Traffic, Perceptics, Poltech, Redflex Traffic Systems, Traffipax, and Transcore. Although these companies use buried loops, still or digital cameras and/or wet film systems, some may pose a competitive threat due to their size, market share, legacy customer relationships, additional products offered, and/or citation-processing experience.

NTS's TrafficVision and Rail products face competition primarily from traffic-management-systems companies such as ISS, Econolite, Traficon, Iteris, Peek Traffic, Odetics, Computer Recognition Systems, Siemens, Sumitomo, and Rockwell International. Management believes that the platforms on which these products operate do not provide the image processing capabilities possessed by TrafficVision and Rail CrossingGuard. However, the Company is not currently investing substantial finances in the marketing or sales of these product lines.

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

EMPLOYEES

As of December 31, 2002, the Company had thirty-five full-time employees, including ten in software engineering and product development, nine in processing and system support, seven in program management and field services, two in sales and marketing and seven in management, finance and office support. All of these employees are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good.

The Company's success depends to a significant degree upon the continued employment of the Company's key personnel. Accordingly, the loss of any key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations. The Company believes its future success will depend upon its ability to attract and retain industry-skilled managerial, engineering, software development and sales personnel, for whom the competition has been intense. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified engineering and sales people. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such qualified personnel, and the failure to attract, assimilate and retain key personnel could have a materially adverse effect on the Company's business, financial condition and results of operations.

LICENSING, JOINT VENTURE AND DEVELOPMENT AGREEMENTS

The Company entered into license agreements and research and development contracts in order to obtain greater market penetration and additional funding of the development of its technology in specific fields of use.

Applied Communications, Inc. (ACI) On February 1, 2001, the Company entered into a new non-exclusive license agreement with Applied Communications, Inc., a subsidiary of Transaction Systems Architects, Inc. Pursuant to the license agreement, ACI has been granted the right to integrate and distribute all of the Company's PRISM and fraud detection products throughout ACI's worldwide sales and support network. ACI paid $1.1 million to the Company in four equal installments over the four months following February 1, 2001, and was required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments will be required. This agreement replaces the license agreement signed with ACI on April 18, 1997. Additionally, ACI hired twelve of the Company's engineering, modeling, and customer support employees and assumes responsibility for product enhancements, installation, modeling, and support for ACI licensees. The Company sold the royalty rights to CLA on July 1, 2002. The Company does not expect to receive future revenues from this license.

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

ITEM 2.     Properties.
            ----------

In 2001, NTS entered into a five-year lease for offices providing 9,600 square feet for approximately $10,800 per month located at 400 Massasoit Avenue, East Providence, Rhode Island 02914. NTS also maintains a local field office at 737 Pearl Street, La Jolla, CA 92037 on a twelve-month lease dated August 2002, and pays approximately $1,500 per month. NTS also maintains a local field office 6528 Greenleaf Avenue, Suite 104, Whittier, CA 90601 on a month-to-month basis, and pays approximately $410 per month. The Company believes these facilities are adequate to meet its needs in the foreseeable future.

In April 2001, NTS entered into a forty-six month sublease for its California operations at 10145 Pacific Heights Blvd., San Diego, CA 92121 providing for approximately 5,700 square feet for $12,050 per month. As a result of the Company's reorganization in early 2002, NTS could no longer use the amount of space leased. Due to past due lease payments, the landlord terminated the lease and notified NTS to leave the premises, which NTS did in early August 2002. The Company is carrying a reorganization reserve related to projected costs of settling this lease obligation, but has not reached agreement with the landlord as to termination costs as of this date.

ITEM 3.     Legal Proceedings.
            -----------------

On July 12, 2002, Baldwin Line Construction of Maryland, Inc. filed a lawsuit against Nestor Traffic Systems, Inc. in Fairfax County, Virginia, seeking $117,105 plus interest related to invoices they claim are owed for construction work in Falls Church, Virginia. The suit has been transferred to Arlington County, Virginia. On November 15, 2002, NTS answered by filing its Grounds of Defense. Additionally on November 15, 2002, NTS filed a counterclaim alleging breach of contract and breach of warranty, seeking a $400,000 judgment to cover NTS's losses in remedying the installation and lost revenues suffered from late delivery of the system. The parties are conducting depositions and the case is scheduled for trial in June 2003.

Management believes that all bona-fide invoices for services due to Baldwin have been paid and intends to defend itself against these additional claims, but has accrued $100,000 in the financial statements for costs related to this lawsuit. Costs associated with the suit are being expensed as incurred. Although NTS believes that it will prevail, there can be no assurance as to the outcome of Baldwin's suit and NTS's counterclaim. Any conclusion of this litigation in a manner adverse to NTS may have an adverse effect on its financial condition.

ITEM 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                                                        PART II

ITEM 5.    Market for Registrant's Common Stock and
           Related Security Holder Matters.
           ----------------------------------------

The Company's common stock was first offered to the public in December 1983 and is traded on the Nasdaq OTC Bulletin Board under the symbol "NEST."

                                     Low Bid      High Ask
                                     -------      --------

Year Ended December 31, 2002
----------------------------
         1st Quarter                 $  .45        $ 1.03

         2nd Quarter                 $  .18        $  .58

         3rd Quarter                 $  .08        $  .28

         4th Quarter                 $  .02        $  .10



Year Ended December 31, 2001
----------------------------
         1st Quarter                 $  .44        $  .97

         2nd Quarter                 $  .75        $ 1.80

         3rd Quarter                 $ 1.00        $ 1.59

         4th Quarter                 $  .77        $ 1.20


As at February 28, 2003, the number of holders of record of the issued and outstanding common stock of the Company was 411, which includes brokers who hold shares for approximately 1,550 beneficial holders.

The Company has not paid any cash dividends with respect to its Common Stock since formation.

On February 7 and 13, 2003 and on March 6, 2003, the Corporation filed with the Securities and Exchange Commission a Schedule 14C Preliminary Information Statement, which is hereby incorporated by reference.

On March 14, 2003, the Corporation filed with the Securities and Exchange Commission a Schedule 14C Definitive Information Statement, which is hereby incorporated by reference.

On February 6, 2003, the Corporation filed with the Securities and Exchange Commission a Schedule 13D for Silver Star Partners I, LLC, dated January 15, 2003, which is hereby incorporated by reference.

On January 17, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 15, 2003, which is hereby incorporated by reference.

On January 6, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 2, 2003, which is hereby incorporated by reference.

ITEM 6.     Selected Financial Data.
            -----------------------

The following data includes the accounts of Nestor, Inc. for all periods presented and NTS for the period September 13, 2001 through December 31, 2001 and the years 2002 and 1998. (From January 1, 1999 through September 12, 2001, the Company's investment in NTS was recorded on the equity method.) The data reflects the activity of Interactive in 1998.



                                                                 Years Ended December 31,
                                    ----------------------------------------------------------------------------------
                                          2002              2001            2000               1999             1998
                                          ----              ----            ----               ----             ----

Revenue                             $   2,121,574    $   3,520,924     $   3,652,422    $   5,114,779     $  2,241,376
Operating income (loss)             $ (15,127,235)   $  (1,297,145)    $  (1,548,777)   $     742,451     $ (5,236,975)
Gain on royalty assignment          $   2,811,590    $         ---     $         ---    $         ---     $        ---
Other expense                       $    (318,618)   $    (186,809)    $    (106,675)   $     (97,386)    $    (26,178)
Net loss                            $ (12,634,263)   $  (1,565,054)    $  (2,994,574)   $    (836,824)    $ (5,263,153)
Earnings per share
   Weighted number of
   outstanding shares -
   basic and diluted                   50,476,112       28,818,768        17,901,602       17,844,327       15,249,932

   Loss per share                   $       (0.25)   $       (0.05)    $       (0.17)   $       (0.05)    $      (0.36)
SELECTED BALANCE SHEET DATA:
Total assets                        $   9,200,964    $  22,035,420     $   4,922,703    $   6,773,905     $  3,250,089
Working capital (deficit)           $  (1,572,209)   $   1,775,401     $    (199,775)   $   1,211,257     $    535,806
Long-term
   Capital lease obligations        $   2,849,126    $   2,409,202     $         ---    $         ---     $        ---
   Deferred income                  $         ---    $     421,399     $   2,036,896    $   1,965,532     $    440,400


ITEM 7.    Management's Discussion and Analysis
           ------------------------------------

PROSPECTIVE STATEMENTS

The Company experienced significant operating changes during the first nine-months ended September 30, 2001 and subsequently, during the first six months of 2002. During 2001, the Company changed its operating focus from financial services products and services, primarily risk management software, to intelligent traffic management products and services, primarily red-light enforcement services and products. The Company entered into two separate source-code licensing agreements for its PRISM product line appointing Applied Communications, Inc. and Retail Decisions, Inc. as co-exclusive resellers in industries of transaction processing. Additionally, essentially all engineering, development, sales and marketing employees associated with the financial solutions division were hired by these resellers. Royalty revenues from ACI continued through June 2002 when the royalty was assigned to CLA, and no direct license revenues, engineering and modeling revenues, or operating expenses will be realized from this business. Subsequent to the completion of the merger with Nestor Traffic Systems, Inc. on September 12, 2001, the Company's primary operation is in the field of intelligent traffic management systems. The financial statements and management's discussion and analysis of fiscal 2001 only include NTS results for the three and one-half month period from September 13, 2001 to December 31, 2001.

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities.

The following discussion contains prospective statements regarding the Company, its business outlook and results of operations, all of which are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such prospective statements. Factors that may affect the Company's prospects include, without limitation: the Company's limited liquidity, the Company's ability to finance delivery of current contracts, the Company's ability to successfully realize new contracts; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nestor's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 2 to the Consolidated Financial Statements). The Company believes that of its significant accounting policies (see Note 2 to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity.

Revenue Recognition

The Company's CrossingGuard product generates product licenses and service fee revenue. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected.

In arrangements, some of which include software, or where software services are deemed essential, revenue is recognized using contract accounting. This methodology involves a percentage-of-completion approach, based on progress-to-completion measures on estimated total costs. If the Company does not accurately estimate these total costs, or the projects are not properly managed to planned periods and expectations, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Long Term Asset Impairment

In assessing the recoverability of the Company's long term assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record impairment charges that were not previously recorded. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Note 5) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Note 11).

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

The Company had cash and short-term investments of approximately $309,000 at December 31, 2002 as compared with approximately $3,239,000 at December 31, 2001. At December 31, 2002, the Company had a working capital deficit of $1,572,000, as compared with working capital of $1,775,000 at December 31, 2001. The decrease in working capital in 2002 reflects primarily working capital used by operating activities.

The Company had a net worth of $3,865,000 at December 31, 2002, as compared with a net worth of $16,392,000 at December 31, 2001. The decrease in net worth resulted primarily from the consolidated net operating loss of $12,634,000 in 2002, which included an $8.5 million writedown of goodwill.

Additional capital will be required to enable the Company to carry out product delivery efforts under current contracts, to underwrite the delivery costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, marketing and sales efforts, and for other operating uses. If the Company does not realize additional equity and/or debt capital and revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

In January 2003, the Company raised $2.3 million of additional capital through the issuance of its common stock in the initial closing of a stock purchase agreement. The second closing of this transaction is expected to occur in April 2003 and will increase the aggregate investment to a minimum of $3 million and up to a maximum of $6 million in exchange for additional Nestor, Inc. common shares. The Company is actively pursuing the raising of additional equity, debt or lease financing. The possible success of these efforts, and the effect of any new capital on the current structure of the Company, cannot be determined as of the date of this filing.

Future Commitments

During 2002, the Company acquired additional property and leased equipment (primarily computers and related equipment) at a cost of $48,000, and invested $1,017,000 in capitalized systems. At December 31, 2002, Nestor recorded its investments in computers and related equipment (net of depreciation) at $487,000, and in capitalized systems (net of depreciation) at $1,937,000. Management expects that NTS will make future commitments for the purchase of
additional  computers  and  related  computing  equipment,   for  furniture  and
fixtures, for delivery of capitalized systems, for consulting and for promotional and marketing expenses.

On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"), whereby EDS would provide lease financing to support installation of the NTS CrossingGuard(R) product to municipalities under leasing terms. NTS received $3,183,180 in advances, drawn at $53,053 per approach contracted to fund system equipment, design and installation costs. Advances are collateralized by equipment delivered under leased CrossingGuard systems and originally were being repaid interest (20%) only for the first 6 months and principal and interest over the next 60 months from each advance date.

Payments were made as scheduled through February 2002, then the Company became delinquent on payments and fell out of compliance with the lease agreement. On January 10, 2003, the lease agreement was amended, pursuant to a letter agreement between NTS and EDS dated July 18, 2002, to provide: (i) a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003; (ii) a moratorium on all principal repayments through June 30, 2003, at which time regular monthly payments will resume; (iii) all lease payments in arrears as of June 30, 2002 will be accrued and payable as follows, $150,000 on September 30, 2003, $100,000 on December 31, 2003, and
$37,590 on March 30, 2004; and (iv) effective July 1, 2002, the interest rate factor upon which the lease payments are based was lowered to 12% per annum. EDS will not extend additional financing under the Master Lease Purchase Agreement.

The Company does not generally grant payment terms to customers in excess of 90 days.

The Company's future contractual obligations and other commitments are as follows:

                                                              Payment Due Date
        Contractual                  ---------------------------------------------------------------------
        Obligations                Total         < 1 Year         2-3 Years        4-5 Years       Thereafter
        -----------                -----         --------         ---------        ---------       ----------

Capital lease obligations      $ 4,252,000       $ 669,000      $ 1,714,000       $ 1,676,000      $ 193,000
   including interest

Operating leases               $   356,000       $ 151,000      $   205,000       $       ---      $     ---




Inflation

Management believes that the rate of inflation in recent years has not had a material effect on the Company's operations.

RESULTS OF OPERATIONS

During the years ended  December 31, 2002 and 2001,  the Company  reorganized by
(i) eliminating direct investment in its Risk Management products, transferring all contracts to a pure royalty basis; (ii) reacquiring all unowned shares of Nestor Traffic Systems, Inc. on September 12, 2001 and reporting the operating results of this subsidiary after that date and (iii) through a further operations reduction, focusing primarily on the CrossingGuard product. Accordingly, comparisons of operating activity between fiscal 2001 and 2000 are of operations that have changed materially. Looking forward, the consolidated operating results reported during the fourth quarter of 2002 will more clearly reflect the operating costs associated with the company in early 2003. Revenues will come primarily from CrossingGuard products and services, and growth should be tied to growth in the number of CrossingGuard approaches installed and operational.

ANALYSIS OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

In the quarter ended December 31, 2002, the Company realized a 41% decrease in revenues compared to the prior year same quarter. Operating expenses decreased 65% in 2002 resulting in a loss before investment loss of $662,000 compared to $2,365,000 in the prior year fourth quarter. As discussed below, there are no ACI royalty revenues after the September 2002 royalty assignment as compared to $227,000 in the prior year fourth quarter. Operating expense reductions include payroll and facility rent costs after the June 2002 restructuring and reduced consulting and cost of goods sold expenses associated with the Rail product line development and deployment effort after spring 2002.

Revenues
--------
The Company's revenues arose from royalties on product licenses and services as discussed separately below. During the quarter ended December 31, 2002, revenues decreased $233,000 to $334,000 from $567,000 in the prior calendar quarter. Fiscal 2001 revenues included $227,000 in royalties from risk management products and $340,000 from traffic management products and services. Fiscal 2002 revenues included $334,000 of traffic related revenues and no royalty revenues were realized after the September ACI royalty assignment to CLA.

Operating Expenses
------------------
Total operating expenses amounted to $974,000 in the quarter ended December 31, 2002, a decrease of $1,843,000 as compared to total operating costs of $2,817,000 in the prior year same quarter.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $97,000 in the fourth quarter of 2002 as compared to $600,000 in 2001. The 2002 CGS relates to CrossingGuard products while 2001 CGS is primarily higher cost Rail product deployment.

Engineering Services

Costs related to engineering services totaled $596,000 in the fourth quarter of 2002, as compared with $362,000 in 2001. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. This expense increased in 2002, as there were more customers to support, requiring some staff realignments from R&D to assist in the engineering efforts.

Research and Development

Research and development expenses totaled $31,000 in the quarter ended December 31, 2002 as compared with $1,030,000 in the previous year's quarter. R&D efforts were significant in 2001 prior to significant rollouts of Rail and CrossingGuard products, which occurred in 2002. The Company will continue its R&D activities on a smaller scale and as deemed necessary.

Selling and Marketing

Selling and marketing costs decreased $233,000 to $89,000 in the quarter ended December 31, 2002, from $322,000 in the previous year's quarter. The decrease reflects a reduction in NTS expenses after the June 2002 reorganization.

General and Administrative

General and administrative expenses totaled $160,000 in the fourth quarter of 2002, as compared with $503,000 in the previous year's quarter. General and administrative costs were lower in the current year due to a reversal of
$113,000 of Wand Partners, Inc. fees in connection with a Termination and Release Agreement and reduced payroll expenses after the June 2002 restructuring.

Restructuring Costs

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. A settlement was reached in 2002 in connection with the Providence office lease but no agreement has been finalized regarding the amount due on the San Diego lease.

Capitalized Systems Costs Impairment

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

Goodwill Impairment Loss

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

Based on the decline of the Company's stock price during the second and third quarters however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25 and September 30, 2002 stock price of $.09. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective quarters. Although the Company's stock price declined to $.04 at December 31, 2002, management considered the decline to be temporary in nature as the stock price rebounded in 2003. If the Company's fair value declines below the September 30, 2002 measurement at a future quarterly measurement date and is deemed to be other than temporary, further impairment changes will be required in the respective future period. The Company will continue to monitor goodwill for potential impairment.

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

Other Expense
-------------
For 2002, net other expense was $22,000, as compared with net other expense of $115,000 in the quarter-earlier period. In 2001, other expense was comprised primarily of loss on asset disposals of $62,000 and both periods included warrant amortization expense of $26,000.

Net Loss
--------
During the fourth quarter in 2002, the Company experienced a loss of $662,000, as compared with a loss of $2,365,000 in the previous year's quarter. For the quarter ended December 31, 2002, loss per share available for common stock was $0.01 per share, as compared with a loss per share of $0.05 in the corresponding period of the prior fiscal quarter. The weighted average shares outstanding were 50,476,112 in both quarters.


ANALYSIS OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

In the year ended December 31, 2002, the Company experienced a 40% decrease in revenues compared to the prior calendar year. Operating expenses increased 258% in 2002. The Company experienced a loss of $12,634,000 in 2002 compared to a loss of $1,565,000 in the prior year.

Revenues
--------
The Company's revenues arose from royalties and product licenses and services as discussed separately below. During the year ended December 31, 2002, revenues decreased $1,399,000 to $2,122,000 from $3,521,000 in the prior calendar year. The company granted source-code distribution rights to two companies in 2001 for up-front source-code license fees and, from ACI, ongoing royalties of equal to 15% of future revenues realized from the licensed software. Beginning in the fourth quarter of 2001, the Company's revenues were generated primarily from sales, support, and services provided regarding its intelligent traffic management product line. Ongoing revenues from the risk management product line continued under the ACI distributor agreement until July 2002 when it was assigned to CLA.

Product Royalties

Product royalties totaled $664,000 in 2002, as compared with $2,997,000 in 2001. The Company realized net ReD license revenues of $832,000 in the second quarter of 2001 (See Note 20 of the financial statements), and $1,104,000 from the ACI license in the first quarter of 2001 (See Note 19 of the financial statements). The Company continued to receive royalties from ACI until July 1, 2002 when these royalty rights were assigned to CLA.

Product Licenses and Services

Product license and services revenues from the traffic business totaled $1,457,000 in 2002, as compared with $524,000 in 2001, which only included post-merger revenue.

Operating Expenses
------------------
Total operating expenses amounted to $17,249,000 in the year ended December 31, 2002, an increase of $12,431,000 over total operating costs of $4,818,000 in the prior year. The 2001 operating expenses reflect risk management operations that were transferred to ACI and ReD in 2001 whereas the 2002 expenses reflect current traffic management operations, which include $743,000 in restructuring costs and $9,294,000 of impairment charges. Excluding restructuring and impairment charges, operating expenses in 2002 were $7,212,000.

Costs of Goods Sold

Cost of goods sold totaled $1,476,000 in 2002 as compared to $692,000 in the prior year, which included only post September 12, 2001 expenses. CGS includes third party goods and services related to revenues recorded in the respective periods and is high in proportion to revenues realized due to (i) rail projects completed in the first quarter of 2002 that carried higher equipment and construction costs than prior experience as NTS acted as prime contractor on these construction related projects, and (ii) our back-office processing agreement with EDS required a monthly minimum fee that was proportionately high in relation to actual ticket volumes generated. As discussed in Note 17, in July 2002 a letter agreement was reached and finalized in January 2003 to eliminate the monthly minimum fee, reducing the per-ticket processing fees charged retroactive to January 1, 2002. In December 2002, NTS recorded a $102,000 reduction in CGS in connection with the modified terms. NTS will perform these services internally as of March 31, 2003. Additionally, in the quarter ended September 30, 2002, NTS reclassified customer-related telecommunications expenses from various operating expenses to CGS, effective October 1, 2001.

Engineering Services

Costs related to engineering services totaled $2,070,000 in 2002, as compared with $509,000 in 2001. The increase in these costs reflects the addition of NTS engineering expenses effective on the merger completed September 12, 2001.

Research and Development

Research and development expenses totaled $1,604,000 in the year ended December 31, 2002 as compared with $1,623,000 in the prior year. These costs reflect the net increased investment in the NTS products included in the consolidated expenses after the merger completed on September 12, 2001, offset by the transfer of PRISM research and development activity to ACI and ReD in early 2001.

Selling and Marketing

Selling and marketing costs decreased $171,000 to $608,000 in the year ended December 31, 2002, from $779,000 in the prior year. The decrease in selling costs in the year reflects, primarily, the transfer of sales and marketing activity for the PRISM product to ACI and ReD during early 2001.

General and Administrative

General and administrative expenses totaled $1,453,000 in 2002, as compared with $1,214,000 in the previous year. The increase is the net result of a full year of combined Nestor and NTS expense in 2002, offset in part by the 2002 reversal of $113,000 of Wand Partners, Inc. fees in connection with a Termination and Release Agreement and reduced payroll expenses after the June 2002 restructuring.

Restructuring Costs

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. A settlement was reached in 2002 in connection with the Providence office lease but no agreement has been finalized regarding the amount due on the San Diego lease.

Capitalized Systems Costs Impairment

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

Goodwill Impairment Loss

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

Based on the decline of the Company's stock price during the second and third quarters however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25 and September 30, 2002 stock price of $.09. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective quarters. Although the Company's stock price declined to $.04 at December 31, 2002, management considered the decline to be temporary in nature as the stock price rebounded in January 2003 after the announcement of a capital infusion. If the Company's stock price declines below $.09 at a future quarterly measurement date and is deemed to be other than temporary, further impairment changes will be required in the respective future period. The Company will continue to monitor goodwill for potential impairment.

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

Other Expense
-------------
For 2002, net other expense was $319,000; as compared with net other expense of $187,000 in the year-earlier period. In 2002, other expense included interest expense of $217,000 as compared to $65,000 in 2001, and both years included $106,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life. Interest expense was considerably higher in 2002 as 2001 only included three and one-half months of NTS interest expense.

Loss from Investment in Affiliate
---------------------------------
The pre-merger loss from investment in affiliate recorded in 2001 of $81,100 reflected Nestor's portion of NTS losses realized under the equity method of accounting prior to the merger, and limited by Nestor's net investment in the subsidiary as of December 31, 2000. Effective as of the merger, NTS operating results are included in the consolidated financial statements.

Net Loss
--------
During 2002, the Company experienced a loss of $12,634,000, as compared with a loss of $1,565,000 in the prior year. For the year ended December 31, 2002, loss per share was $0.25 per share, as compared with a loss per share of $0.05 in the corresponding period of the prior fiscal year. For the year ended December 31, 2002, there was outstanding a weighted average of 50,476,112 shares, as compared to 28,818,768 shares in the year-earlier period.


ANALYSIS OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

In the year ended December 31, 2001, the Company realized a 4% decrease in revenues compared to the prior calendar year. Expenses decreased 19% in 2001 resulting in a loss of $1,565,000 when compared to a loss of $2,995,000 in the prior year.

Revenues
--------
The Company's revenues arose from royalties and product licenses and services as discussed separately below. During the year ended December 31, 2001, revenues decreased $131,000 to $3,521,000 from $3,652,000 in the prior calendar year. The Company granted source-code distribution rights to two companies in 2001 for up-front source-code license fees and, from ACI, ongoing royalties of equal to 15% of future revenues realized from the licensed software. Beginning in the fourth quarter of 2001, the Company's revenues were generated primarily from sales, support, and services provided regarding its intelligent traffic management product line.

Product Royalties

Product royalty revenues totaled $2,997,000 in 2001, as compared with $2,537,000 in 2000. The Company realized net ReD license revenues of $832,000 in the second quarter of 2001 (See Note 20 of the financial statements), and $1,104,000 from the ACI license in the first quarter of 2001 (See Note 19 of the financial statements).

Product Licenses and Services

Product licenses and services revenues totaled $524,000 in 2001, as compared with $1,115,000 in 2000. The decrease is primarily the result of the transfer of engineering and modeling services related to PRISM licenses to either ACI in February 2001 or ReD in May 2001. Fourth quarter product licenses and services revenues in 2001 of $340,000 relate primarily to traffic system revenues generated after the merger was completed on September 12, 2001.

Operating Expenses
------------------
Total operating expenses were $4,818,000 in the year ended December 31, 2001, a decrease of $383,000 over total operating costs of $5,201,000 in the prior year.

Cost of Goods Sold

Cost of goods sold was $692,000 in 2001 as compared to none in 2000. As NTS was not consolidated until September 13, 2001, there is no related CGS in 2000.

Engineering Services

Costs related to engineering services totaled $509,000 in 2001, as compared with $967,000 in 2000. The decrease reflects the transfer of PRISM engineering expenses to ACI and ReD in early 2001, offset in part by the addition of NTS engineering expenses effective on the merger completed September 12, 2001.

Research and Development

Research and development expenses totaled $1,623,000 in the year ended December 31, 2001 as compared with $1,247,000 in the prior year. The increase in such costs reflects the net of increased investment in the NTS products included in the consolidated expenses after the merger completed on September 12, 2001.

Selling and Marketing

Selling and marketing costs decreased $715,000 to $779,000 in the year ended December 31, 2001, from $1,494,000 in the prior year. The decrease in selling costs in the year reflects, primarily, the transfer of sales and marketing activity for the PRISM product to ACI and ReD during early 2001.

General and Administrative

General and administrative expenses totaled $1,214,000 in 2001, as compared with $1,493,000 in the previous year. The decrease reflects a decrease in legal expenses related to the Nestor versus HNC Software lawsuit settled in January 2001 and the contribution to overhead and facility cost by ReD and ACI under sublicense agreements during 2001, offset in part by the inclusion of NTS expenses after the merger on September 12, 2001.

Other Expense
-------------
For 2001, net other expense was $187,000, as compared with net other expense of $107,000 in the year-earlier period. In 2001, other expense included loss on asset disposals of $62,000, and both years included $106,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life.

Loss from Investment in Affiliate
---------------------------------
During 2000, the Company's affiliate NTS sold additional common stock interests reducing the Company's equity interest in the affiliate to 34.6%. The Company's interests in NTS were accounted for under the equity method of accounting in 2000 and 1999. As a result of the Company's equity interest in NTS, the Company reported a loss from investment in affiliate of $1,339,000 in 2000, representing 34.6% of NTS's actual net loss in 2000 of $3,513,000. The pre-merger loss from investment in affiliate recorded in 2001 of $81,100 reflected Nestor's portion of NTS losses realized under the equity method of accounting prior to the merger, and limited by Nestor's net investment in the subsidiary as of December 31, 2000.

Net Loss
--------
During 2001, the Company experienced a loss of $1,565,000, as compared with a loss of $2,995,000 in the prior year. For the year ended December 31, 2001, loss per share was $0.05 per share, as compared with a loss per share of $0.17 in the corresponding period of the prior fiscal year. For the year ended December 31, 2001, there was outstanding a weighted average of 28,818,768 shares, as compared to 17,901,602 shares in the year-earlier period.


ITEM 7(a)     Quantitative and Qualitative Disclosure about Market Risk.
              ---------------------------------------------------------

The Company has long term lease obligations, however the interest rate is fixed. Therefore, management assesses their exposure to these risks as immaterial.


ITEM 8.       Financial Statements and Supplementary Data
              -------------------------------------------

See annexed financial statements.

ITEM 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure
              ---------------------------------------------

On January 6, 2003, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated January 2, 2003 to disclose the change in Certifying Accountants. Ernst & Young LLP audited the Company's financial statements for the year ended December 31, 2001. Their opinion on the 2001 financial statements did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles except that it included a paragraph indicating that there was substantial doubt about the Company's ability to continue as a going concern. There have been no disagreements with Ernst & Young LLP relating to any matters of accounting principles or practices, financial statements, disclosures or auditing scope or procedures for the year ended December 31, 2001, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreement(s), in connection with its report. During the year ended December 31, 2001 and the subsequent period preceding Ernst & Young's resignation, no event occurred that is required to be disclosed pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On January 2, 2003, the Company's Audit Committee of the Board of Directors engaged the independent accounting firm, Carlin, Charron & Rosen LLP, 50 Exchange Terrace, Providence, Rhode Island 02903, a member of the Securities and Exchange Commission practice section of the AICPA, to audit the fiscal year ended December 31, 2002. The Company did not during the fiscal year ended December 31, 2002 or any subsequent period consult Carlin, Charron & Rosen LLP regarding the application of accounting principles to a specific transaction or with respect to the type of audit opinion that might be rendered on the Company's financial statements or any matter to be disclosed pursuant to paragraph (a)(2) of Item 304 of Regulations S-K.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NESTOR, INC.
                         (Registrant)

                          /s/ William B. Danzell
                          -----------------------------------------------------
                          William B. Danzell, Chief Executive Officer


                          /s/ Nigel P. Hebborn
                          -----------------------------------------------------
                          Nigel P. Hebborn, Chief Financial Officer

Date:  March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                       Title                            Date
    ----------                       -----                            ----

/s/ Alan M. Wiener
-------------------------
Alan M. Wiener             Chairman of the Board                  March 28, 2003


/s/ William B. Danzell
-------------------------  Chief Executive Officer
William B. Danzell         and Director                           March 28, 2003


/s/ J. Steve Emerson
-------------------------
J. Steven Emerson          Director                               March 28, 2003


/s/ Nigel P. Hebborn
-------------------------  President, Chief Financial Officer
Nigel P. Hebborn           and Director                           March 28, 2003


/s/ Robert M. Krasne
-------------------------
Robert M. Krasne           Director                               March 28, 2003


/s/ Stephen H. Marbut
-------------------------
Stephen H. Marbut          Director                               March 28, 2003


/s/ David A. Polak
-------------------------
David A. Polak             Director                               March 28, 2003


/s/ Douglas L. Reilly
-------------------------
Douglas L. Reilly          Director                               March 28, 2003


/s/ Bruce W. Schnitzer
-------------------------
Bruce W. Schnitzer         Director                               March 28, 2003

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, William B. Danzell, certify that:

1.   I have reviewed this annual report on Form 10-K of Nestor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ William B. Danzell
------------------------------------------
William B. Danzell Chief Executive Officer

CERTIFICATION

I, Nigel P. Hebborn, certify that:

1.   I have reviewed this annual report on Form 10-K of Nestor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003




/s/ Nigel P. Hebborn
------------------------
Nigel P. Hebborn
Chief Financial Officer

                                                                        PART II


ITEM 8.





                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------



                                   FORM 10-K
                                   ---------



                               December 31, 2002
                               -----------------

                                  NESTOR, INC.

                                    CONTENTS
                                ----------------






                                                                  Page No.
                                                                  -------

INDEPENDENT AUDITORS' REPORTS                                       30

CONSOLIDATED BALANCE SHEETS -
 December 31, 2002 and 2001                                         32

CONSOLIDATED STATEMENTS OF OPERATIONS -
 For the Years Ended December 31, 2002, 2001 and 2000               33

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
 For the Years Ended December 31, 2002, 2001 and 2000               34

CONSOLIDATED STATEMENTS OF CASH FLOWS -
 For the Years Ended December 31, 2002, 2001 and 2000               35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          36

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
   of Nestor, Inc.
East Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Nestor, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses to date and has an accumulated deficit at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                  /s/Carlin, Charron & Rosen LLP


Providence, Rhode Island
February 26, 2003

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
   of Nestor, Inc.


We have audited the accompanying consolidated balance sheet of Nestor, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. Our audit also included the financial statement schedule listed for the years ended December 31, 2001 and 2000 in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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




                                                            /s/Ernst & Young LLP


Providence, Rhode Island
February 26, 2002


                                                      NESTOR, INC.
                                               Consolidated Balance Sheets
                                               ---------------------------
                                                                                           DECEMBER 31,
                      ASSETS                                                         2002                2001
                                                                                     ----                ----
CURRENT ASSETS:
    Cash and cash equivalents                                                   $     308,894      $   2,294,987
    Restricted cash                                                                       ---            943,926
    Accounts receivable                                                               141,263            158,206
    Unbilled contract revenue                                                         122,684            595,023
    Inventory                                                                         281,108            375,098
    Other current assets                                                               60,963            220,483
                                                                                -------------      -------------
      Total current assets                                                            914,912          4,587,723

NONCURRENT ASSETS:
    Long term unbilled contract revenue                                                   ---            421,399
    Capitalized system costs, net of accumulated depreciation                       1,936,783          2,079,938
    Property and equipment, net of accumulated depreciation                           486,740            652,644
    Goodwill                                                                        5,580,684         14,080,684
    Patent development costs, net of accumulated amortization                         153,275            135,242
    Other long term assets                                                            128,570             77,790
                                                                                -------------      -------------

TOTAL ASSETS                                                                    $   9,200,964      $  22,035,420
                                                                                =============      =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                            $     616,878      $     601,361
    Accrued employee compensation                                                     354,269            478,444
    Accrued liabilities                                                               795,749            944,298
    Deferred income                                                                       ---            481,892
    Leases payable                                                                    354,286            306,327
    Restructuring reserve                                                             365,939                ---
                                                                                -------------      -------------
      Total current liabilities                                                     2,487,121          2,812,322

NONCURRENT LIABILITIES:
    Long term deferred income                                                             ---            421,399
    Long term leases payable                                                        2,849,126          2,409,202
                                                                                -------------      -------------
      Total liabilities                                                             5,336,247          5,642,923
                                                                                -------------      -------------

    Commitments and contingencies                                                         ---                ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 235,000 shares at
      December 31, 2002 and 2001                                                      235,000            235,000
    Common stock, $.01 par value, authorized 100,000,000 shares;
      issued and outstanding: 50,241,112  shares at December 31, 2002
      and 2001                                                                        502,411            502,411
    Warrants                                                                        1,072,825          2,612,368
    Additional paid-in capital                                                     44,775,681         43,129,655
    Accumulated deficit                                                           (42,721,200)       (30,086,937)
                                                                                -------------      -------------
      Total stockholders' equity                                                    3,864,717         16,392,497
                                                                                -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   9,200,964      $  22,035,420
                                                                                =============      =============


SEE INDEPENDENT AUDITORS' REPORTS AND NOTES TO THE FINANCIAL STATEMENTS.



                                            NESTOR, INC.
                               Consolidated Statements of Operations
                               -------------------------------------


                                                           YEARS ENDED DECEMBER 31,
                                                  2002                2001               2000
                                             ----------------------------------------------------

Revenue:
     Product royalties                       $     664,401       $   2,996,550      $   2,537,511
     Product licenses and services               1,457,173             524,374          1,114,911
                                             -------------       -------------      -------------

         Total revenue                           2,121,574           3,520,924          3,652,422
                                             -------------       -------------      -------------

Operating expenses:
     Cost of goods sold                          1,475,945             692,418                ---
     Engineering services                        2,070,476             508,955            966,681
     Research and development                    1,604,159           1,623,182          1,247,205
     Selling and marketing                         607,901             779,389          1,493,968
     General and administrative                  1,453,342           1,214,125          1,493,345
     Restructuring costs                           742,705                 ---                ---
     Capitalized system costs impairment           794,281                 ---                ---
     Goodwill impairment loss                    8,500,000                 ---                ---
                                             -------------       -------------      -------------
         Total operating expenses               17,248,809           4,818,069          5,201,199
                                             -------------       -------------      -------------


Loss from operations                           (15,127,235)         (1,297,145)        (1,548,777)

Gain on royalty assignment                       2,811,590                 ---                ---
Other expense - net                               (318,618)           (186,809)          (106,675)
                                             --------------      --------------     --------------

Loss before investment loss                    (12,634,263)         (1,483,954)        (1,655,452)

Loss from investment in affiliate                      ---             (81,100)        (1,339,122)
                                             -------------       --------------     --------------

Net loss                                     $ (12,634,263)      $  (1,565,054)     $  (2,994,574)
                                             ==============      ==============     ==============


Loss Per Share:

Loss per share, basic and diluted            $       (0.25)      $       (0.05)     $       (0.17)
                                             ==============      ==============     ==============

Shares used in computing loss per share:
     Basic and diluted                          50,476,112          28,818,768         17,901,602
                                             ==============      ==============     ==============


SEE INDEPENDENT AUDITORS' REPORTS AND NOTES TO THE FINANCIAL STATEMENTS.




                                                                  Nestor, Inc.
                                                 Consolidated Statement of Stockholders' Equity

                                              For the Years Ended December 31, 2002, 2001 and 2000
                                              ----------------------------------------------------

                                                                         Additional
                                                                          Paid-in       Accumulated
                         Common Stock              Preferred Stock        Capital        Deficit          Warrants         Total
                     ---------------------     ----------------------    ----------     -----------       --------         -----
                       Shares      Amount       Shares        Amount
                       ------      ------       ------        ------




Balance at
December 31, 1999    17,499,327   $174,993     345,000   $ 345,000      $26,574,123    $(25,527,309)    $   736,951    $  2,303,758

Issuance of
Common Stock             79,122        791         ---         ---           84,846             ---             ---          85,637

Conversion of
Preferred Stock
to Common Stock         110,000      1,100    (110,000)   (110,000)         108,900             ---             ---             ---

Issuance of equity
by subsidiary               ---        ---         ---         ---          666,260             ---             ---         666,260

Accretion value
of warrants                 ---        ---         ---         ---              ---             ---         106,483         106,483

Loss for the
year ended
December 31, 2000           ---        ---         ---         ---              ---      (2,994,574)            ---      (2,994,574)

                     ----------   --------     -------   ---------      -----------    ------------     -----------    ------------
Balance at
December 31, 2000    17,688,449   $176,884     235,000   $ 235,000      $27,434,129    $(28,521,883)    $   843,434    $    167,564


Issuance of
Common Stock         32,338,558    323,386         ---         ---       17,199,473             ---             ---      17,522,859

Accretion value
of warrants                 ---        ---         ---         ---              ---             ---         106,484         106,484

Variable warrants           ---        ---         ---         ---       (1,662,450)            ---       1,662,450             ---

Options exercised       214,105      2,141         ---         ---          158,503             ---             ---         160,644

Loss for the
year ended
December 31, 2001           ---        ---         ---         ---              ---      (1,565,054)            ---      (1,565,054)
                     ----------   --------     -------    ---------     -----------    ------------     -----------    ------------
Balance at
December 31, 2001    50,241,112   $502,411     235,000   $ 235,000      $43,129,655    $(30,086,937)    $ 2,612,368    $ 16,392,497


Accretion value
of warrants
                            ---        ---         ---         ---              ---             ---         106,483         106,483
Variable warrants
                            ---        ---         ---         ---        1,646,026             ---      (1,646,026)            ---
Loss for the
year ended
December 31, 2002           ---        ---         ---         ---              ---     (12,634,263)            ---     (12,634,263)
                     ----------   --------     -------   ---------      -----------    ------------     -----------    ------------
Balance at
December 31, 2002    50,241,112   $502,411     235,000   $ 235,000      $44,775,681    $(42,721,200)    $ 1,072,825    $  3,864,717
                     ==========   ========     =======   =========      ===========    ============     ===========    ============



SEE INDEPENDENT AUDITORS' REPORTS AND NOTES TO THE FINANCIAL STATEMENTS.








                                                   NESTOR, INC.
                                       Consolidated Statements of Cash Flows
                                       -------------------------------------

                                                                             YEARS ENDED DECEMBER 31,
                                                                    2002               2001                2000
                                                              -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (12,634,263)      $  (1,565,054)     $  (2,994,574)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Depreciation and amortization                               601,938             239,178            116,540
      Loss on disposal of fixed assets                             17,402              66,666                ---
      Loss from investment in affiliate                               ---              81,100          1,339,122
      Goodwill impairment loss                                  8,500,000                 ---                ---
      Capitalized system costs impairment                         794,281                 ---                ---
      Gain on royalty assignment                               (2,811,590)                ---                ---
      Expenses charged to operations relating to
       options, warrants and capital transactions                 106,483             106,484            106,483
      Increase (decrease) in cash arising from
       changes in assets and liabilities:
        Restricted cash                                           943,926            (943,926)               ---
        Accounts receivable                                        16,943             702,114            290,763
        Unbilled contract revenue                                  32,841             384,068           (131,764)
        Inventory                                                  46,447             126,801                ---
        Other assets                                              108,740              55,208             70,767
        Accounts payable and accrued expenses                    (257,207)           (277,278)          (124,624)
        Deferred income                                          (270,904)           (610,703)             6,163
        Restructuring reserve                                     365,939                 ---                ---
                                                            -------------       -------------      -------------

        Net cash used by operating activities                  (4,439,024)         (1,635,342)        (1,321,124)
                                                            --------------      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from (advances to) affiliate - net                         ---             322,952            (45,764)
  Cash of acquired affiliate                                          ---             361,804                ---
  Acquisition costs                                                   ---            (555,269)               ---
  Proceeds from royalty assignment - net                        3,040,100                 ---                ---
  Investment in capitalized systems                            (1,016,985)           (454,778)               ---
  Purchase of property and equipment                              (47,849)            (90,052)               ---
  Proceeds from sale of property and equipment                     11,600                 ---                ---
  Patent development costs                                        (21,818)            (60,335)           (20,968)
                                                            --------------      --------------     --------------

        Net cash provided (used) by investing activities        1,965,048            (475,678)           (66,732)
                                                            -------------       --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of obligations under capital leases                   (42,647)            (17,124)           (16,317)
  Proceeds from (repayment of) line of credit                         ---            (419,769)           419,769
  Proceeds from leases payable                                    530,530             742,742                ---
  Proceeds from issuance of common stock - net                        ---           3,950,123             85,637
                                                            -------------       -------------      -------------

        Net cash provided by financing activities                 487,883           4,255,972            489,089
                                                            -------------       -------------      -------------

Net change in cash and cash equivalents                        (1,986,093)          2,144,952           (898,767)
Cash and cash equivalents - beginning of year                   2,294,987             150,035          1,048,802
                                                            -------------       -------------      -------------

Cash and cash equivalents - end of year                     $     308,894       $   2,294,987      $     150,035
                                                            =============       =============      =============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                             $      89,431       $     112,016      $      10,603
                                                            =============       =============      =============

  Income taxes paid                                         $         ---                 ---      $         ---
                                                            =============       =============      =============



SIGNIFICANT NON-CASH TRANSACTIONS ARE DESCRIBED IN NOTES 9, 12, 15 AND 19.
SEE INDEPENDENT AUDITORS' REPORTS AND NOTES TO THE FINANCIAL STATEMENTS.


                                  NESTOR, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF OPERATIONS
     A.   Organization
          Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. The Company's principal office is located in East Providence, RI.

          The Company's current focus is to offer customers products to be utilized in intelligent traffic management systems. Its leading product is its CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS.

          Nestor, Inc. organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive") effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. In 1999 and 2000, NTS sold shares of its common stock to private investors, bringing the Company's ownership of NTS to 34.62%. On September 12, 2001, NTS was merged into a wholly-owned subsidiary of the Company. Accordingly, the consolidated financial statements include NTS balance sheet accounts at December 31, 2002 and 2001, and operating results subsequent to September 12, 2001. All intercompany transactions and balances have been eliminated.

          In 2001, Nestor, Inc. ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and customer relationship management ("CRM"). Through license agreements entered into with Applied Communications, Inc. ("ACI") on February 1, 2001, and with Retail Decisions, Inc. ("ReD") on May 18, 2001, co-exclusive development, licensing and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. In addition, all expenses associated with development, support and selling these products were transferred to these parties. Nestor continued to receive royalties from ACI licensing revenues realized from the Company's products through June 30, 2002. Effective July 1, 2002, the Company assigned its ACI royalty rights to Churchill Lane Associates.

     B.   Liquidity and management's plans
          The Company has incurred significant losses to date and at December 31, 2002 has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing to carry out product delivery efforts under current contracts, to underwrite the delivery costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, and for other operating uses. If the Company does not realize additional equity and/or debt capital or revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives, including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

          In January 2003, the Company raised $2.3 million of additional capital through the issuance of 49,000,000 shares of its common stock in the initial closing of a stock purchase agreement with Silver Star Partners I, LLC. Management expects the second closing of this transaction to occur in April 2003, increasing the investment to a minimum of $3 million and up to a maximum of $6 million in exchange for additional Nestor, Inc. common shares. In conjunction with the new shares being issued, the Board approved a one-for-ten reverse split of the common share capital of the Company. On March 14, 2003, the

          Company filed a Schedule 14C Definitive Information Statement on this Agreement. The Company is actively pursuing the raising of additional equity and debt financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms or that the Company's product development and marketing efforts will be successful.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     A.   Cash equivalents and restricted cash
          The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. Restricted cash represents the unexpended balance of advances received under a financing agreement as of December 31, 2001.

     B.   Unbilled  contract  revenues
          At December 31, 2002, unbilled contract revenues represent revenue earned by the Company in advance of being billable under customer contract terms. Under the terms of some current contracts, the Company cannot bill the municipality until the court has collected the citation fine. Management records unbilled contract revenue in these situations at a net amount, based upon a historical pattern of collections by the courts for the municipalities. The pattern of collections on these citations is continually reviewed and updated by management.

          Unbilled contract revenues at December 31, 2001 represents primarily PRISM related minimum guaranteed monthly license fees where a customer paid a portion of the license fees over the software license term (usually five years) based on a contractually predetermined minimum volume of transactions.

     C.   Property and equipment & depreciation  and  amortization
          Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method at rates sufficient to write off the cost of the assets over their estimated useful lives.

     D.   Product and patent  development  costs
          The costs of development of the Company's software - which consist primarily of labor and outside consulting and are an inherent cost of the Company's business - and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product. The Company currently has no costs eligible for capitalization under the American Institute of Certified Public Accountants Statement of Position 98-1.

          Patent-development costs are expensed or capitalized, as appropriate. Amortization of capitalized costs is on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

     E.   Deferred Income
          Corresponding with December 31, 2001 unbilled contract revenues, deferred income represents primarily PRISM related minimum guaranteed monthly license fees where a customer paid a portion of the license fees over the software license term (usually five years) based on a contractually predetermined minimum volume of transactions.

          Additionally, occasionally the Company bills and/or collects payment from customers prior to the delivery of the software product or performance of contracted maintenance or services, resulting in deferred income.

     F.   Revenue recognition

          Nestor, Inc.:
          During 2001, revenue was derived from software licenses (Initial License Fees), user fees (Monthly License Fees), postcontract customer support (PCS) and engineering services. In software arrangements that included multiple elements, the Company allocated the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence as per AICPA Statement of Position 97-2 - Software Revenue Recognition.

          Software Licenses - During 2001, the Company recognized revenue allocable to software licenses upon delivery of the software product to the end user, unless the fee was not fixed or determinable or collectibility was not probable. The Company considered all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee was not fixed or determinable, revenue was recognized as payments became due from the customer. In most situations, the Company considered its acceptance terms as perfunctory. Arrangements that included acceptance terms that were not considered perfunctory were not recognized until acceptance occurred. If collectibility was not considered probable, revenue was recognized when the fee was collected. Revenue on arrangements with customers who were not the ultimate users (distributors, other resellers, etc.) was not recognized until the software was delivered to an end user.

          Nestor Traffic Systems, Inc.:
          Revenue is derived mainly from the lease of products which incorporate NTS's software and the delivery of services based upon such products. Lease and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment (either under sales or operating lease agreements), PCS and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

          Both companies:
          Postcontract Customer Support - PCS includes maintenance agreements. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided or upon issuance of related tickets if a component of ticket fees.

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

     G.   Inventory
          Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis and consists mostly of equipment to be installed as capitalized system costs.

     H.   Goodwill
          Goodwill represents the excess of cost over the fair value of net assets acquired. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is reviewed for impairment using the Company's quoted stock price as a measurement of the Company's fair value of assets, including goodwill, and liabilities. Any resulting goodwill impairment will be charged to operations.

     I.   Concentrations of credit risk
          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. However, senior management continually reviews the financial stability of these financial institutions. The Company routinely assesses the financial strength of its customers, most of which are municipalities, and, as a result, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

     J.   Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     K.   Earnings (loss) per share
          The Company reports its earnings (loss) per share ("EPS") in accordance with the provisions of the Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("FAS 128"). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed giving effect to common stock equivalents and other dilutive securities, unless the computation results in anti-dilution. Diluted per share computations are not presented since the effect would be anti-dilutive.

     L.   Shipping and handling costs
          Shipping and handling costs are capitalized if part of a leased system or included in engineering services expense.

     M.   Reclassification
          Certain assets and operating expenses reported at December 31, 2001 have been reclassified to conform to the December 31, 2002 presentation. These reclassifications have no effect on 2001 net income as previously reported.

     N.   Accounts receivable
          Accounts receivable represent balances due from customers. The Company considers accounts receivable to be fully collectible, and accordingly, no allowance for doubtful accounts is necessary. In determining the need for an allowance, objective evidence that a single receivable is uncollectible as well as an historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collected is considered at each balance sheet date.

     O.   Stock option plans
          The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing model, and the calculated option value is recorded as an expense in the financial statements.

          For purposes of providing pro forma disclosures for employee grants, the fair value for options was estimated at the date of grant using the Black-Scholes pricing mode with the following weighted average assumptions:

                                                   2002                2001
                                                   ----                ----
          Expected life (years)                        8                   8
          Average risk-free interest rate      2.6 to 6.8%         4.2 to 6.8%
          Volatility                                109.8%              105.9%
          Dividend yield                                0%                  0%

          The weighted-average fair value of options granted during 2002, 2001 and 2000 was $.18, $.51 and $.75, respectively. The Company recognizes forfeitures as they occur.

          Had the Company determined compensation expense for the Plan in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been:

                                                        Years Ended December 31,
                                            ------------------------------------------------
                                                 2002              2001             2000
                                                 ----              ----             ----

          Net loss - reported                $(12,634,263)     $(1,565,054)     $(2,994,574)
          Deduct:  total stock-based
            compensation expense
            determined under fair-value
            based method for all awards,
            net of related tax effects       $    (22,464)     $   (23,679)     $   421,087
          Pro Forma - net loss               $(12,656,727)     $(1,588,733)     $(2,573,487)
          Pro forma net loss per share -
            basic and diluted                $      (0.25)     $     (0.06)     $     (0.14)


          For the purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years since the pro forma expense includes only one year of option grants.

     P.   Income taxes
          The Company accounts for income taxes using the deferred liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the deferred tax asset as of December 31, 2002, which is fully reserved, is net operating loss carry forwards.

          Although the Company reports consolidated results and balances for financial reporting purposes, the individual companies file separate tax returns. Due to operating losses throughout the reporting periods, no provision for income tax was made in 2002, 2001 or 2000.


     Q.   Research and development
          Research  and  development  in  the  current  year  represents   costs
          associated with the NTS product line and include approximately $227,000 of third-party billings.

NOTE 3 -  CAPITALIZED SYSTEM COSTS:
          Equipment, installation and in some cases interest costs related to operating lease contracts are capitalized and, after acceptance by the municipality (customer), are depreciated generally over a five year estimated useful life. The associated operating lease terms are predominantly three to five years from the last installation date. As larger contracts entail phased in installations over a period of time and the Company expects some contracts to be renewed, management estimates that a five-year average useful life is reasonable. In the event that a lease is not renewed, the Company will depreciate the remaining book value of the equipment, which could approximate up to 25% of the original cost, over the remaining lease term. Revenues realized from these agreements, generally in the form of per-citation fees, are expected to be adequate to cover the capitalized and future costs related to these agreements. Most leases contain minimum payment requirements, which currently aggregate to $652,000 in 2003, $652,000 in 2004 and $315,000 in 2005 but management expects that these annual amounts could increase and extend to future years as additional intersections are installed. A substantial portion of this equipment is collateral for the Company's leases payable.

                                                             December 31,
                                                      2002              2001
                                                      ----              ----
          Equipment under operating leases:
                Work-in-process                   $   381,030      $ 1,289,478
                Installed and accepted              1,884,611          892,337
                                                  -----------      -----------
                                                    2,265,641        2,181,815

          Less: Accumulated depreciation             (328,858)        (101,877)
                                                  -----------      -----------

          Net investment in leased equipment      $ 1,936,783      $ 2,079,938
                                                  ===========      ===========


NOTE 4 -  PROPERTY AND EQUIPMENT - NET:
                                                             December 31,
                                                       2002             2001
                                                       ----             ----

          Office furniture and equipment          $   140,475      $   194,763
          Computer equipment                        1,607,256        1,524,181
          Demonstration equipment                     125,562          123,518
          Leasehold improvements                      227,872          230,314
                                                  -----------      -----------
                                                    2,101,165        2,072,776
          Less:  Accumulated depreciation          (1,614,425)      (1,420,132)
                                                  -----------      -----------
                                                  $   486,740      $   652,644
                                                  ===========      ===========

          In 2002, the Company sold or disposed of $56,877 in office furniture and equipment, $13,194 of computer equipment and $2,442 of leasehold improvements. The loss on disposal of fixed assets is included in Other expense - net.

          Depreciation and amortization expense on the above assets of $235,361, $175,573 and $92,540 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.


NOTE 5 -  GOODWILL AND OTHER TANGIBLE ASSETS:
          As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth new financial accounting and reporting standards that require goodwill to be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized, but tested for impairment on an annual basis, or whenever indicators of impairment are identified. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairment identified accounted for as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

          Based on the decline of the Company's stock price during the second and third quarters however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25 and September 30, 2002 stock price of $.09. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective quarters. Although the Company's stock price declined to $.04 at December 31, 2002, management considered the decline to be temporary in nature as the stock price rebounded in 2003. If the Company's fair value declines below the September 30, 2002 measurement at a future quarterly measurement date and is deemed to be other than temporary, further impairment changes will be required in the respective future period. The Company will continue to monitor goodwill for potential impairment.

          As all of the goodwill recorded on the Company's books was created subsequent to June 30, 2001, no goodwill amortization was recorded during 2001, in accordance with SFAS No. 142. Since no amortization of goodwill had been recorded in 2001, adoption of SFAS No. 142 has had no pro forma effect on the net loss or earnings per share calculations for fiscal year 2001.

          Amortization of other intangible assets has been immaterial to operating results to date.

NOTE 6 -  LEASES PAYABLE:
          On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"), whereby EDS would provide lease financing to support installation of the NTS CrossingGuard product to municipalities under leasing terms. NTS received $3,183,180 in advances, drawn at $53,053 per approach contracted to fund system equipment, design and installation costs. Advances are collateralized by equipment delivered under leased CrossingGuard systems and were being repaid interest (20%) only for the first 6 months and principal and interest over the next 60 months from each advance date.

          Payments were made as scheduled through February 2002, then the Company became delinquent on payments and fell out of compliance with the lease agreement. On January 10, 2003, the lease agreement was amended, pursuant to a letter agreement between NTS and EDS dated July 18, 2002, to provide: (i) a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003; (ii) a moratorium on all principal repayments through June 30, 2003, at which time regular monthly payments will resume; (iii) all lease payments in arrears as of June 30, 2002 will be accrued and payable as follows, $150,000 on September 30, 2003, $100,000 on December 31, 2003, and $37,590 on March 30, 2004; and (iv) effective July 1, 2002, the interest rate factor upon which the lease payments are based was lowered to 12% per annum. EDS will not extend additional financing under the Master Lease Purchase Agreement.

          In 2002 and 2001, the Company recorded $303,481 and $174,218 of EDS interest costs; $100,559 and $105,193 of which were capitalized as capitalized systems costs and $202,922 and $49,788 were expensed directly, respectively. In addition, $19,237 of EDS interest in 2001 was expensed by NTS pre-merger.

          Based upon the original lease terms, at December 31, 2002, total repayments would have been approximately $4.9 million of which approximately $1.8 million represented interest at 20%. However, the aggregate minimum payments based upon the payment terms as revised in January 2003, including interest due at 12% over the remaining lease term are as follows:

                                 2003     $   669,040
                                 2004         875,670
                                 2005         838,080
                                 2006         838,080
                                 2007         838,080
                                 2008         193,224
                                          -----------
                                            4,252,174
                  Less amounts
                  representing interest    (1,088,118)
                                          -----------
                                          $ 3,164,056
                                          ===========


NOTE 7 -  RESTRUCTURING:
          In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs (which are separately disclosed in the Statement of Operations) of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. A settlement was reached in 2002 in connection with the Providence office lease but no agreement has been finalized regarding the amount due on the San Diego lease. The Company feels that it has fully accrued any amounts that will ultimately be paid on the San Diego lease. After offsetting security and inventory deposits against restructuring costs and paying $119,000 in severance benefits and $89,000 in lease settlement costs, at December 31, 2002, $366,000 remains outstanding on the balance sheet as a restructuring reserve.

NOTE 8 -  COMMON AND  PREFERRED STOCK:
          In September 2001, the Company completed a merger with NTS (Note 15), which resulted in the issuance of 32,338,558 shares of Nestor, Inc. common stock.

          Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $235,000 at December 31, 2002 and 2001.

NOTE 9 -  OPTIONS AND WARRANTS:
          On April 1, 1984, the Company adopted an Incentive Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. The Company's Stock Option Plan has authorized the grant of options to employees for up to 2,450,000 shares of the Company's common stock. Options generally vest over three years and are exercisable for five years from the date of grant. The options are not transferable except by will or domestic relations order.

          On May 6, 1997, the Company adopted the 1997 Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. In June 2001, the 1997 Stock Option Plan was amended to increase the aggregate number of options authorized from 1 million to 5 million shares of the Company's common stock. Options vest over four years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire eight years from the date of grant. The options are not transferable except by will or domestic relations order.

          The following table presents the activity of the Company's Stock Option Plans for the years ended December 31, 2002, 2001 and 2000. The number of options granted and outstanding in 2001 rose significantly due to the conversion of 302,800 NTS stock options into 2,775,000 Nestor, Inc. stock options priced at $.55 pursuant to the merger. The number of options canceled in 2002 included unexercised options previously held by employees who were terminated in connection with the Company's restructuring. In 2003, the pending one-for-ten reverse split will impact both the number of options and option prices proportionately.


                                                                    Years Ended December 31,
                                              ----------------------------------------------------------------
                                                       2002                   2001                2000
                                                       ----                   ----                ----

                                                         Weighted               Weighted               Weighted
                                                          Av. Ex.                Av. Ex.                Av. Ex.
                                               Shares      Price     Shares       Price     Shares       Price
                                               ------------------    -------------------    -------------------

          Outstanding beginning  of year       3,951,212   $ .71     1,104,821   $1.28      1,628,316    $1.20
          Granted                                368,000     .20     3,445,840     .59        270,500      .94
          Exercised                                  ---     ---       174,127     .70         79,122     1.08
          Canceled                             1,077,219     .71       425,322    1.23        714,873      .99
                                               ---------             ---------             ----------
          Outstanding end  of year             3,241,993   $ .65     3,951,212   $ .71      1,104,821    $1.28
                                               =========             =========              =========

          Options exercisable  at year end     2,247,298   $ .73     2,148,630   $ .82        805,928    $1.42
                                               =========             =========              =========

          The  following  table  presents   weighted   average  price  and  life
          information about significant option groups outstanding at December 31, 2002.

                                          Options Outstanding                       Options Exercisable
                               -----------------------------------------        ---------------------------
                                                 Weighted
                                                  Average       Weighted                         Weighted
                                 Number          Remaining       Average          Number         Averaged
             Range of          Outstanding      Contractual     Exercise        Exercisable     Exercisable
          Exercise Prices      at 12/31/02     Life (Years)       Price         at 12/31/02        Price

           $ .10 - $ .19           348,000          7.52          $.18             69,600          $ .18
           $ .55                 1,952,269          6.53           .55          1,275,849            .55
           $ .69 - $1.44           784,224          1.51           .74            744,974            .73
           $2.20- $ 2.89           157,500          1.97          2.43            156,875           2.43
                              ------------      --------          ----          ---------          -----
                                 3,241,993          5.20          $.65          2,247,298          $ .73
                              ============      ========          ====          =========          =====


          The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. During 2001, the Company issued 3,980,712 warrants in connection with the NTS merger and converted a premerger NTS warrant to purchase 91,655 common shares. Transaction Systems Architects, Inc.'s ("TSAI") warrant to purchase 2.5 million common shares expired on March 1, 2002, triggering the concurrent expiration of 1,250,000 NTS merger warrants. The following table presents warrants outstanding:

                                                Years Ended December 31,
                                       -----------------------------------------
                                           2002           2001           2000
                                           ----           ----           ----

          Eligible, end of year
            for exercise currently      5,321,407      9,071,407      4,999,040
                                        =========      =========      =========

          Warrants issued                     ---      4,072,367            ---
            Low exercise price         $      ---     $     0.01     $      ---
            High exercise price        $      ---     $     1.28     $      ---

          The warrants outstanding as of December 31, 2002 are currently exercisable and expire at various dates through October 5, 2005. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $0.01 to $1.28 per share. In 2003, the pending one-for-ten reverse split will impact both the number of warrants and warrant prices proportionately. The exercise price of existing warrants will be adjusted downward as a result of anti-dilution provisions of the warrants and the completion of the Silver Star Partners I, LLC transaction. The adjusted warrant prices will be determined based upon the final investment received from the pending transaction.

          During the year ended June 30, 1996, the exercise price of 1,000,000 warrants issued in the prior year was reduced from $1.50 to $.65. The maximum cumulative expense to be recorded by the Company upon exercise of these warrants will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the remaining life of the warrants. Accordingly, the Company recognized expenses totaling $106,000 in 2002, 2001 and 2000.

NOTE 10 - SEGMENT INFORMATION:
     A.   Description of reportable segments
          Effective with the September 2001 merger, the Company has two reportable segments: Financial Solutions (Nestor, Inc.) and Traffic Systems (NTS). Segment information for 2000 has been omitted since all operations relate to a single segment.

          The Financial Solutions division produced and sold credit and debit card fraud detection products and database marketing products to financial institutions and processors of financial data. Subsequent to the ACI and ReD agreements, Financial Solutions revenues were mainly a royalty stream from ACI. The Traffic Systems segment provides video-based monitoring systems and services for traffic safety, mainly to municipalities. Goodwill has been allocated to the Traffic Systems segment.

     B.   Measurement of segment profit or loss and segment assets
          The Company evaluates performance based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described elsewhere in these financial statements.

     C.   Segment profit or loss and segment assets
          All revenues are from external customers. There are no intercompany sales.

                                    Financial        Traffic
                                    Solutions        Systems           Totals
                                    ---------        -------           ------
          Year Ended
          December 31, 2002:
          Revenues                 $  665,000     $ 1,457,000      $  2,122,000
          Segment profit (loss)     3,591,000      (16,225,000)     (12,634,000)
          Segment assets            5,099,000        4,102,000        9,201,000

          Year Ended
          December 31, 2001:
          Revenues                 $3,073,000      $   448,000     $  3,521,000
          Segment profit (loss)     1,295,000       (2,779,000)      (1,484,000)
          Segment assets            2,516,000       19,519,000       22,035,000

     D.   Geographic Information
          Revenues are attributed to countries based on the location of customers. All foreign revenues related to Financial Solutions. All long-lived assets are located in the United States.

                                              Years Ended December 31,
                                   ---------------------------------------------
                                        2002             2001             2000
                                        ----             ----             ----

          United States            $ 2,112,281     $  3,450,613    $  2,841,558
          Belgium                          ---              ---         276,799
          Japan                            ---           46,844         117,532
          Canada                         9,293           23,467         416,533
                                   -----------     ------------    ------------

                                   $ 2,121,574     $  3,520,924    $  3,652,422
                                   ===========     ============    ============

     E.   Revenues from Major Customers

                                                                    Years Ended December 31,
                                                -----------------------------------------------------
                                                         2002             2001           2000
                                                         ----             ----           ----

          Customer A - Financial Solutions         $    629,569    $  1,841,031    $  2,299,208
          Customer B - Financial Solutions                  ---         832,000             ---
          Customer C - Traffic Systems                  293,911         218,023             ---
          Customer D - Financial Solutions                  ---             ---         285,834
          Customer E - Financial Solutions                  ---         285,536         256,876
          Customer F - Financial Solutions                  ---             ---         276,799
          Customer G - Traffic Systems                  266,751          34,925             ---

NOTE 11 - IMPAIRMENT CHARGE:
          During the quarter ended June 30, 2002, the Company determined that potential citation revenues from certain CrossingGuard installations in two cities would not exceed the cost of the underlying carrying value of the capitalized systems. These contracts were signed in the early stages of CrossingGuard development and the site selection procedures and contract terms have since been improved. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company wrote off capitalized systems cost of $794,000 and recorded a corresponding impairment charge in operating expenses. Ongoing revenues from these installations are expected to offset future costs of system operations.

NOTE 12 - ROYALTY ASSIGNMENT:
          On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under the license agreement between the Company and ACI ("ACI License") (Note 19). CLA is owned and controlled by Alan M. Wiener, Alvin J. Siteman and Robert M. Carroll, directors and shareholders of the Company. The MOU also provided a schedule for advances by CLA to provide interim financing to the Company during the period prior to the closing. Upon closing on September 30, 2002, CLA paid the Company $3.1 million in cash (less advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

          After offsetting $860,000 of ACI unbilled contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.

NOTE 13 - OTHER EXPENSE - NET:
          Other income (expense) as reflected in the consolidated statements of operations consists of the following:

                                               Years Ended December 31,
                                      ----------------------------------------
                                          2002         2001            2000
                                          ----         ----            ----

          Interest income             $  11,229      $ 51,695      $  10,411
          Interest expense             (217,023)      (65,355)       (10,603)
          Expense relating to
           financing operations        (106,483)     (106,483)      (106,483)
          Loss on disposal of
           fixed assets                  (6,341)      (66,666)           ---
                                      ----------    ----------     ----------
          Other expense - net         $(318,618)    $(186,809)     $(106,675)
                                      ==========    ==========     ==========

NOTE 14 - INCOME TAXES:
          During 2002 and 2001, the Company recorded deferred tax assets primarily for the benefit of net operating losses in the amount of $1,573,000 and $5,959,000, respectively. The cumulative amount of these assets, which is $14,772,000 and $13,199,000 at December 31, 2002 and 2001, respectively, is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.

          The Company has available at December 31, 2002, $36,736,000 and $25,692,000 of net operating loss carryforwards for federal and state purposes, respectively. Approximately $13,354,000 and $11,850,000 of these federal and state net operating loss carryforwards were acquired as part of the merger with NTS. These loss carryforwards may be applied against future taxable income and begin to expire in 2003.

          Pursuant to Section 382 of the Internal Revenue Code, annual use of the tax loss carryforwards may be limited if there is a change in ownership. This limitation applies to the losses incurred by Nestor, Inc., as well as to the losses incurred by NTS. The Company has not determined the effect of this limitation.

NOTE 15 - NESTOR TRAFFIC SYSTEMS, INC.:
          The Company recorded a loss from investment in affiliate of $81,100 in 2001 and $1,339,122 in 2000 under equity accounting for its investment in NTS.

          In January 2001, an agreement in principle was reached to combine the Company and NTS, by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc. in effect, becoming the surviving entity. On August 6, 2001, the Company filed Form S-4/A with the Securities and Exchange Commission. The combination was approved by the shareholders of both companies in meetings held on September 12, 2001.

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

          In addition, the Group received a warrant right to acquire up to 2,980,712 additional shares of common stock exercisable at the same price at which currently outstanding warrants of Nestor, Inc. are exercisable, but only in the event the currently outstanding warrants are exercised, so as to maintain their initial ownership interest percentage. This warrant right decreased by 1,250,000 shares on March 1, 2002 with the expiration of TSAI's warrant on that date. In addition, the Group received a warrant to acquire 1,000,000 shares of the Company's common stock at $1.28 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding at closing. Such warrants are treated as variable and, accordingly, are revalued quarterly with offsetting adjustments to additional paid-in capital.

          The following is a summary of the purchase price and allocation to the fair value of the assets acquired and liabilities assumed.

          Value of common stock issued to consummate the merger    $  7,790,595
          Value of options issued as a result of the merger           1,621,395
          Value of warrants issued as a result of the merger             43,994
          Acquisition costs                                             622,144
                                                                   ------------
          Total purchase price                                       10,078,128
          Plus net NTS liabilities assumed by Nestor, Inc.            4,002,556
                                                                   ------------
          Goodwill                                                 $ 14,080,684
                                                                   ============

          Fair values of assets acquired and liabilities assumed:

          Cash and cash equivalents                                $    361,804
          Accounts receivable                                           166,765
          Inventory                                                     501,899
          Fixed assets - net                                          2,240,614
          Other assets                                                  281,540
          Note payable                                               (4,000,000)
          Accounts payable and accrued expenses                      (1,519,444)
          Other current liabilities                                    (286,710)
          Long term leases payable                                   (1,749,024)
                                                                   ------------
          Net liabilities assumed                                  $ (4,002,556)
                                                                   ============


          The following table presents the consolidated results of operations for the year ended December 31, 2001 on an unaudited pro forma basis as if the merger took place at the beginning of the period presented.

                  Revenues                                         $  4,435,000
                  Net loss                                         $  5,419,000
                  Loss per share, basic and diluted                $       0.13

          On January 1, 1999, the Company entered into an exclusive license with NTS to apply certain proprietary technologies in the fields of using video and other sensors to analyze, monitor and respond to movement of persons or objects in vehicular, rail, air or other modes of transportation or supporting the foregoing. The license expires upon the expiration of the underlying patents protecting the technologies used in NTS's products. The license provides for royalties to the Company starting in 2000 equal to 5% of the gross margin realized from sales or licensing of products subject to the license, and increasing to 10% of the gross margin in calendar years 2001 and beyond. The license requires minimum annual royalties of $125,000 in 2001, $250,000 in 2002, $500,000 in 2003, $750,000 in 2004 and $1 million for each year thereafter, in order to maintain exclusive rights. The 2002 and 2001 minimum royalties were recorded and eliminated in consolidation. The Company recorded royalties of $9,548 for 2000.

          During 2001, NTS used facility and administrative services of the Company, including office space and executive, accounting and other support personnel. Prior to the September 2001 merger, facility and administrative fees charged to NTS were $397,000 in 2001. Post-merger changes were eliminated in consolidation.

NOTE 16 - RELATED PARTY TRANSACTIONS:
          Herbert S. Meeker, a director of the Company, is a partner in the law firm of Brown Raysman Millstein Felder & Steiner, LLP (formerly Baer, Marks & Upham), which the Company uses for legal services. For the years ended December 31, 2002, 2001 and 2000, the Company recorded an expense to Mr. Meeker's firm of $7,254, $121,065 and $4,874, respectively. In addition, the Company also recorded $369,501 of fees in 2001 as acquisition costs related to the NTS merger and $9,919 of fees in 2002 relating to the 2003 Silver Star Partners I, LLP stock purchase agreement.

          Bruce W. Schnitzer, who became a director of the Company in August 1994, is Chairman of Wand Partners, Inc., a private investment firm that the Company used for management consulting. For the years ended December 31, 2001 and 2000, the Company recorded an expense for Wand Partners, Inc. of $49,636 and $43,048, respectively. In 2002, the Company reversed $71,848 of previously expensed Wand fees (recorded as a reduction to general and administrative expenses) in connection with a Termination and Release Agreement agreed to in principle prior to December 31, 2002 but dated January 15, 2003. Included in accrued liabilities at December 31, 2002 and 2001 are $96,250 and $179,167, respectively, due to Wand Partners, Inc.

          TSAI, the parent company of ACI, is a shareholder of the Company. Thomas H. Boje, Vice President, Corporate Development of TSAI, was a director of the Company April 2000 through 2001. For the years ended December 31, 2002, 2001 and 2000, the Company recorded revenues of $629,569, $1,841,031 and $2,299,208, respectively from ACI. At
          December 31, 2001, $1,005,196 was unbilled to ACI and deferred income included $791,725 due from ACI. Further related party transactions with TSAI and ACI are discussed throughout these financial statements.

          Deferred compensation of $79,131 was recorded and accrued for the period July 1, 2002 to December 31, 2002 for two officers of the Company. The deferral was paid in January 2003.

          See Note 12 for royalty assignment to Churchill Lane Associates, LLC and Note 15 for transactions with Nestor Traffic Systems, Inc.


NOTE 17 - COMMITMENTS AND CONTINGENCIES:
          NTS entered into an operating lease dated June 21, 2000 for office and warehouse facilities in East Providence, Rhode Island. This lease provides for monthly rentals of $10,360 through July 2003 and then increases to $10,800 monthly through July 2005. Rent expense for this lease was $37,300 post-merger in 2001 and $124,300 in 2002.

          NTS also leases office space in La Jolla, California. The July 17, 2002 operating lease calls for monthly rent of $1,533 through the lease term expiration of July 31, 2003. Rent expense was $8,500 in 2002.

          NTS entered into a Services Agreement with EDS, effective August 1, 2001, for EDS to perform certain citation processing services for NTS at a minimum monthly fee of $21,000 in 2001 and $35,000 per month in 2002. On January 10, 2003, an agreement was reached to modify the Services Agreement by; (i) eliminating the monthly minimum fee, (ii) reducing the per ticket processing fees charged, and (iii) applying the amendments retroactive to January 1, 2002 and terminating the Agreement on December 31, 2002. During the period January through June 2002, NTS recorded in cost of goods sold approximately $210,000 in processing fees under the original service agreement terms. In December 2002, NTS recorded a $102,000 reduction in cost of goods sold in connection with the modified terms. Also in January 2003, the parties entered into a Transition Services Agreement, which essentially extended the modified terms to March 31, 2003 at which time NTS will perform these services internally.

          During 2000, the Company began leasing computer equipment under an operating lease agreement. The lease provides for monthly rent payments in arrears over a three-year term. At the end of the lease term, the Company may purchase the equipment at fair market value, extend the lease term or return the equipment. The value of leased equipment was $97,035 at December 31, 2002 and 2001 and rent expense was $40,134 in 2002 and 2001.


NOTE 18-  LITIGATION:
          On July 12, 2002, Baldwin Line Construction of Maryland, Inc. filed a lawsuit against Nestor Traffic Systems, Inc. in Fairfax County, Virginia, seeking $117,105 plus interest related to invoices they claim are owed for construction work in Falls Church, Virginia. The suit has been transferred to Arlington County, Virginia. On November 15, 2002, NTS answered by filing its Grounds of Defense. Additionally on November 15, 2002, NTS filed a counterclaim alleging breach of contract and breach of warranty, seeking a $400,000 judgment to cover NTS's losses in remedying the installation and lost revenues suffered from late delivery of the system. The parties are conducting depositions and the case is scheduled for trial in June 2003.

          Management believes that all bona-fide invoices for services due to Baldwin have been paid and intends to defend itself against these additional claims, but has accrued approximately $100,000 in the financial statements for costs related to this lawsuit. Costs associated with the suit are being expensed as incurred. Although NTS believes that it will prevail, there can be no assurance as to the outcome of Baldwin's suit and NTS's counterclaim.

          In the ordinary course of business, the Company is a defendant in certain claims and legal proceedings. In the opinion of management, the outcome of these matters will not have a material effect on the financial position of the Company.


NOTE 19-  ACI LICENSE AGREEMENT:
          On February 1, 2001, the Company entered into a license agreement with ACI pursuant to which ACI was granted a worldwide, perpetual, non-revocable, non-transferable and non-exclusive license in the field of use of fraud detection (including money laundering detection) in electronic payments. ACI may brand, customize, and extend the software products covered by the license agreement as well as use the software programs as a development platform to develop new functional and new end-user products or applications subject to the terms and conditions of the license. In return, ACI is fully responsible and liable for the provision of services to its licensees. Nestor, Inc. had previously provided support, maintenance and enhancements for these products. This agreement replaces the April 28, 1998 license agreement with ACI.

          Under the new agreement, ACI paid a one-time license fee of $1,104,000 for source code license rights to the software products, and in addition, agreed to pay an ongoing royalty fee of 15% with a first year minimum of approximately $475,000. The license granted to ACI is for products that constituted a significant portion of the Company's gross revenues. During the quarter ended March 31, 2001, the Company recorded the one-time initial license fee of $1,104,000 in connection with this source code license. Reported ACI revenues thereafter decreased significantly due to the termination of the previous ACI contract that provided a 40% monthly license fee as well as additional engineering revenues. Expenses relating to these revenues have also decreased significantly because ACI hired thirteen employees from Nestor, Inc., effective February 1, 2001, and reimbursed the Company $13,000 per month for the continued use of Nestor, Inc. facilities and equipment prior to their office relocation in May 2001. Unbilled contract revenue and deferred income under the prior agreement were replaced by the new royalty amounts during the quarter to reflect the 15% royalty rate under the new agreement. During the quarter ended March 31, 2001, the Company recorded a non-cash reduction of $3,037,000 and a non-cash increase of $1,111,000 in unbilled contract revenue and deferred income related to these agreements.

          Nestor continued to receive royalties under this agreement through June 30, 2002. Effective July 1, 2002, the Company assigned its ACI royalty rights to Churchill Lane Associates.

NOTE 20-  RETAIL DECISIONS, INC. LICENSE AGREEMENT:
          On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. ("ReD") in which Nestor granted to ReD: (i) an exclusive (other than ACI), perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and (ii) a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries.

          Additionally, Nestor transferred to ReD certain assets that were supportive of the technology licensed thereunder. The assets transferred to ReD by Nestor include all of the right, title and interest of Nestor in certain equipment, license agreements (excluding
          ACI) and trademark rights. To support its newly acquired license, ReD hired 13 of Nestor's employees.

          ReD paid $1,800,000 to Nestor under the license agreement, and Nestor agreed, for certain marketing and transition services, to pay to ReD:
          (i) $500,000 which was paid on July 2, 2001; (ii) $250,000 which was paid on October 1, 2001; and (iii) $218,000 which was paid January 2, 2002. The Company recorded $832,000 as net license revenue in the second quarter of 2001 in connection with this agreement. No ongoing revenues have been realized from ReD.

NOTE 21-  RECENT ACCOUNTING PRONOUNCEMENTS:
          During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, ("SFAS 143") "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement requires the Company to estimate the fair value of liabilities associated with asset retirement obligations. The associated asset retirement costs are to be capitalized as part of the carrying value of the long-lived asset and allocated to expense over the asset's useful life. The Company is currently evaluating the effects of this pronouncement.

          In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an on-going benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

          In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No. 123." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is currently evaluating the effects of this pronouncement.

SEE INDEPENDENT AUDITORS' REPORTS.

                                                                       PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          Incorporated by reference from the Company's Definitive Information Statement filed with the Securities and Exchange Commission on March 14, 2003.


ITEM 11.  Executive Compensation.
          ----------------------

          Incorporated by reference from the Company's Definitive Information Statement filed with the Securities and Exchange Commission on March 14, 2003.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          Incorporated by reference from the Company's Definitive Information Statement filed with the Securities and Exchange Commission on March 14, 2003.


ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Incorporated by reference from the Company's Definitive Information Statement filed with the Securities and Exchange Commission on March 14, 2003.


ITEM 14.  Controls and Procedures.
          -----------------------

          Within the 90-day period prior to the filing of this report, Nestor, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                                                        PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

          (a)  The following documents are filed as part of this report:

               (1) The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 8.

               (2) Consolidated Financial Statement Schedule: Valuation and Qualifying Accounts and Reserves

                    All other schedules are omitted because such information is not applicable (3) Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith.

                    99.1 Safe Harbor for  Forward-Looking  Statements  Under the
                         Private Securities Litigation Reform Act of 1995.
                    99.2 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
                    99.3 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Financial Officer.

          (b)  Reports on Form 8-K:

               On October 10, 2002, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated September 30, 2002, which is hereby incorporated by reference.

               On January 6, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 2, 2003, which is hereby incorporated by reference.

               On January 17, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 15, 2003, which is hereby incorporated by reference.


                                                    NESTOR, INC.                                           PART IV
                                                    ------------
                                                                                                    ITEM 15 (a)(2)
                                      CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   ----------------------------------------------



                                        Balance at                      Charged to      Deductions     Balance at
                                       Beginning of      Charged to        Other           from          End of
                                          Period           Expense       Accounts         Reserve        Period
                                       ------------      ----------     ----------      ----------     ----------
Allowances deducted from accounts receivable:


Year Ended December 31, 2000           $     4,145      $   62,850      $     ---     $   (62,850)     $   4,145

Year Ended December 31, 2001           $     4,145      $   (4,145)     $     ---     $       ---      $     ---

Year Ended December 31, 2002           $       ---      $      ---      $     ---     $       ---      $     ---


                                INDEX OF EXHIBITS

   EXHIBIT
     NO.                          DESCRIPTION OF EXHIBIT
   -------                        ----------------------
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

   EXHIBIT
     NO.                          DESCRIPTION OF EXHIBIT
   -------                        ----------------------

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

   EXHIBIT
     NO.                          DESCRIPTION OF EXHIBIT
   -------                        ----------------------

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

    EXHIBIT
      NO.                          DESCRIPTION OF EXHIBIT
    -------                        ----------------------

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

     21        Nestor IS,  Inc.,  a  wholly-owned  subsidiary  of  Nestor,  Inc.
               incorporated   January  1,  1997,   doing   business   as  Nestor
               Intelligent Sensors.

     21.1 Nestor Interactive, Inc. a wholly-owned subsidiary of Nestor, Inc. incorporated January 1, 1997.

     21.2 Nestor Traffic Systems, Inc. financial statements for year ended December 31, 2000.

     99.1 Safe Harbor for Forward-Looking Statements under the Private Securities Litigation Reform Act of 1995.


     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

     99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Financial Officer

     103       Copy  of  Complaint  filed  on  November  25,  1998  against  HNC
               Software,   Inc.  alleging   anticompetitive,   exclusionary  and
               predatory conduct in the Registrant's market.