Form 10-Q
period 2003-03-31
NESTOR INC
filed 2003-05-13
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended March 31, 2003


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


Common  stock,   par  value  .01  per  share:   9,924,111   shares   outstanding
(post-reverse stock split) as of March 31, 2003

                                  NESTOR, INC.

                                    FORM 10 Q
                                 March 31, 2003

                                      INDEX
--------------------------------------------------------------------------------

                                                                         Page
                                                                        Number
                                                                        ------
PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets                             3
        -------------------------------------
        March 31, 2003 (Unaudited) and December 31, 2002

        Condensed Consolidated Statements of Operations (Unaudited)       4
        -----------------------------------------------------------
        Quarters ended March 31, 2003 and 2002

        Condensed Consolidated Statements of Cash Flows (Unaudited)       5
        -----------------------------------------------------------
        Quarters ended March 31, 2003 and 2002

        Notes to Condensed Consolidated Financial Statements              6
        ----------------------------------------------------


Item 2     Management's Discussion and Analysis of
           Results of Operations and Financial Condition                  8

Item 3     Quantitative and Qualitative Disclosure of Market Risk        11

Item 4     Controls and Procedures                                       11



PART 2     OTHER INFORMATION                                             12



                                  NESTOR, INC.
                      Condensed Consolidated Balance Sheets

                                                                         MARCH 31, 2003         DECEMBER 31, 2002
                                                                         --------------         -----------------
                                                                            (UNAUDITED)
                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $     870,873             $     308,894
    Accounts receivable                                                        166,267                   141,263
    Unbilled contract revenue                                                  149,245                   122,684
    Inventory                                                                  397,585                   281,108
    Other current assets                                                        62,534                    60,963
                                                                         -------------             -------------
      Total current assets                                                   1,646,504                   914,912

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                2,372,965                 1,936,783
    Property and equipment, net of accumulated depreciation                    456,225                   486,740
    Goodwill                                                                 5,580,684                 5,580,684
    Patent development costs, net of accumulated amortization                  167,931                   153,275
    Other long term assets                                                      53,237                   128,570
                                                                         -------------             -------------

TOTAL ASSETS                                                             $  10,277,546             $   9,200,964
                                                                         =============             =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $     771,071             $     616,878
    Accrued employee compensation                                              319,455                   354,269
    Accrued liabilities                                                        609,876                   795,749
    Leases payable                                                             509,818                   354,286
    Restructuring reserve                                                      330,059                   365,939
                                                                         -------------             -------------
      Total current liabilities                                              2,540,279                 2,487,121

Long term leases payable                                                     2,727,675                 2,849,126
                                                                         -------------             -------------
Total liabilities                                                            5,267,954                 5,336,247
                                                                         -------------             -------------

Commitments and contingencies                                                      ---                       ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 235,000 shares at
      March 31, 2003 and December 31, 2002                                     235,000                   235,000
    Common stock, $.01 par value, authorized 20,000,000 shares;
      issued and outstanding: 9,924,111 shares at March 31, 2003
      and 5,024,111 shares at December 31, 2002                                 99,241                    50,241
    Warrants                                                                 1,133,314                 1,072,825
    Additional paid-in capital                                              47,308,584                45,227,851
    Accumulated deficit                                                    (43,766,547)              (42,721,200)
                                                                         --------------            -------------
      Total stockholders' equity                                             5,009,592                 3,864,717
                                                                         -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  10,277,546             $   9,200,964
                                                                         =============             =============

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Quarter Ended March 31,
                                            ------------------------------------
                                                   2003             2002
                                                   ----             ----


Revenue:
     Product royalties                      $       23,250      $     254,914
     Product licenses and services                 323,477            583,024
                                            --------------      -------------

         Total revenue                             346,727            837,938
                                            --------------      -------------

Operating expenses:
     Cost of goods sold                            250,022            676,675
     Engineering services                          671,642            405,839
     Research and development                       30,889            937,118
     Selling and marketing                          67,764            242,026
     General and administrative                    343,933            503,442
                                            --------------      -------------

         Total operating expenses                1,364,250          2,765,100
                                            --------------      -------------


Loss from operations                            (1,017,523)        (1,927,162)

Other expense - net                                (27,824)           (81,781)
                                            ---------------     --------------


Net loss                                    $   (1,045,347)     $  (2,008,943)
                                            ===============     ==============


Loss Per Share:

Loss per share, basic and diluted           $        (0.10)     $       (0.40)
                                            ===============     ==============

Shares used in computing loss per share:
     Basic and diluted                           9,947,611          5,047,611
                                            ==============      =============


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.



                                  Nestor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Quarter Ended March 31,
                                                           ---------------------------------
                                                                2003                  2002
                                                                ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ 1,045,347)          $ (2,008,943)
     Adjustments to reconcile net loss
       to net cash used by operating activities:
       Depreciation and amortization                          153,894                122,681
       Loss on disposal of fixed assets                         5,291                  1,300
       Expenses charged to operations relating to
        options, warrants and capital transactions             26,621                 26,621
       Increase (decrease) in cash arising from
        changes in assets and liabilities:
         Restricted cash                                          ---                (52,732)
         Accounts receivable                                  (25,004)               (59,922)
         Unbilled contract revenue                            (26,561)                53,615
         Inventory                                           (101,185)               (11,590)
         Other assets                                          73,762                 91,267
         Accounts payable and accrued expenses                (66,494)              (192,653)
         Deferred income                                          ---               (161,811)
         Restructuring reserve                                (35,880)                   ---
                                                          ------------          ------------

         Net cash used by operating activities              1,040,903)            (2,192,167)
                                                          ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in capitalized systems                         (537,198)              (504,593)
   Purchase of property and equipment                          (4,000)                (6,207)
   Patent development costs                                   (15,602)                (2,155)
                                                          ------------          -------------

         Net cash used by investing activities               (556,800)              (512,955)
                                                          ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of obligations under capital leases               (3,919)               (25,004)
   Proceeds from leases payable                                   ---                530,530
   Proceeds from issuance of common stock - net             2,163,601                    ---
                                                          -----------           ------------

         Net cash provided by financing activities          2,159,682                505,526
                                                          -----------           ------------

Net change in cash and cash equivalents                       561,979             (2,199,596)
Cash and cash equivalents - beginning of period               308,894              2,294,987
                                                          -----------           ------------

Cash and cash equivalents - end of period                 $   870,873           $     95,391
                                                          ===========           ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Interest paid                                          $       444           $     88,492
                                                          ===========           ============

   Income taxes paid                                      $       ---           $        ---
                                                          ===========           ============


The Unaudited Notes to the Condensed  Consolidated  Financial  Statements are an integral part of this statement.


                                  NESTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003

Note 1 -  Nature of Operations:
          A. Organization
          Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. The Company's principal office is located in East Providence, RI.

          The Company's current focus is to offer customers products to be utilized in intelligent traffic management systems. Its leading product is its CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS. Effective July 1, 2002, the Nestor, Inc. assigned its royalty rights in the field of financial services, substantially eliminating ongoing product royalty revenue.

          B. Liquidity and management's plans
          The Company has incurred significant losses to date and at March 31, 2003 has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing to carry out product delivery efforts under current contracts, to underwrite the delivery costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, and for other operating uses. If the Company does not realize additional equity and/or debt capital or revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives, including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

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

Note 2 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

          The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2002.

          Certain operating expenses reported at March 31, 2002 have been reclassified to conform to the 2003 presentation. The reclassification had no effect on results of operations. Common stock and loss per share as previously reported at March 31, 2002 have been adjusted to a post-reverse split basis.

          Loss per share - Loss per share is computed using the weighted average number of shares of stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

          Stock-based compensation - The Company measures compensation expense relative to employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company discloses, on an annual basis, pro forma net income and earnings per share as though the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", had been applied. See Note 2 of the December 31, 2002 Form 10-K for these disclosures.

Note 3 -  One-for-Ten Reverse Stock Split:
          The Company filed a certificate of amendment to its certificate of incorporation on April 11, 2003, causing a one-for-ten reverse stock split of the outstanding shares of the Company common stock effective on that date. The Company's common stock began trading on a post reverse split basis on April 21, 2003 under the new trading symbol "NESO" (previously "NEST"). These financials reflect common stock and loss per share on a post-split basis.

Note 4 -  Second Closing of Financing:
          On April 16, 2003, the Company completed the second closing of the financing transaction with Silver Star Partners I, LLC. Silver Star purchased an additional 4,013,557 shares (post-reverse stock split) for $2,000,000. In the first closing on January 15, 2003, Silver Star purchased 49 million shares of Nestor common stock for $2,300,000 (pre-reverse stock split). Danzell Investment Management, Ltd., in which William B. Danzell, the Managing Director of Silver Star, serves as president, has provided investment-related services (including consulting services) to the Company and has received a fee for services rendered in an amount equal to 3% of the cash proceeds generated by the Company in connection with the financing transactions with Silver Star. Upon completion of the second closing, Silver Star owned 64.8% of the issued and outstanding shares of Company common stock. See Form 8-K dated April 9, 2003 for further information.

Note 5 -  Contingency:
          A significant customer contract in the Rail line of business may be terminated prior to its completion as a result of the Company's recent reorganization and decision to focus on CrossingGuard systems and services. The financial effect on the Company of the possible contract termination cannot be determined at this time.

Note 6 -  Litigation:
          On July 12, 2002, Baldwin Line Construction of Maryland, Inc. filed a lawsuit against Nestor Traffic Systems, Inc. in Fairfax County, Virginia, seeking $117,105 plus interest related to invoices they claimed were owed for construction work in Falls Church, Virginia. NTS and Baldwin reached a settlement agreement on April 22, 2003 whereby NTS paid $7,500 and all claims of each party were dismissed.

          During April 2003, the former president of NTS resigned as a member of the board of directors of the Company. This decision was made mutually by the president and the board based on differences regarding the future direction of the Company. The president's employment with the Company and NTS terminated. The president has filed a complaint against the Company and NTS in the Providence Superior Court seeking severance benefits, including twelve months salary of $180,000, upon termination. See Form 8-K dated April 9, 2003 for further information.

ITEM 2: Management's Discussion and Analysis of
        Results of Operations and Financial Condition
------------------------------------------------------

PROSPECTIVE STATEMENTS
----------------------

As discussed in detail in the Company's December 31, 2002 Form 10-K, significant operating changes took place in 2001 and 2002. The Company changed its operating focus from financial services (related royalty revenues ended June 2002) to intelligent traffic management products and services, primarily red-light enforcement systems and services. In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as efforts were focused on its contracts for CrossingGuard installation.

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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 2002 Form 10-K and the Company's Schedule 14C Definitive Information Statement filed on March 14, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Nestor's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 2 to the December 31, 2002 Form 10-K). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH POSITION AND WORKING CAPITAL

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1 of the Form 10-K financial statements, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing. Management's plans in regard to these matters are discussed in Note 1 of the Form 10-K financial statements and in the Company's Schedule 14C Definitive Information Statement filed on March 14, 2003. The quarterly financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ultimate ability to raise additional financing and/or capital.

The Company had consolidated cash and cash equivalents of approximately $871,000 at March 31, 2003 as compared with approximately $309,000 at December 31, 2002. At March 31, 2003, the Company had a working capital deficit of $894,000 as compared with a working capital deficit of $1,572,000 at December 31, 2002.

The Company's net worth at March 31, 2003 was $5,010,000, as compared with a net worth of $3,865,000 at December 31, 2002. The increase in net worth is primarily the result of the Silver Star equity transaction in January 2003 offset by the net operating loss reported for the quarter.

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

FUTURE COMMITMENTS

During the quarter ended March 31, 2003, the Company invested $537,000 in capitalized systems as compared to $505,000 in the same quarter last year. Management expects that NTS will make future commitments for capitalized systems related to its CrossingGuard contracts.

RESULTS OF OPERATIONS
---------------------

The January through June 2002 reported operations included ACI royalty revenues and significantly higher operating expenses than experienced after the June 2002 restructuring to lower ongoing personnel and facilities costs. Effective July 1, 2002, the Company assigned its ACI royalty rights to Churchill Lane Associates.

For the quarter ended March 31, 2003, the Company realized consolidated revenues totaling $347,000 and expenses of $1,364,000, which resulted in a consolidated operating loss for the quarter of $1,017,000. The Company reported a consolidated net loss of $1,045,000 for the current quarter after recording a $28,000 of other expenses. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $838,000 and $2,765,000, respectively, producing a loss from operations of $1,927,000; and after other expenses of $82,000, the Company reported net income of $2,009,000.

Revenues
--------

The Company's consolidated revenues arose (i) through NTS services, software licensing, equipment leasing, and support activities regarding its CrossingGuard and other traffic management products, and, to a lesser degree (ii) directly from licensing of Nestor, Inc.'s technology and products in specific fields of use (primarily risk management with ACI) or a related royalty stream.

During the quarter ended March 31, 2003, consolidated revenues decreased 59% to $347,000 from $838,000 in the quarter ended March 31, 2002. Fiscal 2003 revenues included $323,000 of traffic related revenues and no royalty revenues from ACI.

PRODUCT LICENSES AND SERVICES

During the quarter ended March 31, 2003, revenues from product licenses and services decreased 45% to $323,000 from $583,000 in the corresponding quarter of the prior year. Included in 2002 revenues was approximately $349,000 realized from Rail projects substantially completed during the first quarter. In 2003, CrossingGuard installations contributed the substantially all of the revenue.

Operating Expenses
------------------

Total operating expenses amounted to $1,364,000 in the quarter ended March 31, 2003, a decrease of $1,401,000 (51%) from total operating costs of $2,765,000 in the corresponding quarter of the prior year. The 2002 operating expenses reflect higher costs than the current post restructuring level.

COST OF GOODS SOLD

Cost of goods sold (CGS) totaled $250,000 in the 2003 quarter as compared $677,000 in the prior year. The 2003 CGS relates to CrossingGuard products while 2002 CGS is primarily higher cost Rail product deployment, coupled with Electronic Data Systems monthly minimum processing fees of $35,000 which were significantly lower in 2003 on a per-ticket fee basis.

ENGINEERING SERVICES

Costs related to engineering services totaled $672,000 in the quarter ended March 31, 2003, as compared to $406,000 in the corresponding quarter of the prior year. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. This expense increased in 2003, as there were more customers to support, requiring some staff realignments from R&D to assist in the engineering efforts.

RESEARCH AND DEVELOPMENT

Research and development expenses totaled $31,000 in the quarter ended March 31, 2003, as compared with $937,000 in the year-earlier period. R&D efforts were significant to rollout Rail and CrossingGuard products, which occurred in 2002. The Company will continue its R&D activities on a smaller scale and as deemed necessary. In March 2002, management took steps to reduce the heavy use of third party contractors to support development projects.

SELLING AND MARKETING

Selling and marketing costs totaled $68,000 in the quarter ended March 31, 2003, as compared with $242,000 in the corresponding quarter of the prior year, a decrease of 72%. The decrease reflects the reduction in expenses after the June 2002 reorganization.

GENERAL AND ADMINISTRATIVE

General and administrative expenses totaled $344,000 in the quarter ended March 31, 2003, as compared with $503,000 in the corresponding quarter of the prior year, representing a decrease of 32%. The June 2002 reorganization significantly reduced ongoing general and administrative expenses.

Other Expense - Net
-------------------

Other expenses totaled $29,000 in the quarter ended March 31, 2003, as compared with $82,000 in the corresponding quarter of the prior year, representing a decrease of 65%. The higher prior year amount includes $62,000 of EDS interest expense on leases payable. The EDS lease agreement was amended on January 10, 2003 to provide a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003.

Loss Per Share
--------------

During the quarter ended March 31, 2003, the Company reported a net loss of $1,045,000, or ($.10) per share as compared with a net loss of $2,009,000, or ($.40) per share in the corresponding period of the prior year. During the quarter ended March 31, 2003, there were outstanding 9,948,000 basic and diluted shares of common stock as compared with 5,048,000 basic and diluted shares during the corresponding quarter of the previous year. These financials reflect common stock and loss per share on a post-split basis. The increase in the outstanding shares reflects the additional shares issued in connection with the first closing of the Silver Star financing in January 2003.

ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
-------------------------------------------------------------

The Company has long term lease obligations, however the interest rate is fixed. Therefore, management assesses their exposure to these risks as immaterial.

ITEM 4:  CONTROLS AND PROCEDURES
--------------------------------

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

PART 2:  OTHER INFORMATION
--------------------------

                                  NESTOR, INC.

                           FORM 10 Q - March 31, 2003


Item 1:   Legal Proceedings

          On July 12, 2002, Baldwin Line Construction of Maryland, Inc. filed a lawsuit against Nestor Traffic Systems, Inc. in Fairfax County, Virginia, seeking $117,105 plus interest related to invoices they claimed were owed for construction work in Falls Church, Virginia. NTS and Baldwin reached a settlement agreement on April 22, 2003 whereby NTS paid $7,500 and all claims of each party were dismissed.

          During April 2003, the former president of NTS resigned as a member of the board of directors of the Company. This decision was made mutually by the president and the board based on differences regarding the future direction of the Company. The president's employment with the Company and NTS terminated. The president has filed a complaint against the Company and NTS in the Providence Superior Court seeking severance benefits, including twelve months salary of $180,000, upon termination. See Form 8-K dated April 9, 2003 for further information.


Item 2:   Changes in Securities

          (a)  One-for-Ten Reverse Stock Split

               The Company filed a certificate of amendment to its certificate of incorporation on April 11, 2003, causing a one-for-ten reverse stock split of the outstanding shares of the Company common stock effective on that date. The Company's common stock began trading on a post reverse split basis on April 21, 2003 under the new trading symbol "NESO" (previously "NEST").

          (c)  Sale of Securities

               On January 15, 2003, the Company completed the first closing of the financing transaction with Silver Star Partners I, LLC, and issued 49,000,000 shares of Nestor common stock (pre-reverse split) to Silver Star at a purchase price of $.0485 per share. On April 16, 2003, the Company completed the second closing of the financing transaction with Silver Star, and issued 4,013,557 shares of common stock (post-reverse split) at a purchase price of $.485 per share. The Company received $4,323,075 in aggregate cash proceeds which, after payment of financing fees, will be used for working capital purposes.

               This sale was made without general solicitation or advertising and no underwriters received fees in connection with this security sale. The purchaser was an accredited and sophisticated investor with access to all relevant information necessary to evaluate the merits and risks of the investment in the securities. The shares were issued pursuant to exemptions from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

               As part of the financing transaction, the Company granted Silver Star the right to require Nestor to file a registration statement with the SEC as soon as practicable after Silver Star exercises its demand registration right. The registration statement will cover Silver Star's resale of common stock purchased at the first closing and second closing.

Item 3:   Defaults on Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders - None

Item 5:   Other Information

          On  February  7, 13 and March 6, 2003 the  Corporation  filed with the
          Securities  and  Exchange   Commission  a  Schedule  14C   Preliminary
          Information Statement, which is hereby incorporated by reference.

          On March 14, 2003, the Corporation filed with the Securities and Exchange Commission a Schedule 14C Definitive Information Statement, which is hereby incorporated by reference.


Item 6:   Exhibits and reports on Form 8-K

          (b)  Exhibits - None

          (c) On January 6, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 2, 2003, which is hereby incorporated by reference.

               On January 17, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated January 15, 2003, which is hereby incorporated by reference.

               On April 21, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated April 9, 2003, which is hereby incorporated by reference.

                                    FORM 10-Q


                                  NESTOR, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NESTOR, INC.
                               (REGISTRANT)

                               By:       /s/ William B. Danzell
                                   ---------------------------------------------
                                    William B. Danzell, Chief Executive Officer





DATE:      May 13, 2003        By:      /s/ Nigel P. Hebborn
                                   ---------------------------------------------
                                    Nigel P. Hebborn
                                    President and Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, William B. Danzell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Nestor, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003

/s/ William B. Danzell
-------------------------------------------
William B. Danzell, Chief Executive Officer

CERTIFICATION

I, Nigel P. Hebborn, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Nestor, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003




/s/ Nigel P. Hebborn
-------------------------------------------------------
Nigel P. Hebborn, President and Chief Financial Officer