Form 10-Q
period 2003-06-30
NESTOR INC
filed 2003-08-13
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended June 30, 2003


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         13-3163744
-------------------------                   ------------------------------------
 (State of incorporation)                   (I.R.S. Employer Identification No.)


  400 Massasoit Avenue; Suite 200; East Providence, RI                  02914
--------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)


                                  401-434-5522
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes    X        No
                              -------       -------


            Common stock, par value .01 per share: 13,937,738 shares
                         outstanding as of June 30, 2003

                                  NESTOR, INC.

                                   FORM 10 Q

                                 June 30, 2003

                                     INDEX
--------------------------------------------------------------------------------
                                                                         Page
                                                                        Number
                                                                        ------

PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2003 (Unaudited) and December 31, 2002                   3

         Condensed Consolidated Statements of Operations (Unaudited)
         Quarters and six months ended June 30, 2003 and 2002              4

         Condensed Consolidated  Statements of Cash Flows (Unaudited)
         Quarters and six months ended June 30, 2003 and 2002              5

         Notes to Condensed Consolidated Financial Statements              6
         ----------------------------------------------------


Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition                    10

Item 3   Quantitative and Qualitative Disclosure of Market Risk           15

Item 4   Controls and Procedures                                          15


PART 2        OTHER INFORMATION                                           16


                                                               NESTOR, INC.
                                                   Condensed Consolidated Balance Sheets
                                                   -------------------------------------

                                                                          JUNE 30, 2003         DECEMBER 31, 2002
                                                                           (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $       706,009           $     308,894
    Accounts receivable                                                          285,341                 141,263
    Unbilled contract revenue                                                    121,557                 122,684
    Inventory                                                                    498,810                 281,108
    Other current assets                                                          34,333                  60,963
                                                                         ---------------           -------------
      Total current assets                                                     1,646,050                 914,912

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                  2,769,983               1,936,783
    Property and equipment, net of accumulated depreciation                      429,609                 486,740
    Goodwill                                                                   5,580,684               5,580,684
    Patent development costs, net of accumulated amortization                    175,353                 153,275
    Other long term assets                                                        35,032                 128,570
                                                                         ---------------           -------------

TOTAL ASSETS                                                             $    10,636,711           $   9,200,964
                                                                         ===============           =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $       608,025           $     616,878
    Accrued employee compensation                                                293,867                 354,269
    Accrued liabilities                                                          522,869                 795,749
    Leases payable                                                               642,191                 354,286
    Restructuring reserve                                                        284,328                 365,939
                                                                         ---------------           -------------
      Total current liabilities                                                2,351,280               2,487,121

Long term leases payable                                                       2,589,420               2,849,126
                                                                         ---------------           -------------
Total liabilities                                                              4,940,700               5,336,247
                                                                         ---------------           -------------

Commitments and contingencies                                                        ---                     ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 235,000 shares at
      June 30, 2003 and December 31, 2002                                        235,000                 235,000
    Common stock, $.01 par value, authorized 20,000,000 shares;
      issued and outstanding: 13,937,738 shares at June 30, 2003
      and 5,024,111 shares at December 31, 2002                                  139,377                  50,241
    Warrants                                                                   1,263,840               1,072,825
    Additional paid-in capital                                                49,002,939              45,227,851
    Accumulated deficit                                                      (44,945,145)            (42,721,200)
                                                                         ----------------          -------------
      Total stockholders' equity                                               5,696,011               3,864,717
                                                                         ---------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    10,636,711           $   9,200,964
                                                                         ===============           =============

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.



                                                                    Nestor, Inc.
                                                   Condensed Consolidated Statements of Operations
                                                                     (Unaudited)
                                                   -----------------------------------------------


                                                        Quarter Ended June 30,          Six Months Ended June 30,
                                                     -------------------------------    -------------------------
                                                           2003             2002            2003              2002
                                                           ----             ----            ----              ----
Revenues:
      Product royalties                              $       5,205     $     408,562    $      28,455     $     663,476
      Product license and services                         438,328           359,977          761,805           943,001
                                                     -------------     -------------    -------------     -------------
           Total revenues                                  443,533           768,539          790,260         1,606,477
                                                     -------------     -------------    -------------     -------------

Operating expenses:
      Cost of goods sold                                   283,685           463,321          533,707         1,139,996
      Engineering services                                 746,440           442,803        1,418,082           848,642
      Research and development                              30,779           605,523           61,668         1,542,641
      Selling and marketing expenses                       101,777           183,236          169,541           425,262
      General and administrative expenses                  371,761           489,827          715,694           993,269
      Restructuring costs                                      ---           742,705              ---           742,705
      Capitalized system costs impairment                      ---           794,281              ---           794,281
      Goodwill impairment                                      ---         3,000,000              ---         3,000,000
                                                     -------------     -------------    -------------     -------------
           Total operating expenses                      1,534,442         6,721,696        2,898,692         9,486,796
                                                     -------------     -------------    -------------     -------------

Loss from operations                                    (1,090,909)       (5,953,157)      (2,108,432)       (7,880,319)

Contract termination reserve (Note 5)                     (125,000)              ---         (125,000)              ---
Other income (expense) - net                                37,311          (173,396)           9,487          (255,177)
                                                     -------------     --------------   -------------     --------------

Net loss                                             $  (1,178,598)    $  (6,126,553)   $  (2,223,945)    $  (8,135,496)
                                                     ==============    ==============   ==============    ==============

Loss per Share:

Loss per share, basic and diluted                    $        (.08)    $       (1.21)   $        (.19)    $       (1.61)
                                                     ==============    ==============   ==============    ==============

Shares used in computing loss per share:
      Basic and diluted                                  13,961,169         5,047,611      11,954,390            5,047,611
                                                     ==============    ==============   =============     ================


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                                    Nestor, Inc.
                                                   Condensed Consolidated Statements of Cash Flows
                                                                    (Unaudited)
                                                   -----------------------------------------------

                                                                              Six Months Ended June 30,
                                                                             --------------------------
                                                                          2003                        2002
                                                                          ----                        ----
Cash flows from operating activities:
    Net loss                                                         $  (2,223,945)              $  (8,135,496)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization                                     351,267                     276,823
         Loss on disposal of fixed assets                                    5,291                      12,262
         Goodwill impairment                                                   ---                   3,000,000
         Capitalized system costs impairment                                   ---                     794,281
         Expenses charged to operations relating to options,
          warrants and capital transactions                                 53,242                      53,242
         Increase (decrease) in cash arising from
          changes in assets and liabilities:
           Restricted cash                                                     ---                     821,900
           Accounts receivable                                            (144,078)                   (120,787)
           Unbilled contract revenue                                         1,127                     110,122
           Inventory                                                      (209,172)                      5,077
           Other assets                                                    120,167                     192,289
           Accounts payable and accrued expenses                          (342,135)                    629,765
           Deferred income                                                     ---                    (261,906)
           Restructuring reserve                                           (81,611)                    698,505
                                                                     --------------              -------------

           Net cash used by operating activities                        (2,469,847)                 (1,923,923)
                                                                     --------------              --------------

Cash flows from investing activities:
    Investment in capitalized systems                                   (1,068,612)                   (843,702)
    Purchase of property and equipment                                     (31,819)                    (21,450)
    Proceeds from sale of property and equipment                               ---                      10,100
    Patent developments costs                                              (24,803)                    (15,657)
                                                                     --------------              --------------

           Net cash used by investing activities                        (1,125,234)                   (870,709)
                                                                     --------------              --------------

Cash flows from financing activities:
    Repayment of obligations under capital leases                           (9,801)                    (30,885)
    Proceeds from leases payable                                               ---                     530,530
    Proceeds from issuance of common stock - net                         4,001,997                         ---
                                                                     -------------               -------------

           Net cash provided by financing activities                     3,992,196                     499,645
                                                                     -------------               -------------

Net change in cash and cash equivalents                                    397,115                  (2,294,987)

Cash and cash equivalents - beginning of period                            308,894                   2,294,987
                                                                     -------------               -------------

Cash and cash equivalents - end of period                            $     706,009               $         ---
                                                                     =============               =============

Supplemental cash flows information
    Interest paid                                                    $       4,565               $     123,156
                                                                     =============               =============

    Income taxes paid                                                $         ---               $         ---
                                                                     =============               =============



The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2003

Note 1 -  Nature of Operations:
          A. Organization Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly-owned subsidiary of NTS, was formed July 18, 2003 in connection with the financing discussed in Note 7. The Company's principal office is located in East Providence, RI.

          The Company's current focus is to offer customers products and services to be utilized in intelligent traffic management applications. Its leading product is its CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS. Effective July 1, 2002, the Company assigned its royalty rights in the field of financial services, substantially eliminating ongoing product royalty revenue from all other lines of business.

          B. Liquidity and management's plans
          The Company has incurred significant losses to date and at June 30, 2003 has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing to carry out product delivery efforts under current contracts, to underwrite the delivery costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, and for other operating uses. If the Company does not realize additional equity and/or debt capital or revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives, including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

          On July 31, 2003, the Company raised $2,000,000 through the issuance of a convertible note to Laurus Master Fund, Ltd (see Note 7). The Company continues to actively pursue the raising of additional equity and debt financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms or that the Company's product development and marketing efforts will be successful.

Note 2 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. There were no material unusual charges or credits to operations during the recently completed fiscal quarter except as discussed in Note 5.

          The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2002 and the Company's Form 8-K filed on August 6, 2003.

          Certain operating expenses reported at June 30, 2002 have been reclassified to conform to the 2003 presentation. The reclassification had no effect on results of operations. Common stock and loss per share as previously reported at June 30, 2002 have been adjusted to a post-reverse split basis.

          Accounts payable - Included in accounts payable is a $221,000 note payable to a vendor with a balance of $185,000 at June 30, 2003. The note bears interest at 8% and monthly principal and interest payments of $19,218 are due through April 2004.

          Loss per share - Loss per share is computed using the weighted average number of shares of stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

          Stock-based compensation - The Company measures compensation expense relative to employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS) No. 123,
          "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure".

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

Note 5 -  Contingency:
          A significant customer contract in the Rail line of business may be terminated by the customer prior to its completion as a result of the Company's recent reorganization and decision to focus on CrossingGuard systems and services. The Company has accrued $125,000 of estimated contract termination fees.


Note 6 -  Litigation:
          During April 2003, the former president of NTS resigned as a member of the board of directors of the Company. The president's employment with the Company and NTS terminated. The president has filed a complaint against the Company and NTS in the Providence Superior Court seeking severance benefits, including twelve months salary of $180,000, upon termination. See Form 8-K dated April 9, 2003 for further information.

Note 7 -  Convertible Note Financing:
          On July 31, 2003, the Company entered into a Securities Purchase Agreement ("Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Convertible Note ("Note") in the principal amount of $2,000,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25%) and matures on July 31, 2005. The initial principal payment of $20,000 is due in December 2003 and increases over the term of the loan such that aggregate principal payments of $950,000 are due in 2004 and aggregate principal payments of $1,030,000 are due in 2005. The net proceeds from the Note shall be used for the construction, installation and maintenance of the Company's traffic surveillance systems. The Note may be repaid, at the Company's option, in cash or, subject to certain limitations, through the issuance of shares of the Company's common stock. The Company has an option to pay the monthly amortized amount in shares at the fixed conversion price of $1.55 per share after the shares are registered with the Securities and Exchange Commission for public resale if the then current market price is above 120% of the fixed conversion price. The Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the Note will be convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the Agreement). The Company has the option of redeeming for cash any outstanding principal by paying 115% of such amount plus accrued but unpaid interest.

          The note is collateralized by a first lien on all available CrossingGuard, Inc. assets. Laurus has a general security interest in four customer contracts assigned by NTS to CrossingGuard, Inc. and NTS has pledged the common stock of CrossingGuard, Inc. In connection with financing, Laurus was paid a fee of $80,000, had certain of its expenses reimbursed and received a warrant to purchase 140,000 shares of the Company's common stock. The warrant exercise price is as follows: $1.78 per share for the purchase of up to 83,000 shares; $1.94 per share for the purchase of an additional 33,000 shares; and $2.25 per share for the purchase of an additional 24,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock (if the fair market value of a single share of common stock exceeds the value of the per share warrant exercise price), or by a combination of both. The warrant expiration date is July 31, 2008.

          Also in connection with financing, Management Services Group/Sage Investments, Inc. ("Sage") was paid a fee of $80,000 and will receive $4,444 per month for nine months for continuing consultation. Sage will receive options to purchase 14,000 shares of Company stock as follows: $1.78 per share for the purchase of up to 8,300 shares; $1.94 per share for the purchase of an additional 3,300 shares; and $2.25 per share for the purchase of an additional 2,400 shares. The option expiration date is July 31, 2008.

Note 8 -  Stock Options:
          The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock options been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and loss per share would have approximated the following pro forma amounts:

                                                    Quarter         Six Months
                                                     Ended            Ended
                                                 June 30, 2003    June 30, 2003
                                                 -------------    -------------

          Net loss, as reported                 $(1,178,598)        $(2,223,945)
          Add:  Total stock-based employee
           compensation expense determined
           under fair value based method for
           all awards, net of related tax
           effects                                  (14,598)            (28,095)
                                                 -----------        ------------
          Pro forma net loss                    $(1,193,196)        $(2,252,040)
          Pro forma net loss per share:
           Basic and diluted                    $      (.09)        $     ( .19)

          The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 1.059; a risk-fee interest rate of 3.97%; and an expected option holding period of 8 years.

Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition
------------------------------------------------------

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

The following discussion contains prospective statements regarding Nestor, Inc. and its subsidiaries, its business outlook and results of operations that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such forward-looking statements. Factors that may affect the Company's prospects include, without limitation: the Company's limited liquidity, the Company's ability to finance delivery of current contracts, the Company's ability to successfully realize new contracts; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.


The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. A significant portion of the Company's business has been derived from individually substantial contracts, and the timing of such installations and licenses has caused material fluctuations in the Company's operating results. In addition, during 2002 as the Company provided certain of its products to customers under licenses with no significant continuing obligations, it recognized a significant portion of its revenue upon the delivery of the product and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's December 31, 2002 Form 10-K and Form 8-K filed on August 6, 2003.

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

Unbilled contract revenue

Unbilled contract revenue represents revenue earned by the Company in advance of being billable under customer contract terms. Under the terms of some current contracts, the Company cannot bill the municipality until the court has collected the citation fine. Management records unbilled contract revenue in these situations at a net amount, based upon a historical pattern of collections by the courts for the municipalities. The pattern of collections on these citations is continually reviewed and updated by management.

Revenue Recognition

Revenue is derived mainly from the lease of products which incorporate NTS's software and the delivery of services based upon such products. Product license and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment (either under sales or operating lease agreements), postcontract customer processing and support services, and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected.

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

The Company had consolidated cash and cash equivalents of $706,000 at June 30, 2003, as compared with $309,000 at December 31, 2002. At June 30, 2003, the Company had a working capital deficit of $705,000 as compared with a working capital deficit of $1,572,000 at December 31, 2002.

The Company's net worth at June 30, 2003 was $5,696,000, as compared with a net worth of $3,865,000 at December 31, 2002. The increase in net worth is primarily the result of the Silver Star equity transactions, offset by the net operating loss reported for the period.

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


Future Commitments

During the six months ended June 30, 2003, the Company invested $1,069,000 in capitalized systems as compared to $844,000 in the same period last year. Management expects that NTS will continue to make future commitments for capitalized systems related to its CrossingGuard contracts.

RESULTS OF OPERATIONS

The January through June 2002 reported operations included ACI royalty revenues and significantly higher operating expenses than experienced after the June 2002 restructuring to lower ongoing personnel and facilities costs. Effective July 1, 2002, the Company assigned its ACI royalty rights to Churchill Lane Associates.

For the quarter ended June 30, 2003, the Company realized consolidated revenues totaling $443,000 and expenses of $1,534,000, which resulted in a consolidated operating loss for the quarter of $1,091,000. The Company reported a consolidated net loss of $1,179,000 for the current quarter after other net expense of $88,000. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $769,000 and $6,722,000, respectively, producing a loss from operations of $5,953,000; and after other net expenses of $174,000, the Company reported a net loss of $6,127,000.

For the six-month period ended June 30, 2003, the Company realized consolidated revenues totaling $790,000 and expenses of $2,898,000, which resulted in a consolidated operating loss for the six-month period of $2,108,000. The Company reported a consolidated net loss of $2,224,000 for the six-month period after other net expenses of $116,000. In the corresponding six-month period of the prior year, consolidated revenues and expenses totaled $1,606,000 and $9,486,000, respectively, producing a loss from operations of $7,880,000; and after other net expenses of $255,000 the Company reported net a net loss of $8,135,000.


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

During the quarter ended June 30, 2003, consolidated revenues decreased 42% to $443,000 from $769,000 in the quarter ended June 30, 2002. During the six months ended June 30, 2003, consolidated revenues decreased 51% to $790,000 from $1,606,000 in the prior year. Fiscal 2003 revenues consisted primarily of traffic related revenues and there were no royalty revenues from ACI.

Product Licenses and Services

During the quarter ended June 30, 2003, revenues from product licenses and services increased 22% to $438,000 from $360,000 in the corresponding quarter of the prior year. During the six-months ended June 30, 2003, revenues from product license and services decreased 19% to $762,000 from $943,000 for the comparable period of the prior year. Included in 2002 revenues was $407,000 realized from Rail projects substantially completed during the first quarter and $165,000 of TrafficVision revenues earned in April 2002. In 2003, CrossingGuard installations contributed the substantially all of the revenue.

Operating Expenses
------------------

Total operating expenses amounted to $1,534,000 in the quarter ended June 30, 2003, a decrease of $5,188,000 (77%) from total operating costs of $6,722,000 in the corresponding quarter of the prior year. Operating expenses totaled $2,899,000 in the six-month period ended June 30, 2003, a decrease of $6,587,000 (69%) from the $9,486,000 reported for the corresponding period of the prior year. The 2002 operating expenses reflect higher costs than the current post restructuring level and certain non-recurring reserves.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $284,000 in the 2003 quarter as compared $463,000 in the prior year. CGS totaled $533,000 in the six-month period ended June 30, 2003 as compared to $1,140,000 reported for the corresponding period of the prior year. The 2003 CGS relates to CrossingGuard products while 2002 CGS is primarily higher cost Rail product deployment, coupled with Electronic Data Systems monthly minimum processing fees of $35,000 which were significantly lower in the first quarter of 2003 and then performed internally by NTS thereafter.

Engineering Services

Costs related to engineering services totaled $746,000 in the quarter ended June 30, 2003, as compared to $443,000 in the corresponding quarter of the prior year. During the six-months ended June 30, 2003, engineering costs were $1,418,000 as compared to $849,000 in the prior year. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. This expense increased in 2003, as there were more customers to support, requiring some staff realignments from R&D to assist in the engineering efforts.

Research and Development

Research and development expenses totaled $31,000 in the quarter ended June 30, 2003, as compared with $606,000 in the year-earlier period. During the six-months ended June 30, 2003, R&D costs were $62,000 as compared to $1,543,000 in the prior year. R&D efforts were significant to rollout Rail and CrossingGuard products, which occurred in 2002. The Company will continue its R&D activities on a smaller scale and as deemed necessary. In March 2002, management took steps to reduce the heavy use of third party contractors to support development projects.

Selling and Marketing

Selling and marketing costs totaled $102,000 in the quarter ended June 30, 2003, as compared with $183,000 in the corresponding quarter of the prior year, a decrease of 44%. During the six-months ended June 30, 2003, selling and marketing costs were $170,000 as compared to $425,000 in the prior year. The decrease reflects the reduction in expenses after the June 2002 reorganization.

General and Administrative

General and administrative expenses totaled $372,000 in the quarter ended June 30, 2003, as compared with $490,000 in the corresponding quarter of the prior year, representing a decrease of 24%. General and administrative expenses totaled $716,000 in the six-month period ended June 30, 2003, as compared to $993,000 in the corresponding period of the prior year, representing an decrease of 28%. The June 2002 reorganization significantly reduced ongoing general and administrative expenses.

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

Based on the decline of the Company's stock price during the second quarter of 2002 however, the fair value was recomputed using the quoted June 30, 2002 stock price of $.25 (pre-reverse stock split). Such computation resulted in a goodwill impairment charge of $3,000,000 recorded as an operating expense during the quarter. The Company continues to monitor goodwill for potential impairment.

Contract Termination Reserve
----------------------------

A significant customer contract in the Rail line of business may be terminated by the customer prior to its completion as a result of the Company's recent reorganization and decision to focus on CrossingGuard systems and services. The Company has accrued $125,000 of estimated contract termination fees during the current quarter.


Other Income (Expense) - Net
----------------------------

Other income totaled $37,000 in the quarter ended June 30, 2003, as compared with other expense of $173,000 in the corresponding quarter of the prior year. Other income was $9,000 in the six-month period ended June 30, 2003, as compared to other expense of $255,000 in the corresponding period of the prior year. The prior year includes EDS interest expense on leases payable of $142,000 for the quarter and $203,000 for the six months ended June 30, 2002. The EDS lease agreement was amended on January 10, 2003 to provide a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003. Additionally, in April 2003, the Company reached a favorable settlement agreement in a vendor dispute and recorded $64,000 in other income.


Loss Per Share
--------------

During the quarter ended June 30, 2003, the Company reported a net loss of $1,179,000, or ($.08) per share as compared with a net loss of $6,127,000, or ($1.21) per share in the corresponding period of the prior year. During the quarter ended June 30, 2003, there were outstanding 13,961,000 basic and diluted shares of common stock as compared with 5,048,000 basic and diluted shares during the corresponding quarter of the previous year.

During the six months ended June 30, 2003, the Company reported a net loss of $2,224,000, and ($.19) per share as compared with a net loss of $8,135,000, or ($1.61) per share in the corresponding period of the prior year. During the six months ended June 30, 2003, there were outstanding 11,954,000 basic and diluted shares of common stock as compared with 5,048,000 basic and diluted shares during the corresponding period of the previous year. These financials reflect common stock and loss per share on a post-split basis. The increase in the outstanding shares reflects the additional shares issued in connection with the Silver Star financing in January and April 2003.

ITEM 3:  Quantative and Qualitative Disclosure of Market Risk
-------------------------------------------------------------

The Company has long term lease obligations, however the interest rate is fixed. Therefore, management assesses their exposure to these risks as immaterial.



ITEM 4:  Controls and Procedures
--------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President/Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, the Company's management evaluated, with the participation of the Company's President/Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President/Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

No change in the Company's internal Part 2:Other InformationItem 2:Management's Discussion and Analysis of Results of Operations and Financial Condition control over financial reporting occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2:    OTHER INFORMATION




                                  NESTOR, INC.

                            FORM 10 Q - June 30, 2003


Item 1:   Legal Proceedings

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


               On July 31, 2003, the Company entered into a Securities Purchase Agreement ("Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Convertible Note ("Note") in the principal amount of $2,000,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25%) and matures on July 31, 2005. The initial principal payment of $20,000 is due in December 2003 and increases over the term of the loan such that aggregate principal payments of $950,000 are due in 2004 and aggregate principal payments of $1,030,000 are due in 2005. The net proceeds from the Note shall be used for the construction, installation and maintenance of the Company's traffic surveillance systems. The Note may be repaid, at the Company's option, in cash or, subject to certain limitations, through the issuance of shares of the Company's common stock. The Company will have an option to pay the monthly amortized amount in shares at the fixed conversion price of $1.55 per share after the shares are registered with the Securities and Exchange Commission for public resale and if the then current market price is above 120% of the fixed conversion price. The Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the Note will be convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the Agreement). The Company has the option of redeeming for cash any outstanding principal by paying 115% of such amount plus accrued but unpaid interest.

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


Item 3:   Defaults on Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders

          The Registrant's annual meeting of stockholders was held on June 26, 2003. The matter voted upon at such meeting and the number of shares cast for or against are as follows:

           1.       Election of Directors          For               Against
                    ---------------------          ---               -------
                    William Danzell            12,508,321             2,393
                    David Jordan               12,508,564             2,150
                    Robert Krasne              12,508,564             2,150
                    Stephen Marbut             12,508,564             2,150
                    David Polak                12,508,564             2,150


          No abstentions or broker non-votes were recorded on the election of directors.


Item 5:   Other Information


          On June 26, 2003, David Polak, by letter, resigned from the Company's Board of Directors.



Item 6:   Exhibits and reports on Form 8-K

          (b)  Exhibits


          Exhibit Number       Description
          --------------       -----------

          3.1 Amended and Restated Certificate of Incorporation of Nestor, Inc.

          3.2                  Amended By-laws of Nestor, Inc.

          31                   Rule 13a-14(a)/15d-14(a) Certifications

          32                   Section 1350 Certification

          (c) On April 21, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated April 9, 2003, which is hereby incorporated by reference.

               On August 6, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated August 5, 2003, which is hereby incorporated by reference.

                                    FORM 10-Q


                                  NESTOR, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NESTOR, INC.
                                      (REGISTRANT)

                                      By:       /s/ William B. Danzell
                                          --------------------------------------
                                           William B. Danzell
                                           President and Chief Executive Officer





DATE:  August 13, 2003                By:      /s/ Nigel P. Hebborn
                                          --------------------------------------
                                           Nigel P. Hebborn
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


         Exhibit Number      Description
         --------------      -----------

              3.1 Amended and Restated Certificate of Incorporation of Nestor, Inc.

              3.2            Amended By-laws of Nestor, Inc.

              31             Rule 13a-14(a)/15d-14(a) Certifications

              32             Section 1350 Certification