Form 10-Q
period 2003-09-30
NESTOR INC
filed 2003-11-14
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 2003

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-3163744
--------------------------------            ------------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)


    400 Massasoit Avenue; Suite 200; East Providence, RI               02914
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


                      Yes     X            No
                          ----------          ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)


                      Yes                  No      X
                          ----------          ----------



            Common stock, par value .01 per share: 13,942,238 shares
                      outstanding as of September 30, 2003

                                  NESTOR, INC.

                                    FORM 10 Q
                               September 30, 2003

                                      INDEX
--------------------------------------------------------------------------------

                                                                     Page Number
                                                                     -----------
PART 1        FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2003 (Unaudited) and December 31, 2002              3
         ----------------------------------------------------

         Condensed Consolidated Statements of Operations (Unaudited)
         Quarters and nine months ended September 30, 2003 and 2002        4
         ----------------------------------------------------------

         Condensed Consolidated  Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2003 and 2002                     5
         ------------------------------------------------------------

         Notes to Condensed Consolidated Financial Statements              6
         ----------------------------------------------------

Item 2   Management's Discussion and Analysis of
              Results of Operations and Financial Condition               10

Item 3   Quantitative and Qualitative Disclosure of Market Risk           15

Item 4   Controls and Procedures                                          15


PART 2        OTHER INFORMATION                                           17


                                  NESTOR, INC.
                      Condensed Consolidated Balance Sheets

                                                                     SEPTEMBER 30, 2003           DECEMBER 31, 2002
                                                                     ------------------           -----------------
                                                                           (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $       647,289           $     308,894
    Accounts receivable                                                          512,492                 141,263
    Unbilled contract revenue                                                    186,785                 122,684
    Inventory                                                                    457,148                 281,108
    Other current assets                                                         234,785                  60,963
                                                                         ---------------           -------------
      Total current assets                                                     2,038,499                 914,912

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                  3,384,127               1,936,783
    Property and equipment, net of accumulated depreciation                      392,580                 486,740
    Goodwill                                                                   5,580,684               5,580,684
    Patent development costs, net of accumulated amortization                    180,516                 153,275
    Other long term assets                                                       126,612                 128,570
                                                                         ---------------           -------------

TOTAL ASSETS                                                             $    11,703,018           $   9,200,964
                                                                         ===============           =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $       463,639           $     616,878
    Accrued employee compensation                                                469,350                 354,269
    Accrued liabilities                                                          639,755                 795,749
    Deferred income                                                               75,000                     ---
    Note payable, net                                                            608,010                     ---
    Leases payable                                                               703,338                 354,286
    Restructuring reserve                                                        238,521                 365,939
                                                                         ---------------           -------------
      Total current liabilities                                                3,197,613               2,487,121

    Long term note payable, net                                                1,260,008                     ---
    Long term leases payable                                                   2,438,919               2,849,126
                                                                         ---------------           -------------
      Total noncurrent liabilities                                             3,698,927               2,849,126
                                                                         ---------------           -------------

TOTAL LIABILITIES                                                              6,896,540               5,336,247
                                                                         ---------------           -------------

Commitments and contingencies                                                        ---                     ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 190,000 shares at
      September 30, 2003 and 235,000 shares at December 31, 2002                 190,000                 235,000
    Common stock, $.01 par value, authorized 20,000,000 shares;
      issued and outstanding: 13,942,238 shares at September 30, 2003
      and 5,024,111 shares at December 31, 2002                                  139,422                  50,241
    Warrants                                                                   1,254,728               1,072,825
    Additional paid-in capital                                                49,242,005              45,227,851
    Accumulated deficit                                                      (46,019,677)            (42,721,200)
                                                                         ----------------          -------------
      Total stockholders' equity                                               4,806,478               3,864,717
                                                                         ---------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    11,703,018           $   9,200,964
                                                                          ==============           =============

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.



                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Quarter Ended Sept.  30,         Nine Months Ended Sept.  30,
                                                     -------------------------------    ----------------------------
                                                           2003             2002            2003              2002
                                                           ----             ----            ----              ----

Revenues:
      Product royalties                              $         ---     $         925    $      28,455     $     664,401
      Product license and services                         793,004           180,150        1,554,809         1,123,151
                                                     -------------     -------------    -------------     -------------
           Total revenues                                  793,004           181,075        1,583,264         1,787,552
                                                     -------------     -------------    -------------     -------------

Operating expenses:
      Cost of goods sold                                   317,037           239,212          850,744         1,379,208
      Engineering services                                 740,668           625,763        2,158,750         1,474,406
      Research and development                              30,440            30,252           92,108         1,572,893
      Selling and marketing expenses                        97,908            93,154          267,449           518,416
      General and administrative expenses                  529,275           299,662        1,244,969         1,292,930
      Restructuring costs                                      ---               ---              ---           742,705
      Capitalized system costs impairment                      ---               ---              ---           794,281
      Goodwill impairment                                      ---         5,500,000              ---         8,500,000
                                                     -------------     -------------    -------------     -------------
           Total operating expenses                      1,715,328         6,788,043        4,614,020        16,274,839
                                                     -------------     -------------    -------------     -------------

Loss from operations                                      (922,324)       (6,606,968)      (3,030,756)      (14,487,287)

Gain on royalty assignment                                     ---         2,811,590              ---         2,811,590

Contract termination reserve                                   ---               ---         (125,000)              ---

Other expense - net                                       (152,208)          (41,803)        (142,721)         (296,980)
                                                     --------------    --------------   --------------    --------------

Net loss                                             $  (1,074,532)    $  (3,837,181)   $  (3,298,477)    $ (11,972,677)
                                                     ==============    ==============   ==============    ==============


Loss per Share:

Loss per share, basic and diluted                    $       (0.08)    $       (0.76)   $       (0.26)    $       (2.37)
                                                     ==============    ==============   ==============    ==============

Shares used in computing loss per share:
      Basic and diluted                                 13,961,238         5,047,611       12,623,363         5,047,611
                                                     =============     ==============   ==============    ==============


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.



                                  Nestor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                     -------------------------------------------
                                                                          2003                        2002
                                                                          ----                        ----

Cash flows from operating activities:
    Net loss                                                         $  (3,298,477)              $   (11,972,677)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization                                     604,832                       443,227
         Loss on disposal of fixed assets                                    5,291                        14,688
         Goodwill impairment                                                   ---                     8,500,000
         Capitalized system costs impairment                                   ---                       794,281
         Gain on royalty assignment                                            ---                    (2,811,590)
         Expenses charged to operations relating to options,
          warrants and capital transactions                                 93,061                        79,862
         Increase (decrease) in cash arising from
          changes in assets and liabilities:
           Restricted cash                                                     ---                       191,830
           Accounts receivable                                            (371,229)                       68,581
           Unbilled contract revenue                                       (64,101)                       77,807
           Inventory                                                      (171,706)                     (141,866)
           Other assets                                                   (158,666)                      162,122
           Accounts payable and accrued expenses                          (194,152)                      409,022
           Deferred income                                                  75,000                      (260,805)
           Restructuring reserve                                          (127,418)                      608,540
                                                                     --------------              ---------------

           Net cash used by operating activities                        (3,607,565)                   (3,836,978)
                                                                     --------------              ----------------

Cash flows from investing activities:
    Proceeds from royalty assignment - net                                     ---                     3,040,100
    Investment in capitalized systems                                   (1,869,763)                     (842,767)
    Purchase of property and equipment                                     (54,000)                      (47,849)
    Proceeds from sale of property and equipment                               ---                        11,600
    Patent developments costs                                              (33,119)                      (18,676)
                                                                     --------------              ----------------

           Net cash used by investing activities                        (1,956,882)                    2,142,408
                                                                     --------------              ---------------

Cash flows from financing activities:
    Repayment of obligations under capital leases                          (99,155)                      (36,766)
    Proceeds from note payable                                           2,000,000                           ---
    Proceeds from leases payable                                               ---                       530,530
    Proceeds from issuance of common stock - net                         4,001,997                           ---
                                                                     -------------               ---------------

           Net cash provided by financing activities                     5,902,842                       493,764
                                                                     -------------               ---------------

Net change in cash and cash equivalents                                    338,395                    (1,200,806)

Cash and cash equivalents - beginning of period                            308,894                     2,294,987
                                                                     -------------               ---------------

Cash and cash equivalents - end of period                            $     647,289               $     1,094,181
                                                                     =============               ===============

Supplemental cash flows information
    Interest paid                                                    $      84,172               $       136,013
                                                                     =============               ===============

    Income taxes paid                                                $         ---               $           ---
                                                                     =============               ===============



The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

Note 1 -  Nature of Operations:
          A.  Organization
          Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with the financing discussed in Note 4. The Company's principal office is located in East Providence, RI.


          The Company's current focus is to offer customers products and services to be utilized in intelligent traffic management applications. Its leading product is its CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS. Effective July 1, 2002, the Company assigned its royalty rights in the field of financial services, substantially eliminating ongoing product royalty revenue from prior non-traffic related lines of business.


          B. Liquidity and management's plans
          The Company has incurred significant losses to date and at September 30, 2003 has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing to carry out product delivery efforts under current contracts, to underwrite the delivery costs of future systems delivered under turnkey agreements with municipalities, for continued development and upgrading of its products, for customer support, and for other operating uses. If the Company does not realize additional equity and/or debt capital or revenues sufficient to maintain its operations at the current level, management of the Company would be required to modify certain initiatives, including the cessation of some or all of its operating activities until additional funds become available through investment or revenues.

          On October 15, 2003, the Company raised $2,000,000 through the issuance of a convertible note to Silver Star Partners I, LLC (see
          Note 5). The Company continues to actively seek additional sources of equity and debt financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms or that the Company's product development and marketing efforts will be successful.

Note 2 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. There were no material unusual charges or credits to operations during the recently completed fiscal quarter except as discussed in Note 3.

          The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's Current Report on Form 8-K filed on October 17, 2003.

          Common stock and loss per share as previously reported at September 30, 2002 have been adjusted to a post-reverse split basis.

          Accounts payable - Included in accounts payable is a $221,000 note payable to a vendor with a balance of $131,012 at September 30, 2003. The note bears interest at 8% and monthly principal and interest payments of $19,218 are due through April 2004.

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

Note 3 -  Litigation:
          During April 2003, the former president of NTS resigned as a member of the board of directors of the Company. The president's employment with the Company and NTS terminated. The president has filed a complaint against the Company and NTS in the Providence Superior Court seeking severance benefits, including twelve months salary of $180,000, upon termination. See the Company's Current Report on Form 8-K dated April 9, 2003 for further information. The Company is discussing possible settlement offers and, accordingly, recorded an accrual for estimated costs, if any, within accrued employee compensation during the quarter ended September 30, 2003.

Note 4 -  Laurus Convertible Note Financing:
          On July 31, 2003, the Company entered into a Securities Purchase Agreement ("Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Convertible Note ("Note") in the principal amount of $2,000,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25%) and matures on July 31, 2005. The initial principal payment of $20,000 is due in December 2003 and increases over the term of the loan such that aggregate principal payments of $950,000 are due in 2004 and aggregate principal payments of $1,030,000 are due in 2005. The net proceeds from the Note shall be used for the construction, installation and maintenance of the Company's traffic surveillance systems. The Note may be repaid, at the Company's option, in cash or, subject to certain limitations, through the issuance of shares of the Company's common stock. The Company has an option to pay the monthly amortized amount in shares at the fixed conversion price of $1.55 per share after the shares are registered with the Securities and Exchange Commission for public resale if the then current market price is above 120% of the fixed conversion price. The Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the Note will be convertible into shares of the Company's common stock at the fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the Agreement). The Company has the option of redeeming for cash any outstanding principal by paying 115% of such amount plus accrued but unpaid interest.

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

          The Black-Scholes value of the warrants and options issued in connection with this financing totaled $143,980 and $14,398, respectively, and were recorded as additional paid-in capital. The warrant value was recorded as a discount on the note payable. During the quarter ended September 30, 2003, the Company amortized $11,998 of the discount as interest expense. The remaining unamortized discount of $131,982 at September 30, 2003 is a reduction to the note payable. The warrants and options have not been exercised as of September 30, 2003.

Note 5 -  Silver Star Convertible Note Financing:
          On October 15, 2003, the Company sold a $2,000,000 convertible note (the "Note") to Silver Star Partners I, LLC ("Silver Star"). William
          B. Danzell is the Chief Executive Officer of Nestor, Inc., the President of Danzell Investment Management Ltd. and the Managing Director of Silver Star. The note is due on January 15, 2004 and bears interest at the rate of 7% per year. The Company's obligations under the note may, at the Company's option, be satisfied, in whole or part, by issuing shares of the Company's common stock, par value $.01 ("Common Stock") to Silver Star. If the Company chooses to satisfy any of its obligations under the note by issuing shares of Common Stock, the conversion price will be the price to broker-dealers acting as underwriters or placement agents in the first registered public offering of such shares made after October 15, 2003 or, if no such offering is made before the maturity date of the Note, then the 20 day moving average closing price of the Common Stock during the first thirty day period starting on or after November 1, 2003 during which, in the Company's reasonable judgment, all material information about the Company has been publicly available less a 20% discount. The conversion price is subject to adjustment for stock splits, reverse stock splits or stock dividends.

          Silver Star owns 63.9% of the outstanding shares of Common Stock. Silver Star has the right to require the Company to register with the SEC Silver Star's resale of all shares of Common Stock that it owns, including any Common Stock issued in satisfaction of the Company's obligations under the Note as soon as practicable after Silver Star requests that registration. The Company is obligated to pay all expenses associated with that registration. The Company has other obligations in connection with that registration, including causing the registration statement filed to remain continuously effective until the distribution of shares covered by the registration statement is complete and indemnifying Silver Star from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration. Danzell Investment Management, Ltd. will receive a 3% finders fee, to be paid by the Company, in connection with the sale of the Note by the Company.

Note 6 -  Stock Options:
          The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock options been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and loss per share would have approximated the following pro forma amounts:


                                                      Quarter Ended        Nine Months Ended
                                                    September 30, 2003     September 30, 2003
                                                    ------------------     ------------------

           Net loss, as reported                      $ (1,074,532)          $  (3,298,477)
           Add:  Total stock-based employee
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects             (14,210)                (42,305)
                                                      -------------          --------------
           Pro forma net loss                         $ (1,088,742)          $  (3,340,782)
           Pro forma net loss per share
            Basic and diluted                         $       (.08)          $        (.26)


          The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 1.059; a risk-fee interest rate of 3.97%; and an expected option holding period of 8 years.

Note 7 -  Contract Termination Reserve:
          A significant customer contract in the Rail line of business may be terminated prior to its completion as a result of the Company's decision to focus its resources on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees during the quarter ended June 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


Prospective Statements

As discussed in detail in the Company's December 31, 2002 Annual Report on Form 10-K, significant operating changes took place in 2001 and 2002. The Company changed its operating focus from financial services (related royalty revenues ended June 2002) to intelligent traffic management products and services, primarily red-light enforcement systems and services. In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as efforts were focused on its contracts for CrossingGuard installation.

The following discussion contains prospective statements regarding Nestor, Inc. and its subsidiaries, its business outlook and results of operations that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and that are subject to certain risks and uncertainties and to events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or inferred from, such forward-looking statements. Factors that may affect the Company's prospects include, without limitation: the Company's limited liquidity, the Company's ability to finance delivery of current contracts, the Company's ability to successfully realize new contracts; the impact of competition on the Company's revenues or market share; delays in the Company's introduction of new products; the Company's ability to protect its intellectual property; and failure by the Company to keep pace with emerging technologies.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission, including Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Current Reports on Form 8-K filed on August 6, 2003, September 2, 2003, October 17, 2003 and October 28, 2003.

Critical Accounting Policies and Estimates

Nestor's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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


Liquidity and Capital Resources

Cash Position and Working Capital

The accompanying financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As discussed in Note 1 of the Annual Report on Form 10-K financial statements, the Company is currently expending cash in excess of cash generated from operations, as revenues are not yet sufficient to support future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional financing. Management's plans in regard to these matters are discussed in Note 1 of the Annual Report on Form 10-K financial statements and in the Company's Schedule 14C Definitive Information Statement filed on March 14, 2003. The quarterly financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ultimate ability to raise additional financing and/or capital.

The Company had consolidated cash and cash equivalents of $647,000 at September 30, 2003, as compared with $309,000 at December 31, 2002. At September 30, 2003, the Company had a working capital deficit of $1,159,000 as compared with a working capital deficit of $1,572,000 at December 31, 2002.

The Company's net worth at September 30, 2003 was $4,806,000, as compared with a net worth of $3,865,000 at December 31, 2002. The increase in net worth is primarily the result of the Silver Star equity transactions, offset by the net operating loss reported for the period.

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

In addition to the $2,000,000 Silver Star Partners I, LLC convertible note financing secured on October 15, 2003, the Company is actively pursuing the raising of additional equity, debt or lease financing. The possible success of these efforts, and the effect of any new capital on the current structure of the Company, cannot be determined as of the date of this filing.


Future Commitments

During the nine months ended September 30, 2003, the Company invested $1,870,000 in capitalized systems as compared to $843,000 in the same period last year. Management expects that NTS will continue to make future commitments for capitalized systems related to its CrossingGuard contracts.

Results of Operations

The January through June 2002 reported operations included royalty revenues from Applied Communications, Inc. ("ACI") and significantly higher operating expenses than those experienced after the June 2002 restructuring, which lowered ongoing personnel and facilities costs. Effective July 1, 2002, the Company assigned its ACI royalty rights to Churchill Lane Associates.

For the quarter ended September 30, 2003, the Company realized consolidated revenues totaling $793,000 and expenses of $1,715,000, which resulted in a consolidated operating loss for the quarter of $922,000. The Company reported a consolidated net loss of $1,075,000 for the quarter ended September 30, 2003 after other net expense of $153,000. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $181,000 and $6,788,000, respectively, producing a loss from operations of $6,607,000; and after gain from royalty assignment and other net expenses of $2,812,000 and $42,000 respectively, the Company reported a net loss of $3,837,000.

For the nine-month period ended September 30, 2003, the Company realized consolidated revenues totaling $1,583,000 and expenses of $4,614,000, which resulted in a consolidated operating loss for the nine-month period of $3,031,000. The Company reported a consolidated net loss of $3,298,000 for the nine-month period after a contract termination reserve and other net expenses of $125,000 and $142,000 respectively. In the corresponding nine-month period of the prior year, consolidated revenues and expenses totaled $1,788,000 and $16,275,000, respectively, producing a loss from operations of $14,487,000; and after gain on royalty assignment and other net expenses of $2,812,000 and $297,000, respectively, the Company reported net a net loss of $11,973,000.


Revenues

In 2002, the Company's consolidated revenues arose (i) through NTS services, software licensing, equipment leasing, and support activities regarding its CrossingGuard and other traffic management products, and, to a lesser degree
(ii) directly from licensing of Nestor, Inc.'s technology and products in specific fields of use (primarily risk management with ACI) or a related royalty stream. Substantially all of 2003 revenue is from CrossingGuard products and there were no royalty revenues from ACI

During the quarter ended September 30, 2003, consolidated revenues increased 338% to $793,000 from $181,000 in the quarter ended September 30, 2002. During the nine months ended September 30, 2003, consolidated revenues decreased 11% to $1,583,000 from $1,788,000 in the corresponding months of the prior year.

Product Licenses and Services

During the quarter ended September 30, 2003, revenues from product licenses and services increased 338% to $793,000 from $180,000 in the corresponding quarter of the prior year. During the nine-months ended September 30, 2003, revenues from product license and services increased 38% to $1,555,000 from $1,123,000 for the comparable period of the prior year. Included in 2002 revenues was $407,000 realized from Rail projects substantially completed during the first quarter and $165,000 of TrafficVision revenues earned in April 2002. In 2003, CrossingGuard installations contributed substantially all of the revenue.

Operating Expenses

Total operating expenses amounted to $1,715,000 in the quarter ended September 30, 2003, a decrease of $5,073,000 (75%) from total operating costs of $6,788,000 in the corresponding quarter of the prior year. Operating expenses totaled $4,614,000 in the nine-month period ended September 30, 2003, a decrease of $11,661,000 (72%) from the $16,275,000 reported for the corresponding period of the prior year. The 2002 operating expenses reflect higher costs than the current post restructuring level and certain non-recurring reserves.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $317,000 in the 2003 quarter as compared $239,000 in the prior year, an increase of 33%. CGS totaled $851,000 in the nine-month period ended September 30, 2003 as compared to $1,379,000 reported for the corresponding period of the prior year, a decrease of 38%. The 2003 CGS relates to CrossingGuard products while 2002 CGS is primarily higher cost Rail product deployment, coupled with Electronic Data Systems monthly minimum processing fees of $35,000 which were significantly lower in the first quarter of 2003 and then performed internally by NTS thereafter.

Engineering Services

Costs related to engineering services totaled $741,000 in the quarter ended September 30, 2003, an 18% increase as compared to $626,000 in the corresponding quarter of the prior year. During the nine-months ended September 30, 2003, engineering costs increased 46% to $2,159,000 from $1,474,000 in the prior year. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. This expense increased in 2003, as there were more customers to support, requiring some staff realignments from R&D to assist in the engineering efforts.

Research and Development

Research and development expenses totaled $30,000 in both the quarter ended September 30, 2003 and in the year-earlier period. During the nine-months ended September 30, 2003, R&D costs were $92,000 as compared to $1,573,000 in the prior year. R&D efforts were significant to rollout Rail and CrossingGuard products, which occurred in 2002. In March 2002, management took steps to reduce the heavy use of third party contractors to support development projects. The Company continues its R&D activities on a smaller scale and as deemed necessary.

Selling and Marketing

Selling and marketing costs totaled $98,000 in the quarter ended September 30, 2003, as compared with $93,000 in the corresponding quarter of the prior year, an increase of 5%. During the nine-months ended September 30, 2003, selling and marketing costs were $267,000 as compared to $518,000 in the prior year. The 48% decrease reflects the reduction in expenses after the June 2002 reorganization.

General and Administrative

General and administrative expenses totaled $529,000 in the quarter ended September 30, 2003, as compared with $300,000 in the corresponding quarter of the prior year, representing an increase of 77%. This increase includes legal fees incurred as well as estimated settlement costs in connection with litigation, financing fees related to the July 2003 Laurus note and professional fees associated with the registration of the underlying Laurus shares. General and administrative expenses totaled $1,245,000 in the nine-month period ended September 30, 2003, as compared to $1,293,000 in the corresponding period of the prior year. The June 2002 reorganization reduced routine ongoing general and administrative expenses.

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

Based on the decline of the Company's stock price during the second and third quarters of 2002 however, the fair value was recomputed using the quoted quarter end stock prices. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as an operating expense during the respective 2002 quarters. The Company continues to monitor goodwill for potential impairment.

Gain on Royalty Assignment

On September 30, 2002, the Company entered into an agreement with Churchill Lane Associates, LLC ("CLA") which assigned CLA certain of the Company's rights to royalty income under the license agreement between the Company and ACI ("ACI License"). CLA paid the Company $3.1 million in cash (net of advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

After offsetting $860,000 of unbilled ACI contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.

Contract Termination Reserve

A significant customer contract in the Rail line of business may be terminated by the customer prior to its completion as a result of the Company's decision to focus its resources on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees during the quarter ended June 30, 2003.


Other Expense - Net

Other expense totaled $152,000 in the quarter ended September 30, 2003, as compared to $42,000 in the corresponding quarter of the prior year. Other expense was $143,000 in the nine-month period ended September 30, 2003, as compared to $297,000 in the corresponding period of the prior year. The current year includes $40,000 of quarter and year to date interest expense associated with the July 2003 Laurus financing. The prior year includes EDS interest expense on leases payable of $9,000 for the quarter and $212,000 for the nine months ended September 30, 2002. The EDS lease agreement was amended on January 10, 2003 to provide a moratorium on NTS' interest obligations under the lease for the period from July 1, 2002 through June 30, 2003. The current year includes $84,000 quarter and year to date for interest expense pertaining to the amended EDS lease obligation. Additionally, in April 2003, the Company reached a favorable settlement agreement in a vendor dispute and recorded $64,000 in other income.

Loss Per Share

During the quarter ended September 30, 2003, the Company reported a net loss of $1,075,000, or ($.08) per share as compared with a net loss of $3,837,000, or ($.76) per share in the corresponding period of the prior year. During the quarter ended September 30, 2003, there were outstanding 13,961,000 basic and diluted shares of common stock as compared with 5,048,000 basic and diluted shares during the corresponding quarter of the previous year.

During the nine months ended September 30, 2003, the Company reported a net loss of $3,298,000, or ($.26) per share as compared with a net loss of $11,973,000, or ($2.37) per share in the corresponding period of the prior year. During the nine months ended September 30, 2003, there were outstanding 12,623,000 basic and diluted shares of common stock as compared with 5,048,000 basic and diluted shares during the corresponding period of the previous year. These financials reflect common stock and loss per share on a post-split basis. The increase in the outstanding shares reflects the additional shares issued in connection with the Silver Star financing in January and April 2003.

ITEM 3:  Quantative and Qualitative Disclosure of Market Risk
-------------------------------------------------------------

The Company has long term lease obligations; however the interest rate is fixed. The Company also has a convertible note payable at prime plus 1.25% through its July 2005 maturity as well as an October 15, 2003 convertible note payable at a fixed interest rate. Management assesses their exposure to these risks as immaterial.

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

As of September 30, 2003, the Company's management evaluated, with the participation of the Company's President/Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the

Company's disclosure controls and procedures. Based on that evaluation, the President/Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

No change in the Company's internal Part 2:Other InformationItem 2:Management's Discussion and Analysis of Results of Operations and Financial Condition control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part 2:    Other Information
           -----------------

                                  NESTOR, INC.

                         FORM 10 Q - September 30, 2003


Item 1:   Legal Proceedings

          During April 2003, the former president of NTS resigned as a member of the board of directors of the Company. The president's employment with the Company and NTS terminated. The president has filed a complaint against the Company and NTS in the Providence Superior Court seeking severance benefits, including twelve months salary of $180,000, upon termination. See the Company's Current Report on Form 8-K dated April 9, 2003 for further information. The Company is discussing a settlement offer and, accordingly, recorded an accrual for estimated costs during the quarter ended September 30, 2003.

          On November 6, 2003, the Company filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems Inc., alleging that Redflex's automated red light enforcement systems infringe the Company's patent. The Company is seeking to enjoin Redflex from further infringement and to recover damages.


Item 2:   Changes in Securities

           (c) Sale of Securities


          On July 31, 2003, the Company entered into a Securities Purchase Agreement ("Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Convertible Note ("Note") in the principal amount of $2,000,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25%) and matures on July 31, 2005. The initial principal payment of $20,000 is due in December 2003 and increases over the term of the loan such that aggregate principal payments of $950,000 are due in 2004 and aggregate principal payments of $1,030,000 are due in 2005. The net proceeds from the Note shall be used for the construction, installation and maintenance of the Company's traffic surveillance systems. The Note may be repaid, at the Company's option, in cash or, subject to certain limitations, through the issuance of shares of the Company's common stock. The Company will have an option to pay the monthly amortized amount in shares at the fixed conversion price of $1.55 per share after the shares are registered with the Securities and Exchange Commission for public resale and if the then current market price is above 120% of the fixed conversion price. The Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the Note will be convertible into shares of the Company's common stock at the fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the Agreement). The Company has the option of redeeming for cash any outstanding principal by paying 115% of such amount plus accrued but unpaid interest.


          On October 15, 2003, the Company sold a $2,000,000 convertible note (the "Note") to Silver Star Partners I, LLC ("Silver Star"). William
          B. Danzell is the Chief Executive Officer of Nestor, Inc., the President of Danzell Investment Management Ltd. and the Managing Director of Silver Star. The note is due on January 15, 2004 and bears interest at the rate of 7% per year. The Company's obligations under the note may, at the Company's option, be satisfied, in whole or part, by issuing shares of the Company's common stock, par value $.01 ("Common Stock") to Silver Star. If the Company chooses to satisfy any of its obligations under the note by issuing shares of Common Stock, the conversion price will be the price to broker-dealers acting as underwriters or placement agents in the first registered public offering of such shares made after October 15, 2003 or, if no such offering is made before the maturity date of the Note, then the 20 day moving average closing price of the Common Stock during the first thirty day period starting on or after November 1, 2003 during which, in the Company's reasonable judgment, all material information about the Company has been publicly available less a 20% discount. The conversion price is subject to adjustment for stock splits, reverse stock splits or stock dividends.

          Silver Star owns 63.9% of the outstanding shares of Common Stock. Silver Star has the right to require the Company to register with the SEC Silver Star's resale of all shares of Common Stock that it owns, including any Common Stock issued in satisfaction of the Company's obligations under the Note as soon as practicable after Silver Star requests that registration. The Company is obligated to pay all expenses associated with that registration. The Company has other obligations in connection with that registration, including causing the registration statement filed to remain continuously effective until the distribution of shares covered by the registration statement is complete and indemnifying Silver Star from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration. Danzell Investment Management, Ltd. will receive a 3% finders fee, to be paid by the Company, in connection with the sale of the Note by the Company.

          Both sales were made without general solicitation or advertising and no underwriters received fees in connection with this security sale. The purchaser was an accredited and sophisticated investor with access to all relevant information necessary to evaluate the merits and risks of the investment in the securities. The shares were issued pursuant to exemptions from registration under Rule 506 of Regulation D and
          Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 3:   Defaults on Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders - None

Item 5:   Other Information - None

Item 6:   Exhibits and reports on Form 8-K

          (a)  Exhibits


              Exhibit Number          Description
              --------------          -----------

                   31                 Rule 13a-14(a)/15d-14(a) Certifications

                   32                 Section 1350 Certification


          (c) On August 6, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated August 5, 2003, which is hereby incorporated by reference.

               On September 2, 2003, the Corporation filed with the Securities and Exchange Commission a current report of Form S-2 dated September 2, 2003, which is hereby incorporated by reference.

               On October 17, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated September 23, 2003, which is hereby incorporated by reference.

               On October 28, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated October 22, 2003, which is hereby incorporated by reference.

                                    FORM 10-Q


                                  NESTOR, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESTOR, INC.
                                     (REGISTRANT)

                                     By:       /s/ William B. Danzell
                                         ---------------------------------------
                                          William B. Danzell
                                          President and Chief Executive Officer





DATE:      November 14, 2003         By:      /s/ Nigel P. Hebborn
                                         ---------------------------------------
                                          Nigel P. Hebborn
                                          Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX



              Exhibit Number           Description
              --------------           -----------

                   31                  Rule 13a-14(a)/15d-14(a) Certifications

                   32                  Section 1350 Certification