Form 10-K
period 2003-12-31
NESTOR INC
filed 2004-03-29
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period ended      December 31, 2003
                                       -----------------------------------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                to
                                                 -------------     -------------

                         Commission file Number 0-12965

                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            13-3163744
---------------------------------                          ---------------------
      (State of incorporation)                                (I.R.S. Employer
                                                            Identification No.)

   400 Massasoit Avenue; Suite 200, East Providence, Rhode Island    02914
   -------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes           No  X
                                               -----

The aggregate market value of the 4,897,156 shares of voting stock held by non-affiliates of the registrant on June 30, 2003, based on the closing price of such stock on June 30, 2003, was $9,794,312.

The number of shares outstanding of the Registrant's Common Stock at March 16, 2004 was 18,009,526.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Nestor, Inc.'s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this report.

                                                                       PART I

ITEM 1. Business
        --------

GENERAL

Nestor, Inc., and its wholly owned subsidiary Nestor Traffic Systems, Inc. (together the "Company"), provides traffic safety solutions and services to states and municipalities. The Company's products combine sophisticated digital and analog video technologies with advanced image-processing to detect and interpret a wide range of traffic-related elements and conditions. Using the captured video images, Nestor applies proprietary neural network predictive models and other algorithms to convert existing data into meaningful recommendations and actions. This advanced technology, which effectively sees and interprets objects captured in video images, is at the core of each product solution. These products are a combination of Nestor-developed software and modular hardware components that provide monitoring for traffic-data collection, control of traffic flows, enforcement and emergency response. These products are flexible and can be configured to a wide range of road configurations, including open roads and intersections. The Company's systems offer an array of features and unique functionality that address critical transportation management and traffic safety needs. The Company formerly developed and marketed products in the fields of risk management, customer relationship management and character recognition.

The Company is currently devoting its resources to its core product, CrossingGuard(R), and expects that all material revenue will come from CrossingGuard or associated products and services. Offered as part of a turnkey system for automated red light enforcement, CrossingGuard(R) is tailored to meet clients specific needs, including intersection analysis, hardware and software installation, user training and support, and backroom processing. The CrossingGuard system provides a unique combination of aboveground vehicle detection, multiple time-synchronized videos, and a collision avoidance safety feature.

Exclusive rights in the field of traffic-management solutions were granted Nestor Traffic Systems, Inc. (NTS) on January 1, 1997; co-exclusive rights in the field of Risk Management and non-exclusive rights in the field of Customer Relationship Management Systems (CRM) are held by Applied Communications, Inc.
(ACI) and Retail Decisions, Inc. (ReD); and non-exclusive rights in the field of Intelligent Character Recognition Systems (ICR) are held by National Computer Systems, Inc. (NCS). IBM has non-exclusive rights to incorporate Nestor's technology into hardware products known as the ZISC family of computer chips.

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

Information about the industry segments and geographic areas in which the Company operates can be found in Note 11 to the financial statements included in this report.

PRODUCTS

The Company's traffic enforcement products use high speed image processing and target-tracking technology applied to real-time video scenes. The products use software and video cameras to detect red light violators at signalized intersections.

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

The CrossingGuard system consists of a video camera installed on top of a traffic signal pole or a roadside pole installed by the Company used to track approaching vehicles and record the actions of an approaching violator. Another camera is positioned so as to see the signal heads as they change from green to yellow to red and record the vehicles actions as the lights change and it enters the intersection. The views from these two cameras can also be presented in a side-by-side synchronized mode to demonstrate the complete view of the violation, including extenuating circumstances, aggressive behavior, or other factors. Finally, an enforcement camera is positioned to obtain a close-up image of the vehicle license plate, and where needed the driver image, based upon vehicle location instructions provided by the tracking camera. A personal computer is installed in an enclosure by the wayside, or remotely if a fiber connection to the roadside is used, that runs the intelligent software and controls camera activity. High-speed communications transmit video and data from the intersection to a designated facility for processing. The facility is equipped with a CrossingGuard Server PC that receives and stores violation data and supports authorized viewing of violation video sequences.

CrossingGuard is built upon standard PC hardware and software components. This design provides the reliability and performance benefits of improving PC hardware and the ability to upgrade and add functionalities as needed. The Company purchases components from third party vendors, built in accordance with Nestor's specifications, and the systems are installed by local contractors.

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

CrossingGuard Services. CrossingGuard Services is the complete package of services and support that can be customized to a client's needs. It consists of site planning and equipment installation, equipment maintenance, user training and support, violation review, citation preparation and processing, fine collection and processing, account management, toll free hotline support, public education, and expert testimony.

The economics of the CrossingGuard product are tied to the number of violations processed by the systems and the number of operating systems in the field. Most contracts compensate NTS on a per ticket paid or issued basis in return for both equipment lease, maintenance and back office services. Generally, but not in all cases, the contracts require a monthly minimum fee designed to allow NTS to recover the value of the system delivered, including a finance factor and maintenance costs, over the term of the contract. During 2003, there has been a trend by states towards fixed monthly fee as opposed to variable per ticket fee pricing structures.

As of December 31, 2003, NTS had 90 approaches installed and generating citations, including two pilot program approaches, and an additional 47 approaches under contract and in various stages of delivery. In March 2004, NTS executed a new contract for up to an additional 40 approaches (20 intersections). No assurances can be given that all approaches under contract will ultimately be installed. The Company realizes from $25 to $97 per citation issued or paid or fixed monthly fees ranging from $4,000 to $12,000 per approach for system delivery and lease, maintenance, software licensing, and processing services, depending upon state statutes regarding driver versus registered owner liability for a violation. Driver liability statutes require the driver be identified in the photographic evidence and the citation be sent to the identified driver. Registered owner statutes identify the vehicles owner, through DMV records, as the responsible party for a violation. As only the license plate is required for identification, program operating efficiencies are much higher resulting in lower per citation or monthly fees to cities. Current trends in the industry are towards compensating red-light program vendors on a fixed fee basis instead of a variable fee basis tied to ticket volumes. Actual results from deployment of CrossingGuard systems are expected to fluctuate substantially depending upon intersection selection and configuration, driver response to installed systems, and many other factors. Minimum monthly fee and fixed monthly fees would reduce the risk of fluctuations in citation capture and issuance rates.

During 2003, NTS realized $2,677,000 in CrossingGuard related revenues, a 217% increase over the $844,000 earned in 2002 due to the increase in installed approaches during the respective periods.

Status of the CrossingGuard market. Ineffective red-light safety enforcement is a costly and growing problem that until recently has been largely unaddressed by technology solutions. There are an estimated 300,000 intersections with traffic signals in the United States where approximately 218,000 collisions and as many as 181,000 injuries and 880 deaths occurred as a result of red-light running as per Federal Highway Administration 2001 statistics. First-generation Red-Light Camera Systems gained early acceptance as a means of automated traffic enforcement. While these systems have validated the market opportunity, they generally continue to rely on in-ground vehicle sensors ("loops") and still photography and have become inferior solutions because of their (i) significant roadbed installation issues, (ii) high maintenance requirements, and (iii) general lack of functionality.

The use of cameras to enforce red light running violations requires specific authority at the state or local government level (state statutes or home rule statutes). To date, approximately 15 states, including the District of Columbia, have authorized on a full or limited basis the use of red light cameras. Recent studies have shown these systems to be effective in reducing red light running at enforced intersections, and a positive halo effect at surrounding unenforced intersections. The Federal Highway Administration and other organizations have recently acknowledged these systems as positive tools in the reduction of red light running and correspondingly the number of accidents. However, there remains opposition to these systems, largely based upon concerns regarding individual privacy rights and due process rights. Many additional states and communities have or are considering authorization of cameras but need to address these minority concerns first. The Company believes that the overall trend is towards expanded state authorization of camera based red light enforcement systems, and eventually speed enforcement systems, but it is difficult to estimate when these changes may occur. The Company also believes that business opportunities from the currently authorized communities will be enough to support near term growth objectives.

Rail CrossingGuard. NTS developed Rail CrossingGuard, a system to monitor grade-crossing vehicle and train traffic, as well as signalization activity, to provide grade-crossing-integrity measurement, real-time crossing alert capabilities and crossing violation enforcement. This product has the potential to enhance rail-crossing safety by improving signal and crossing gate monitoring, alerting personnel to dangerous crossing situations, and enforcing train and vehicle safety regulations. Rail CrossingGuard may also be integrated with train communications systems to provide a method of alerting trains to dangerous rail crossing conditions.

On April 1, 2001, NTS completed its first Rail CrossingGuard installation in DuPage County, Illinois and had completed design work necessary to commence construction on the delivery of five Rail CrossingGuard units in Florida. In addition, NTS had received a contract from the Federal Railroad Administration
(FRA) to develop a portable Rail CrossingGuard unit for non-permanent data gathering capabilities. Also, NTS, working with GeoFocus, Inc., a Florida company, won a contract to expand two of the Rail CrossingGuard units in Florida to incorporate remote communication capabilities between Rail CrossingGuard units and train operators. During 2003, NTS realized $10,000 in Rail CrossingGuard related revenues as compared to $426,000 in 2002. During 2002, the Company reduced its marketing and sales efforts in this product line to focus its resources on the CrossingGuard red-light enforcement market. The Company does not expect to receive material revenue related to Rail CrossingGuard in the future.

TrafficVision. TrafficVision is a product that uses video cameras to monitor traffic flow and to send traffic data to a central Traffic Operations Center. Replacing short-life, high-maintenance, road-embedded copper-loop technologies from the 1950's, TrafficVision is a non-intrusive sensor system for traffic management. TrafficVision uses Nestor's proprietary high-speed image-processing technology to analyze video content to sense and monitor traffic on highways, roadways and intersections in real-time. TrafficVision recognizes and classifies multiple vehicles continuously so that surveillance and traffic management are based upon detailed, real-time information. TrafficVision is installed at 26 locations in Rhode Island and in the state's centralized Traffic Operations Center in Providence. During 2002, NTS realized $187,000 in TrafficVision related revenues and no such revenues in 2003. During 2002, the Company reduced its marketing and sales efforts in this product line to focus its resources on the CrossingGuard red-light enforcement market. The Company does not expect to receive material revenue related to TrafficVision in the future.

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

Vehicle trajectory analysis for real-time forecasting. As each frame in a video sequence is interpreted, the individual objects in the scene are identified and located. This information, passed from frame to frame, enables accurate tracing of vehicles' trajectories. Unlike competitive vision systems, which note changing images in a fixed and static area of the image (so-called virtual loops), NTS's proprietary vehicle-centric technology can use the trajectories to predict vehicle positions. In the CrossingGuard application, when a vehicle is about to run a red light, a signal can then be sent to the traffic controller to extend the all-red phase of the traffic signal so that cross traffic vehicles can be briefly delayed before they proceed into the intersection. Thus, intersections equipped with CrossingGuard have the potential to become smarter and safer.

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

Description of other products and services:

In 2001, Nestor ceased direct product development, sales and support in the fields of fraud detection, financial risk management, and CRM. The Company does not expect to receive material revenue related to fraud detection, financial risk management, or CRM in the future. Through license agreements entered into with ACI on February 1, 2001, and with ReD on May 18, 2001, co-exclusive development, sales and support rights were granted to these resellers in fraud and risk management; and non-exclusive rights in the field of CRM were granted to ReD. In addition, all expenses associated with development, support and selling these products were transferred to these parties.

Nestor's PRISM(R) fraud detection solutions help financial institutions detect and prevent fraudulent payments, manage merchant risks and identify illicit account usage (money laundering). The fraud detection products are used by many of the world's largest financial institutions and represented approximately 31% and 87% of Nestor's 2002 and 2001 revenues, respectively. Effective July 1, 2002, the Company assigned its ACI royalty rights (Note 13) and no longer receives product royalties.

Nestor's ICR applications increase productivity in document image-processing applications. Royalties from the ICR business represented less than 1% of Nestor's 2003 and 2002 revenues.

Nestor's technology is licensed to IBM on a non-exclusive basis for incorporation into hardware products known as the ZISC family of computer chips. Royalties from the IBM business represented less than 1% of Nestor's 2003 and 2002 revenues.

Sales, Marketing and Methods of Distribution

The Company distributes and markets its intelligent  traffic-management solution
(ITS) software and services in North America through a direct sales organization. The Company distributed its other software solutions in North America and throughout the world through third- party licensing and distribution agreements.

Currently, the Company markets its products and services to municipalities, governmental traffic management departments, or their integrators through its Providence and San Diego based two-person direct sales force. Since the traffic products require technical assistance during the sales and installation processes, the Company also maintains an in-house staff of four program managers and eight engineers. The Company obtains product inquiries from product mailings, attendance at trade shows, trade press coverage and its Internet site. Most CrossingGuard contracts are obtained through competitive proposal processes in response to RFP's issued by municipalities.

The Company's Intelligent Character Recognition products are marketed by NCS. The Company's PRISM and eCLIPSE products are licensed through two distributors, Applied Communications, Inc. (ACI) and Retail Decisions, Inc., primarily to financial institutions. Effective with the sale of the future royalty revenues due from the ACI license to Churchill Lane Associates, LLC (CLA) on September 30, 2002, no future revenues related to the PRISM business are expected to be realized by the Company.

During 2002, ACI accounted for 31% of the Company's revenues. During 2002, Other Income of $2,812,000 was recorded as a result of the sale of the ACI royalty rights to CLA. No such revenues were recorded in 2003

Pattern-Recognition Technology

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

The Company has also been granted a sixth patent for a multi-unit system referred to as the Nestor Learning System(TM) (NLS), which is ideally suited for many real-world pattern recognition applications. The NLS has a patented hierarchical, multi-network system for better control and accuracy. The Company believes that the rapid model development and operational flexibility afforded by its technology provides a competitive advantage in the development of intelligent-decision software solutions.

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

The Company's research is almost entirely applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents and patents pending relating to improvements to the Company's basic technology (see "Patents"). The Company has additional patent applications pending as of December 31, 2003, primarily in the area of traffic management, enforcement and safety.

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

The Company expended $121,000, $1,604,000 and $1,641,000 in the years ended December 31, 2003, 2002 and 2001 respectively, in support of the various aspects of Company-sponsored research and development.

PATENTS

The Company has continually sought and obtained patent protection for its proprietary neural networks and other systems, which have as a principal feature rapid learning from a relatively small number of examples or the application of video techniques in traffic management applications. The Company's RCE neural network exhibits rapid learning and minimizes the internal connections needed for it's functioning. The Company believes that these capabilities make the Company's technology uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. The Company's patents also cover multiple-neural-network systems, which enable the company to develop products that combine high accuracy with high processing speeds.

During 2003, the Company received two additional patents relative to the CrossingGuard product line. The first issued in June 2003 recognizes the Company's method of predicting and recording a red light violation with a video-based system including the use of violation probability scores. The second patent issued in November 2003 defines a system and method of detecting and filtering non-violations in a traffic light enforcement system employing a video camera to improve the effectiveness of the system.

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

The Company owns 10 United States patents and 5 foreign patents issued in four countries, Australia and Europe. The foreign patents correspond to one or more of the United States patents. The United States patents expire at various times from 2006 to 2021.

COMPETITION

The Company believes that CrossingGuard is more technologically advanced than most competing systems for traffic safety enforcement. Its competition generally consists of "wet film" or digital still image red light camera systems. These systems generally rely on in-ground sensor loops and wet film, or on digital still cameras that record only a few frames of evidence regarding a violation. For wet film systems, there is the added burden of retrieving, replacing, developing, and scanning the film. By the end of 2003, most competitors have developed digital still systems and do not promote wet film applications. The Company is aware of two competitors that have included video cameras in their systems. The Company has initiated patent infringement lawsuits against these competitors on the basis of its February 13, 2001 patent entitled "Integrated Traffic light Violation Citation Generation and Court Date Scheduling System". See "Item 3 -- Legal Proceedings." There can be no assurance that the Company will be successful in defending this patent and limiting the use of video by competitors in the U.S. red light enforcement market.

CrossingGuard vehicle detection cameras, on the other hand, are installed above the ground, on roadside poles or if needed, mast arms. (This helps avoid some of the logistical problems associated with installing in-ground sensors at an intersection.) In case of a dispute, unlike non-video systems, the violation video sequence has the ability to provide an instant replay of the event. Its digital video evidence consists of both front and rear vehicle images and is viewed by the police who then issue (or give authorization to issue) a citation. This ensures fairness so that violations may not be issued out of context (e.g., if the violation occurred to make way for an emergency vehicle, as part of a funeral procession, or to avoid a crash). This perception of fairness makes the Company's video evidence attractive to city councils, law enforcement officials, courts, and the general public.

NTS's largest competitors in the intersection market are Affiliated Computer Services, Inc. (ACS), which has the greatest number of red-light camera systems installed, and Redflex Traffic Systems, Inc. (Redflex). Among others are Laser Craft, Mulvihill ICS, Peek Traffic, Poltech, Traffipax, Transol, and Transcore. Although these companies use buried loops, still or digital cameras and/or wet film systems, some may pose a competitive threat due to their size, market share, legacy customer relationships, enhanced driver image, additional products offered, and/or citation-processing experience.

NTS's TrafficVision and Rail products face competition primarily from traffic-management-systems companies such as ISS, Econolite, Traficon, Iteris, Peek Traffic, Odetics, Computer Recognition Systems, Siemens, Sumitomo, and Rockwell International. Management believes that the platforms on which these products operate do not provide the image processing capabilities possessed by TrafficVision and Rail CrossingGuard. However, the Company is not currently investing substantial finances in the development, marketing or sales of these product lines.

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

CONTRACTS WITH GOVERNMENTAL ENTITIES

NTS's CrossingGuard agreements are generally service contracts with states or municipalities that in most circumstances may be cancelled by the customer for various reasons including non-appropriation of annual program funding. As these contracts are generally self-funded from ticket fees collected from red-light violators and some contracts contain termination fee provisions, NTS does not expect this to be a significant risk in the future. NTS's Rail CrossingGuard and TrafficVision contracts were generally fixed-fee deliverable contracts and termination rights were generally limited to non-performance conditions. NTS retains all patent and other proprietary rights from products developed and delivered under government-supported contracts.

EMPLOYEES

As of December 31, 2003, the Company had 49 full-time employees, including 11 in software engineering and product development, 11 in processing and system support, 17 in program management and field services, 3 in sales and marketing and seven in management, finance and office support. All of these employees are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its employee relationships are generally good.

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

Retail Decisions, Inc. (ReD) On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. in which Nestor granted to ReD: (i) an exclusive (other than ACI), perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and (ii) a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries. Additionally, Nestor transferred to ReD certain assets that were supportive of the technology licensed thereunder. The assets transferred to ReD by Nestor include all of the right, title and interest of Nestor in certain equipment, license agreements (excluding ACI) and trademark rights. To support its newly acquired license, ReD hired 13 of Nestor's employees. ReD paid $1,800,000 to Nestor under the license agreement, and Nestor agreed, for certain marketing and transition services, to pay to ReD:
(i) $500,000 which was paid on July 2, 2001; (ii) $250,000 which was paid on October 1, 2001; and (iii) $218,000 which was paid on December 31, 2001. The Company recorded $832,000 as net license revenue in the second quarter in connection with this agreement. No ongoing revenues are expected to be realized from ReD.

National Computer Systems, Inc. (NCS) On June 11, 1996, the Company entered into an exclusive Licensing Agreement and an Asset Purchase Agreement with NCS transferring the development, production, and marketing rights of the Company's Intelligent Character Recognition (ICR) products to NCS. In June 1998, NCS did not meet its minimum royalty for the license year and forfeited exclusive rights. NCS continues to market the ICR products on a non-exclusive basis. Nestor receives approximately $25,000 in minimum royalties per year under this license.

ITEM 2. Properties.
        ----------

In 2000, NTS entered into a five-year lease for offices providing 9,600 square feet for approximately $10,800 per month located at 400 Massasoit Avenue, East Providence, Rhode Island 02914. NTS also maintains a local field office at 737 Pearl Street, La Jolla, CA 92037 on a month-to-month lease dated August 2002, and pays approximately $1,500 per month. NTS also maintains a local field office at 330 East Orangethorpe Ave. in Placentia, CA on a twenty-four month lease dated March 2004, and pays approximately $1,400 per month. The Company believes these facilities are adequate to meet its current needs and will require additional space as new installations increase processing and support hiring needs.

In April 2001, NTS entered into a forty-six month sublease for its California operations at 10145 Pacific Heights Blvd., San Diego, CA 92121 providing for approximately 5,700 square feet for $12,050 per month. As a result of the Company's reorganization in early 2002, NTS could no longer use the amount of space leased. Due to past due lease payments, the landlord terminated the lease and notified NTS to leave the premises, which NTS did in early August 2002. The Company is carrying a reorganization reserve related to projected costs of settling this lease obligation, and reached a settlement with the landlord under terms within the reserve established.

ITEM 3. Legal Proceedings.
        -----------------

On November 6, 2003, the Company filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems, Inc., alleging that Redflex's automated red light enforcement systems infringe the Company's patent. Redflex denies this allegation. On November 25, 2003, the Company filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe the Company's patent. Transol has counterclaimed that Nestor's patent is invalid and that Transol does not infringe on it. Nestor was denied a preliminary injunction in the Transol litigation. The Company cannot give assurance that we will be successful in either action.

During April 2003, the former president of NTS resigned as a member of the board of directors of the Company. The president's employment with the Company and NTS terminated. The president filed a complaint against the Company and NTS in the Providence Superior Court seeking severance benefits, including twelve months salary of $180,000, upon termination. See Form 8-K dated April 9, 2003 for further information. The parties reached a mutually agreeable settlement on December 31, 2003, the terms of which are confidential. All claims have been dismissed.


ITEM 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                                                         PART II


ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.
        --------------------------------------------------------------------

The Company's common stock was first offered to the public in December 1983 and is traded on the Nasdaq OTC Bulletin Board under the symbol "NESO." The prices below have been adjusted to reflect the 1 for 10 reverse stock split during the second quarter of 2003. Before the stock split, the Company's common stock traded under the symbol "NEST."

                                          Low                High
                                          ---                ----
Year Ended December 31, 2003
----------------------------
         1st Quarter                    $  .30              $ 1.90

         2nd Quarter                    $  .80              $ 2.60

         3rd Quarter                    $ 1.30              $ 2.05

         4th Quarter                    $ 1.60              $ 4.90


Year Ended December 31, 2002
----------------------------
         1st Quarter                    $ 4.50              $10.30

         2nd Quarter                    $ 1.80              $ 5.80

         3rd Quarter                    $  .80              $ 2.80

         4th Quarter                    $  .20              $ 1.00


Holders of Common Stock

At March 18, 2004, the number of holders of record of the issued and outstanding common stock of the Company was 483, which includes brokers who hold shares for approximately 1,555 beneficial holders.

Dividend Policy

The Company has not paid any cash dividends with respect to its common stock since formation and does not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company's fiscal year.

Recent Sales of Unregistered Securities

On December 31, 2003, the Company exercised its option to satisfy its obligations to Silver Star Partners I, LLC under a $2,000,000 principal amount convertible note by issuing 676,384 shares of the Company's common stock at a conversion price of $3.00 per share.

The Company issued 2,843,000 shares of its common stock in January 2004 in a series of private placements made to accredited investors, at an aggregate price of $8,529,000. In connection with those private placements, the Company paid an aggregate sales commission of $682,320. The shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

On January 14, 2004, the Company issued to Laurus Master Fund Ltd. ("Laurus") a Convertible Note (the "Note") in the principal amount of $1,500,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25% per year) and matures on January 14, 2006. The Note may be repaid at the Company's option, in cash or, subject to certain limitations, through the issuance of shares of common stock. The Company will have an option to pay the monthly amortized amount in shares at the fixed conversion price of $3.50 per share if the shares are registered with the Securities and Exchange Commission ("SEC") for public resale and the then current market price is 120% above the fixed conversion price. The Note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the Note will be convertible into shares of the Company's common stock at a fixed conversion price, subject to adjustments for stock splits, combinations and dividends and for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the Company's agreement with Laurus). In conjunction with this transaction, Sage Investments, Inc. will be paid a fee of $60,000. The Company has agreed to file a registration statement with the SEC to register the public resale by Laurus of the common stock to be issued upon conversion of the Note. The Note was issued without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act.


ITEM 6. Selected Financial Data.
        -----------------------

The following data includes the accounts of Nestor, Inc. for all periods presented and NTS for the period September 13, 2001 through December 31, 2001 and the years 2003 and 2002. (From January 1, 1999 through September 12, 2001, the Company's investment in NTS was recorded on the equity method.)


                                                                 Years Ended December 31,
                                    ----------------------------------------------------------------------------------
                                          2003              2002           2001                2000             1999
                                          ----              ----           ----                ----             ----

Revenue                             $   2,705,534    $   2,121,574     $   3,520,924    $   3,652,422     $  5,114,779
Operating income (loss)             $  (4,261,045)   $ (15,127,235)    $  (1,297,145)   $  (1,548,777)    $    742,451
Contract termination reserve        $    (125,000)   $         ---     $         ---    $         ---     $        ---
Gain on royalty assignment          $         ---    $   2,811,590     $         ---    $         ---     $        ---
Other expense                       $    (504,413)   $    (318,618)    $    (186,809)   $    (106,675)    $    (97,386)
Net loss                            $  (4,890,458)   $ (12,634,263)    $  (1,565,054)   $  (2,994,574)    $   (836,824)
Earnings per share
   Weighted number of
   outstanding shares -
   basic and diluted                   12,964,498        5,047,611         2,881,877        1,790,160        1,784,433

   Loss per share                   $       (0.38)   $       (2.50)    $       (0.54)   $       (1.67)    $      (0.49)
SELECTED BALANCE SHEET DATA:
Total assets                        $  16,299,434    $   9,200,964     $  22,035,420    $   4,922,703     $  6,773,905
Working capital (deficit)           $   3,294,231    $  (1,572,209)    $   1,775,401    $    (199,775)    $  1,211,257
Long-term
   Note and lease obligations       $   3,322,384    $   2,849,126     $   2,409,202    $         ---     $        ---
   Deferred income                  $         ---    $         ---     $     421,399    $   2,036,896     $  1,965,532

(Note:  Earnings per share information as previously reported at December 31, 2002 has been adjusted to a post-reverse split basis.)

ITEM 7. Management's Discussion and Analysis
        ------------------------------------

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in Exhibit 99.1. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission.

EXECUTIVE SUMMARY

The Company considers following areas to be of highest importance in 2003 and 2004:
     o During 2003 through January 2004, the Company raised $15.7 million in financing. This was critical to the continuance of operations in early 2003 and the Company's ability to support construction on its 2003 customer contract backlog. Expensive debt obligations were eliminated in January 2004 and the Company has both cash and available financing to support anticipated 2004 business expansion.
     o The Company has completed the transition from several lines of business including financial services/PRISM, Rail and TrafficVision which generated the majority of revenue in 2001 and 2002, to intelligent traffic management products and services, primarily red-light enforcement services and products, as the on-going operating focus of the Company. The Company's leading product is its CrossingGuard video-based red light enforcement system.
     o Revenues are not yet sufficient to support operating expenses. The Company needs to install additional CrossingGuard approaches and is currently retrofitting some operating approaches to improve performance. Over the past year, the Company more than doubled the number of operating red-light enforcement approaches to 88 at December 31, 2003. Additional approaches to contribute to 2004 revenue are expected to come from existing customer contracts which have not been fully built out, the recently announced Delaware Department of Transportation statewide contract and new customers to be signed.
     o Over the past years, the Company has devoted substantial resources to the development of its patented technology and it will vigorously contest infringement thereon. In November 2003, the Company filed complaints in United States District Courts against two of its competitors, alleging that their automated red light enforcement systems infringe upon the Company's patent. Further details are discussed in the Liquidity and Capital Resources and Results of Operations sections below.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

The Company had cash and short-term investments of approximately $5,410,000 at December 31, 2003 as compared with approximately $309,000 at December 31, 2002. At December 31, 2003, the Company had working capital of $3,294,000, as compared with a working capital deficit of $1,572,000 at December 31, 2002. The increase in cash and working capital in 2003 substantially relates to private placement common stock sold at year-end.

In January 2004, the Company received $3.4 million in additional proceeds on the remaining private placement offering, $2.2 million of which was used to settle the remaining lease obligation to Electronic Data Systems Corporation (EDS). The EDS settlement resulted in a gain on early extinguishment of debt of $681,000 and eliminated the 12% interest obligation.

Also in January 2004, the Company satisfied its obligations on a July 2003 $2 million Laurus Master Fund, Ltd. (Laurus) convertible note by issuing 492,904 shares of Nestor common stock and repaying the note balance, accrued interest and prepayment penalty. On the same date, Laurus entered into a new $1.5 million note ("second Laurus note"). While Nestor received $98,000 as a net result of these transactions, the more beneficial change was increasing the fixed conversion price, as defined in the notes, from $1.55 per share in the first note to $3.50 in the new note.

The Company had a net worth of $9,662,000 at December 31, 2003, as compared with a net worth of $3,865,000 at December 31, 2002. The increase in net worth resulted primarily from the equity financing activities vigorously pursued during the year, resulting in over $10 million being raised, offset by the consolidated net loss. Silver Star Partners I, LLC (SSP) invested $4.2 million through April 2003 and, on December 31, 2003, the Company converted an October 2003 $2 million note payable to SSP into common stock. Also in December 2003, the Company raised $4.4 million from a private placement offering. See Note 9 for additional information.

Future Commitments

During 2003, the Company acquired additional property and leased equipment (primarily computers and related equipment) at a cost of $86,000, and invested $2,341,000 in capitalized systems. At December 31, 2003, Nestor recorded its investments in computers and related equipment (net of depreciation) at $385,000, and in capitalized systems (net of depreciation) at $3,515,000. Management expects that NTS will make future commitments for the purchase of
additional  computers  and  related  computing  equipment,   for  furniture  and
fixtures, for delivery of capitalized systems, for consulting and for promotional and marketing expenses.

As discussed above, the Laurus note payable and the EDS lease payable presented on the December 31, 2003 balance sheet were satisfied in January 2004. The second Laurus note calls for principal repayments to commence May 2004 with $375,000 due in 2004, $1,012,500 due in 2005 and $112,500 due in January 2006
before maturity.

The Company does not generally grant payment terms to customers in excess of 90 days.

After satisfying the initial Laurus note payable and the EDS lease payable in January 2004, the Company's future contractual obligations (assuming Laurus does not exercise its conversion rights) and other commitments are as follows:

Contractual Obligations and Commercial Commitments:



                                              Payment Due Date
                            ----------------------------------------------------
                         Total    < 1 Year   1-3 Years   3-5 Years   Thereafter
                         -----    --------   ---------   ---------   ----------


Second Laurus note    $1,500,000  $375,000  $1,125,000    $ ---       $  ---
   payable

Operating leases      $  221,000  $137,000  $   84,000    $ ---       $  ---

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

Revenue Recognition

The Company's CrossingGuard product generates lease and service fee revenue generally tied to the number of citations issued to red-light violators. Under the terms of several current contracts, the Company cannot bill the municipality until the court has collected the citation fine. On these contracts, management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected. This will have less impact on the Company going forward as new contracts do not have this provision and are trending towards fixed fee terms.

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

Long Term Asset Impairment

In assessing the recoverability of the Company's long term assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record impairment charges that were not previously recorded pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

RESULTS OF OPERATIONS

During 2003, the Company completed the transition from several lines of business including financial services/PRISM, Rail and TrafficVision which generated the majority of revenue in 2001 and 2002, to red-light enforcement services and products as the on-going operating focus of the Company. The Company's leading product is its CrossingGuard video-based red light enforcement system and services, and future growth will be tied to the increase in the number of CrossingGuard approaches installed and operational. In 2002 and 2001, the Company reorganized by (i) eliminating direct investment in its financial services/Risk Management products, transferring all contracts through license and/or assignment to other parties and (ii) through a further operations reduction, restructured the Company to focus primarily on its CrossingGuard product.

ANALYSIS OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

In the quarter ended December 31, 2003, the Company realized a 236% ($788,000) increase in revenues and 142% ($1,379,000) increase in operating expenses compared to the prior year, same quarter. After consideration of $340,000 of increased other expenses in 2003, the Company reported a net loss of $1,592,000 compared to $662,000 in the prior year fourth quarter. The revenue and expense increases relate primarily to having more than double the number of installed operational approaches in the current year fourth quarter compared to the prior year fourth quarter. Additionally, operating expenses include $225,000 relating to financing activities and $130,000 of patent lawsuit expenses in the current year quarter. Other expense in the fourth quarter of 2003 included the write off of the unamortized discount on the first Laurus note and EDS interest expense, both of which did not occur in the prior year fourth quarter.

Revenues
--------

The Company's revenues arose from CrossingGuard lease and service fees. During the quarter ended December 31, 2003, revenues increased $788,000 to $1,122,000 from $334,000 in the prior year fourth quarter. The Company had 48 additional installed approaches in the current year fourth quarter compared to the prior year fourth quarter. At December 31, 2003, the Company had 88 installed operational approaches.

Operating Expenses
------------------

Total operating expenses amounted to $2,353,000 in the quarter ended December 31, 2003, an increase of $1,379,000 as compared to total operating costs of $974,000 in the prior year same quarter.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $940,000 in the fourth quarter of 2003 as compared to $97,000 in 2002. The 2003 CGS relates to amortization, maintenance and processing costs to support 88 approaches compared to only 40 in the fourth quarter of 2002. The 2003 quarter also includes a $417,000 net reclassification of all 2003 citation processing costs from engineering and operations as previously presented to CGS. Citation processing costs were not material in the 2002 quarter and were not reclassified to conform to the 2003 presentation. Additionally, the fourth quarter of 2002 included a $102,000 reversal of EDS processing costs which was not repeated in 2003.

Engineering and Operations

Costs related to engineering and operations totaled $419,000 in the fourth quarter of 2003, as compared with $596,000 in 2002. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. Increases in headcount, travel and supplies generated $206,000 of additional costs in the 2003 quarter but were offset by a $417,000 net reclassification of all 2003 citation processing costs to CGS in fourth quarter 2003. Citation processing costs were not material to 2002 engineering and operations and were not reclassified to conform to the 2003 presentation.

Research and Development

Research and development expenses totaled $29,000 in the quarter ended December 31, 2003 as compared with $31,000 in the previous year's quarter. The Company continues its R&D activities, as deemed necessary.

Selling and Marketing

Selling and marketing costs were $87,000 in the quarter ended December 31, 2003, and $89,000 in the previous year's quarter. Sales and marketing efforts had been limited recently due to cash constraints but are expected to increase in 2004.

General and Administrative

General and administrative expenses totaled $876,000 in the fourth quarter of 2003, as compared with $160,000 in the previous year's quarter. These costs were unusually high in the current year quarter due to (i) $225,000 of Laurus and Silver Star deferred financing fees being expensed in connection with note redemptions/conversions, (ii) $130,000 of patent lawsuit defense expenses and
(iii) $84,000 of bad debt expense. Additionally, the fourth quarter of 2002 included a reversal of $113,000 of Wand Partners, Inc. fees in connection with a Termination and Release Agreement.

Other Expense

For the fourth quarter 2003, net other expense was $362,000 as compared with net other expense of $22,000 in the quarter-earlier period. In 2003, other expense was primarily interest of (i) $169,000 relative to the write off of the unamortized discount on the first Laurus note and $59,000 of other Laurus interest, (ii) $89,000 to EDS. Both periods included warrant amortization expense of $26,000.

Net Loss
--------

During the fourth quarter 2003, the Company experienced a loss of $1,592,000, as compared with a loss of $662,000 in the previous year's quarter. For the quarter ended December 31, 2003, loss per share available for common stock was $0.11 per share, as compared with a loss per share of $0.13 in the corresponding period of the prior year. The weighted average shares outstanding were 13,987,905 for the quarter ended December 31, 2003 and 5,047,611 for the quarter ended December 31, 2002.


ANALYSIS OF THE YEARS ENDED DECEMBER 31, 2003 AND 2002

For the year ended December 31, 2003, the Company experienced a 28% ($584,000) increase in revenues compared to the prior calendar year. Operating expenses decreased 60% ($10,282,000) in 2003. After consideration of the $2,812,000 gain on royalty assignment in 2002 and $311,000 of increased other expenses in 2003, the Company reported a net loss of $4,890,000 in 2003 compared to a loss of $12,634,000 in the prior year. Many significant changes occurred during these two years as more fully described below.

Revenues
--------

The Company's revenues arose from royalties and product sales, lease and service fees as discussed separately below. During the year ended December 31, 2003, revenues increased $584,000 to $2,706,000 from $2,122,000 in the prior calendar year. CrossingGuard accounted for 40% of 2002 revenues and substantially all 2003 revenues.

Ongoing revenues from the risk management product line continued under the ACI distributor agreement until July 2002 when it was assigned to CLA.

Product Royalties

Product royalties totaled $29,000 in 2003, as compared with $664,000 in 2002. The Company continued to receive royalties from ACI until July 1, 2002 when these royalty rights were assigned to Churchill Lane Associates, LLC. Residual royalty streams from two customers account for 2003 royalty revenues.

Product Sales, Lease and Service Fees

Product sales, lease and service fee revenues from the traffic business totaled $2,677,000 in 2003, as compared with $1,457,000 in 2002, due primarily to the installed base of approaches more than doubling from December 31, 2002 to December 31, 2003. Revenue in 2002 was comprised of $844,000 in CrossingGuard video-based traffic enforcement, $387,000 in Rail business and $187,000 in TrafficVision business, whereas 2003 revenue was substantially all CrossingGuard.

CrossingGuard construction started slowly in Q1 '03 but by the end of Q2, there were 20 additional approaches installed, followed by 12 and 16 more in Q3 and Q4, respectively, to total 88 live approaches by the end of 2003. Construction is not expected to continue at this pace in 2004 unless new contracts are signed. During March 2004, the Company installed three new approaches under its contract with the Delaware Department of Transportation. The Company is currently retrofitting some operating approaches to improve performance and is working with its customers to complete build outs of remaining approaches committed under existing contracts.

Operating Expenses
------------------

Total operating expenses amounted to $6,967,000 in the year ended December 31, 2003, a decrease of $10,282,000 over total operating costs of $17,249,000 in the prior year. The 2002 expenses include $743,000 in restructuring costs and $9,294,000 of impairment charges. Excluding restructuring and impairment charges, operating expenses in 2002 were $7,212,000. The most significant changes in 2003 were $414,000 of increased amortization on live approaches, $240,000 of increased financing fees and $130,000 of patent lawsuit defense expenses; offset by $538,000 of CGS expense pertaining to discontinued product lines (Rail, TrafficVision) and pilot programs.

Costs of Goods Sold

Cost of goods sold totaled $1,791,000 in 2003 as compared to $1,476,000 in the prior year. CGS includes amortization, maintenance and processing costs related to revenues recorded in the respective periods. Fiscal year 2002 includes $289,000 (Rail), $138,000 (TrafficVision) and $111,000 (pilot program) CGS which did not recur in 2003 but were offset by a $414,000 current year increase in system amortization due to the increased number of installed approaches and a $417,000 net reclassification of 2003 citation processing costs from engineering and operations as previously presented to CGS. Additionally, 2002 included a $102,000 reversal of EDS processing costs which was not repeated in 2003.

Engineering and Operations

Costs related to engineering and operations totaled $2,578,000 in 2003, as compared with $2,070,000 in 2002. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. The increase in these costs reflects the addition of NTS expenses both internally and field-based, to support the growing installed customer base. Staff realignments from R & D were necessary to assist in engineering efforts. Also, $417,000 of net citation processing costs were reclassified to CGS in fourth quarter 2003. Citation processing costs were not material to 2002 engineering and operations and were not reclassified to conform to the 2003 presentation.

Research and Development

Research and development expenses totaled $121,000 in the year ended December 31, 2003 as compared with $1,604,000 in the prior year. R & D efforts had been significant to roll out the Rail and CrossingGuard products, which occurred in 2002. In March 2002, management took steps to reduce the heavy use of third party contractors to support development projects (consulting costs decreased by $183,000 in 2003) and also made staff realignments to assist engineering with the increased customer base. Although the June 2002 restructuring further contributed to a $361,000 reduction in salaries, talent and capacity remain for research and development, as management deems appropriate.

Selling and Marketing

Selling and marketing costs decreased $253,000 to $355,000 in the year ended December 31, 2003, from $608,000 in the prior year. The decrease in selling costs in the year reflects, primarily, the re-focus of strategy to one product line, which lowered salaries and collateral costs. Sales and marketing efforts had been limited recently due to cash constraints but are expected to increase in 2004.

General and Administrative

General and administrative expenses totaled $2,121,000 in 2003, as compared with $1,453,000 in the previous year. The increase is the net result of (i) $240,000 of financing fees in conjunction with the July 2003 Laurus and the October 2003 Silver Star notes, (ii) $130,000 of legal expenses on patent lawsuit defense,
(iii) $102,000 in general legal  expenses,  (iv) $84,000 of bad debt expense and
(v) the 2002 reversal of $113,000 of Wand Partners, Inc. fees in conjunction with a Termination and Release Agreement.

Restructuring Costs

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. A settlement was reached in 2002 in connection with the Providence office lease and in 2003 in connection with the San Diego office lease.

Capitalized Systems Costs Impairment

During the quarter ended June 30, 2002, the Company determined that potential citation revenues from certain CrossingGuard installations in two cities would not exceed the cost of the underlying carrying value of the capitalized systems. These contracts were signed in the early stages of CrossingGuard development and the site selection procedures and contract terms have since been improved. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company wrote off capitalized systems costs of $794,000 and recorded a corresponding impairment charge in operating expenses. Ongoing revenues from these installations are expected to offset future costs of system operations.

Goodwill Impairment Loss

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company will test goodwill for impairment on an annual basis, or whenever indicators of impairment are identified. The Company completed the transitional impairment test of goodwill during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

Based on the decline of the Company's stock price during the second and third quarters of 2002, however, the fair value was recomputed using the quoted quarter-end stock prices. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective 2002 quarters. The Company continues to monitor goodwill for potential impairment.

Gain on Royalty Assignment

On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under the license agreement between the Company and ACI ("ACI License"). CLA is owned and controlled by Alan M. Wiener, Alvin J. Siteman and Robert M. Carroll, former directors and shareholders of the Company. The MOU also provided a schedule for advances by CLA to provide interim financing to the Company during the period prior to the closing. Upon closing on September 30, 2002, CLA paid the Company $3.1 million in cash (less advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

After offsetting $860,000 of ACI unbilled contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.

Contract Termination Reserve

A significant customer contract in the Rail line of business may be terminated by mutual agreement prior to its completion as a result of the Company's decision to focus its resources on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees in June 2003.

Other Expense
-------------

For 2003, net other expense was $504,000; as compared with net other expense of $319,000 in the year-earlier period. In 2003, other expense included interest expense of $470,000 as compared to $217,000 in 2002, 2003 also included a $64,000 favorable settlement with a vendor and both years included $106,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life. Interest expense was high in 2003 due to the $169,000 write off of the unamortized discount on the first Laurus note and $59,000 of other Laurus interest.

Net Loss
--------

During 2003, the Company experienced a loss of $4,890,000, as compared with a loss of $12,634,000 in the prior year. For the year ended December 31, 2003, loss per share was $0.38 per share, as compared with a loss per share of $2.50 in the corresponding period of the prior fiscal year. For the year ended December 31, 2003, there was outstanding a weighted average of 12,964,498 shares, as compared to 5,047,611 shares in the year-earlier period.


ANALYSIS OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

In the year ended December 31, 2002, the Company experienced a 40% decrease in revenues compared to the prior calendar year. Operating expenses increased 258% in 2002 resulting in a loss of $12,634,000 as compared to a loss of $1,565,000 in the prior year.

Revenues
--------

The Company's revenues arose from royalties and product sales, lease and service fees as discussed separately below. During the year ended December 31, 2002, revenues decreased $1,399,000 to $2,122,000 from $3,521,000 in the prior calendar year. The Company granted source-code distribution rights to two companies in 2001 for up-front source-code license fees and, from ACI, ongoing royalties of equal to 15% of future revenues realized from the licensed software. Beginning in the fourth quarter of 2001, the Company's revenues were generated primarily from sales, support, and services provided regarding its intelligent traffic management product line. Ongoing revenues from the risk management product line continued under the ACI agreement until July 2002 when it was assigned to CLA.

Product Royalties

Product royalty revenues totaled $664,000 in 2002, as compared with $2,997,000 in 2001. The Company realized net ReD license revenues of $832,000 in the second quarter of 2001, and $1,104,000 from the ACI license in the first quarter of 2001. The Company continued to receive royalties from ACI until July 1, 2002 when these royalty rights were assigned to CLA

Product Sales, Lease and Service Fees

Product sales, lease and service fee revenues from the traffic business totaled $1,457,000 in 2002, as compared with $524,000 in 2001, which included only post-merger revenues.

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

Costs of Goods Sold

Cost of goods sold totaled $1,476,000 in 2002 as compared to $692,000 in the prior year, which included only post September 12, 2001 expenses. CGS includes third party goods and services related to revenues recorded in the respective periods and is high in proportion to revenues realized due to (i) rail projects completed in the first quarter of 2002 that carried higher equipment and construction costs than prior experience as NTS acted as prime contractor on these construction related projects, and (ii) our back-office processing agreement with EDS required a monthly minimum fee that was proportionately high in relation to actual ticket volumes generated. In July 2002 a letter agreement was reached and finalized in January 2003 to eliminate the monthly minimum fee, reducing the per-ticket processing fees charged retroactive to January 1, 2002. In December 2002, NTS recorded a $102,000 reduction in CGS in connection with the modified terms. NTS performs these services internally as of March 31, 2003. Additionally, in the quarter ended September 30, 2002, NTS reclassified customer-related telecommunications expenses from various operating expenses to CGS, effective October 1, 2001.

Engineering Services

Costs related to engineering services totaled $2,070,000 in 2002, as compared with $509,000 in 2001. The increase reflects the addition of NTS engineering expenses effective with the merger completed September 12, 2001.

Research and Development

Research and development expenses totaled $1,604,000 in the year ended December 31, 2002 as compared with $1,623,000 in the prior year. The increase in such costs reflects the net increased investment in the NTS products included in the consolidated expenses after the merger completed on September 12, 2001, offset by the transfer of PRISM research and development activity to ACI and ReD during early 2001.

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

Restructuring Costs

In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. A settlement was reached in 2002 in connection with the Providence office lease and in 2003 in connection with the San Diego office.

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

Goodwill Impairment Loss

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company will test goodwill for impairment on an annual basis, or whenever indicators of impairment are identified. The Company completed the transitional impairment test of goodwill during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

Based on the decline of the Company's stock price during the second and third quarters of 2002, however, the fair value was recomputed using the quoted quarter-end stock prices. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective 2002 quarters. The Company continues to monitor goodwill for potential impairment.

Gain on Royalty Assignment

On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under the license agreement between the Company and ACI ("ACI License"). CLA is owned and controlled by Alan M. Wiener, Alvin J. Siteman and Robert M. Carroll, former directors and shareholders of the Company. The MOU also provided a schedule for advances by CLA to provide interim financing to the Company during the period prior to the closing. Upon closing on September 30, 2002, CLA paid the Company $3.1 million in cash (less advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

After offsetting $860,000 of ACI unbilled contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.

Other Expense
-------------

For 2002, net other expense was $319,000 as compared with net other expense of $187,000 in the year-earlier period. In 2002, other expense included interest expense of $217,000 as compared to $65,000 in 2001, and both years included $106,000 of amortization expense related to the assigned value of warrants outstanding and being amortized over their remaining life. Interest expense was higher in 2002 in comparison to 2001 as 2001 only included three and one-half months of NTS interest expense.

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

Net Loss
--------

During 2002, the Company experienced a loss of $12,634,000, as compared with a loss of $1,565,000 in the prior year. For the year ended December 31, 2002, loss per share was $2.50 per share, as compared with a loss per share of $0.54 in the corresponding period of the prior fiscal year. For the year ended December 31,

2002, there was outstanding a weighted average of 5,047,611 shares (post reverse split), as compared to 2,881,877 shares in the year-earlier period.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk.
         ---------------------------------------------------------

The Company has long term obligations, however the interest rate is fixed. The Company also has a convertible note payable at prime plus 1.25% through its January 2006 maturity. The Company does not hedge against this exposure. Management assesses their exposure to these risks as immaterial.

ITEM 8. Financial Statements and Supplementary Data.
        -------------------------------------------

See annexed financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ------------------------------------------------------------------

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

On January 2, 2003, the Company's Audit Committee of the Board of Directors engaged the independent accounting firm, Carlin, Charron & Rosen LLP, 50 Exchange Terrace, Providence, Rhode Island 02903, a member of the Securities and Exchange Commission practice section of the AICPA, to audit the fiscal year ended December 31, 2002. During the fiscal year ended December 31, 2002 or any subsequent interim period prior to engaging Carlin, Charron & Rosen LLP, the Company did not consult Carlin, Charron & Rosen LLP regarding the application of accounting principles to a specific transaction or with respect to the type of audit opinion that might be rendered on the Company's financial statements or any matter to be disclosed pursuant to paragraph (a)(2) of Item 304 of Regulations S-K.

ITEM 9A. Controls and Procedures.
         -----------------------

Nestor, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                                                         PART II


ITEM 8.





                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------




                                    FORM 10-K
                                    ---------




                                December 31, 2003
                                -----------------

                                  NESTOR, INC.
                                  ------------

                                    CONTENTS
                                    --------







                                                                     Page No.
                                                                     --------

Independent Auditors' Reports                                         27

Consolidated Balance Sheets -
 December 31, 2003 and 2002                                           29

Consolidated Statements of Operations -
 For the Years Ended December 31, 2003, 2002 and 2001                 30

Consolidated Statements of Stockholders' Equity -
 For the Years Ended December 31, 2003, 2002 and 2001                 31

Consolidated Statements of Cash Flows -
 For the Years Ended December 31, 2003, 2002 and 2001                 32

Notes to Consolidated Financial Statements                            33

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
   of Nestor, Inc.
East Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 /s/Carlin, Charron & Rosen, LLP


Providence, Rhode Island
March 16, 2004

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
   of Nestor, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule listed for the year ended December 31, 2001 in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Nestor, Inc.'s operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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




                                                            /s/Ernst & Young LLP


Providence, Rhode Island
February 26, 2002



                                                    NESTOR, INC.
                                            Consolidated Balance Sheets
                                            ---------------------------
                                                                                           DECEMBER 31,
                      ASSETS                                                         2003                2002
                                                                                     ----                ----
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   5,410,123      $     308,894
    Accounts receivable, net of allowance for doubtful accounts                       521,872            141,263
    Unbilled contract revenue                                                         158,952            122,684
    Inventory                                                                         442,298            281,108
    Other current assets                                                               75,791             60,963
                                                                                -------------      -------------
      Total current assets                                                          6,609,036            914,912

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                       3,514,908          1,936,783
    Property and equipment, net of accumulated depreciation                           385,165            486,740
    Goodwill                                                                        5,580,684          5,580,684
    Patent development costs, net of accumulated amortization                         175,216            153,275
    Other long term assets                                                             34,425            128,570
                                                                                -------------      -------------

TOTAL ASSETS                                                                    $  16,299,434      $   9,200,964
                                                                                =============      =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable                                                                $     884,750      $         ---
    Accounts payable                                                                  468,289            616,878
    Accrued employee compensation                                                     386,652            354,269
    Accrued liabilities                                                               765,676            795,749
    Leases payable                                                                    662,541            354,286
    Restructuring reserve                                                             146,897            365,939
                                                                                -------------      -------------
      Total current liabilities                                                     3,314,805          2,487,121

NONCURRENT LIABILITIES:
    Long term note payable                                                          1,030,000                ---
    Long term leases payable                                                        2,292,384          2,849,126
                                                                                -------------      -------------
      Total liabilities                                                             6,637,189          5,336,247
                                                                                -------------      -------------

    Commitments and contingencies                                                         ---                ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 190,000 shares at
      December 31, 2003 and 235,000 shares at December 31, 2002                       190,000            235,000
    Common stock, $.01 par value, authorized 20,000,000 shares;
      issued and outstanding:   13,997,238 shares at December 31, 2003
      and 5,024,111  shares at December 31, 2002                                      139,972             50,241
    Warrants                                                                        1,377,251          1,072,825
    Additional paid-in capital                                                     49,230,803         45,227,851
    Stock pending issuance                                                          6,335,877                ---
    Accumulated deficit                                                           (47,611,658)       (42,721,200)
                                                                                -------------      -------------
      Total stockholders' equity                                                    9,662,245          3,864,717
                                                                                -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  16,299,434      $   9,200,964
                                                                                =============      =============


See Independent Auditors' Reports and Notes to the Financial Statements.




                                                               NESTOR, INC.
                                                  Consolidated Statements of Operations
                                                  -------------------------------------


                                                                          YEARS ENDED DECEMBER 31,
                                                                 2003                2002               2001
                                                            -------------------------------------------------------
Revenue:
     Product royalties                                      $      28,555       $     664,401      $   2,996,550
     Product sales, lease and service fees                      2,676,979           1,457,173            524,374
                                                            -------------       -------------      -------------

         Total revenue                                          2,705,534           2,121,574          3,520,924
                                                            -------------       -------------      -------------

Operating expenses:
     Cost of goods sold                                         1,791,203           1,475,945            692,418
     Engineering and operations                                 2,578,056           2,070,476            508,955
     Research and development                                     121,350           1,604,159          1,623,182
     Selling and marketing                                        354,847             607,901            779,389
     General and administrative                                 2,121,123           1,453,342          1,214,125
     Restructuring costs                                              ---             742,705                ---
     Capitalized system costs impairment                              ---             794,281                ---
     Goodwill impairment loss                                         ---           8,500,000                ---
                                                            -------------       -------------      -------------
         Total operating expenses                               6,966,579          17,248,809          4,818,069
                                                            -------------       -------------      -------------


Loss from operations                                           (4,261,045)        (15,127,235)        (1,297,145)

Contract termination reserve                                     (125,000)                ---                ---
Gain on royalty assignment                                            ---           2,811,590                ---
Other expense - net                                              (504,413)           (318,618)          (186,809)
                                                            -------------       -------------      -------------

Loss before investment loss                                    (4,890,458)        (12,634,263)        (1,483,954)

Loss from investment in affiliate                                     ---                 ---            (81,100)
                                                            -------------       -------------      --------------

Net loss                                                    $  (4,890,458)      $ (12,634,263)     $  (1,565,054)
                                                            =============       =============      =============


Loss Per Share:

Loss per share, basic and diluted                           $       (0.38)      $       (2.50)     $       (0.54)
                                                            =============       =============      =============

Shares used in computing loss per share:
     Basic and diluted                                         12,964,498           5,047,611          2,881,877
                                                            =============       =============      =============


See Independent Auditors' Reports and Notes to the Financial Statements.


                                                                  Nestor, Inc.
                                                Consolidated Statements of Stockholders' Equity

                                              For the Years Ended December 31, 2003, 2002 and 2001




                     Preferred Stock         Common Stock                     Additional        Stock
                   ------------------     --------------------                 Paid in         Pending      Accumulated
                   Shares     Amount      Shares        Amount     Warrants     Capital        Issuance       Deficit        Total
                   ------     ------      ------        ------     --------     -------       ---------      ---------       -----




Balance at
Dec. 31, 2000      235,000   $235,000    1,768,845   $ 17,688    $ 843,434   $27,593,325    $      ---   $(28,521,883)  $   167,564

Issuance of
 Common Stock          ---        ---    3,233,856     32,339          ---    17,490,520           ---            ---    17,522,859
Accretion value
 of warrants           ---        ---          ---        ---      106,484           ---           ---            ---       106,484
Variable
 warrants              ---        ---          ---        ---    1,662,450    (1,662,450)          ---            ---           ---
Options
 exercised             ---        ---       21,410        214          ---       160,430           ---            ---       160,644
Loss for the
 year ended
 Dec. 31, 2001         ---        ---          ---        ---          ---           ---           ---     (1,565,054)   (1,565,054)
                  --------   --------   ----------   ---------  ----------   -----------    ----------   ------------   -----------
Balance at
 Dec. 31, 2001     235,000   $235,000    5,024,111   $ 50,241   $2,612,368   $43,581,825           ---   $(30,086,937)  $16,392,497


Accretion value
 of warrants           ---        ---          ---        ---      106,483           ---           ---            ---       106,483
Variable
 warrants              ---        ---          ---        ---   (1,646,026)    1,646,026           ---            ---           ---
Loss for the
 year ended
 Dec. 31, 2002         ---        ---          ---        ---          ---           ---           ---    (12,634,263)  (12,634,263)
                  --------   --------   ----------   ---------   ----------  -----------    ----------   ------------   -----------
Balance at
 Dec. 31, 2002     235,000   $235,000    5,024,111   $ 50,241   $1,072,825   $45,227,851           ---   $(42,721,200)  $ 3,864,717



Issuance of
 Common Stock          ---        ---    8,968,627     89,686          ---     3,997,561           ---            ---     4,087,247
Conversion
 of Preferred
 Stock to
 Common Stock      (45,000)   (45,000)       4,500         45          ---        44,955           ---            ---           ---
Stock issuance
 outstanding           ---        ---          ---        ---          ---           ---     6,335,877            ---     6,335,877
Issuance of
 warrants              ---        ---          ---        ---          ---       158,378           ---            ---       158,378
Accretion value
 of warrants           ---        ---          ---        ---      106,484           ---           ---            ---       106,484
Variable
 warrants              ---        ---          ---        ---      197,942      (197,942)          ---            ---           ---
Loss for the
 year ended
 Dec. 31, 2003         ---        ---          ---        ---          ---           ---           ---     (4,890,458)   (4,890,458)
                  --------   --------   ----------   ---------   ----------  -----------    ----------   ------------   -----------
Balance at
 Dec. 31, 2003     190,000   $190,000   13,997,238   $139,972   $1,377,251   $49,230,803    $6,335,877   $(47,611,658)  $ 9,662,245
                  ========   ========   ==========   ========   ==========   ===========    ==========   ============   ===========






      See Independent Auditors' Reports and Notes to the Financial Statements.



                                                                NESTOR, INC.
                                                   Consolidated Statements of Cash Flows
                                                   -------------------------------------

                                                                             YEARS ENDED DECEMBER 31,
                                                                    2003               2002                2001
                                                              -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (4,890,458)      $ (12,634,263)     $  (1,565,054)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Depreciation and amortization                             1,012,123             601,938            239,178
      Loss on disposal of fixed assets                              5,291              17,402             66,666
      Loss from investment in affiliate                               ---                 ---             81,100
      Goodwill impairment loss                                        ---           8,500,000                ---
      Capitalized system costs impairment                             ---             794,281                ---
      Gain on royalty assignment                                      ---          (2,811,590)               ---
      Expenses charged to operations relating to
       options, warrants and capital transactions                 264,862             106,483            106,484
      Increase (decrease) in cash arising from
       changes in assets and liabilities:
        Restricted cash                                               ---             943,926           (943,926)
        Accounts receivable - net                                (380,609)             16,943            702,114
        Unbilled contract revenue                                 (36,268)             32,841            384,068
        Inventory                                                (178,210)             46,447            126,801
        Other assets                                               83,041             108,740             55,208
        Accounts payable and accrued expenses                    (117,129)           (257,207)          (277,278)
        Deferred income                                               ---            (270,904)          (610,703)
        Restructuring reserve                                    (219,042)            365,939                ---
                                                            -------------       -------------      -------------

        Net cash used by operating activities                  (4,456,399)         (4,439,024)        (1,635,342)
                                                            -------------       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments from (advances to) affiliate - net                         ---                 ---            322,952
  Cash of acquired affiliate                                          ---                 ---            361,804
  Acquisition costs                                                   ---                 ---           (555,269)
  Proceeds from royalty assignment - net                              ---           3,040,100                ---
  Investment in capitalized systems                            (2,341,114)         (1,016,985)          (454,778)
  Purchase of property and equipment                              (86,145)            (47,849)           (90,052)
  Proceeds from sale of property and equipment                        ---              11,600                ---
  Patent development costs                                        (31,196)            (21,818)           (60,335)
                                                            -------------       -------------      -------------

        Net cash provided (used) by investing activities       (2,458,455)          1,965,048           (475,678)
                                                            -------------       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of obligations under capital leases                  (292,641)            (42,647)           (17,124)
  Proceeds from notes payable                                   4,000,000                 ---                ---
  Repayment of line of credit                                         ---                 ---           (419,769)
  Proceeds from leases payable                                        ---             530,530            742,742
  Proceeds from issuance of common stock - net                  4,001,997                 ---          3,950,123
  Proceeds from stock pending issuance                          4,306,727                 ---                ---
                                                            -------------       -------------      -------------

        Net cash provided by financing activities              12,016,083             487,883          4,255,972
                                                            -------------       -------------      -------------

Net change in cash and cash equivalents                         5,101,229          (1,986,093)         2,144,952
Cash and cash equivalents - beginning of year                     308,894           2,294,987            150,035
                                                            -------------       -------------      -------------

Cash and cash equivalents - end of year                     $   5,410,123       $     308,894      $   2,294,987
                                                            =============       =============      =============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                             $     361,730       $      89,431      $     112,016
                                                            =============       =============      =============

  Income taxes paid                                         $         ---       $         ---                ---
                                                            =============       =============      =============


Significant non-cash transactions are described in Notes 9, 10, 13, 16 and 21.
See Independent Auditors' Reports and Notes to the Financial Statements.


                                  NESTOR, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF OPERATIONS

          A.   Organization
               Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with the financing discussed in Note 6. All intercompany transactions and balances have been eliminated. The Company's principal office is located in East Providence, RI.

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

          B.   Liquidity and management's plans
               The Company has incurred significant losses to date and at December 31, 2003 has an accumulated deficit. The 2003 consolidated financial statements do not include any adjustments that might result should the Company not be able to continue as a going concern. In previous years similar conditions led the Company's auditors to modify their opinions to address going concern uncertainties. Management believes that with the significant financing obtained in 2003, the Company's strong liquidity at December 31, 2003 and its current contracts with municipalities, the Company will be able to continue the development and upgrading of its products and sustain operations through the end of 2004. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, or that the Company's product development and marketing efforts will be successful.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          A.   Cash equivalents
               The  Company   considers  all  highly  liquid  debt   instruments
               purchased with an original maturity of 90 days or less to be cash equivalents.

          B.   Accounts receivable
               Accounts receivable represent balances due from customers, net of an $84,213 reserve for doubtful accounts at December 31, 2003. The Company considered accounts receivable at December 31, 2002 to be fully collectible, and accordingly, no allowance for doubtful accounts was necessary. In determining the need for an allowance, objective evidence that a single receivable is uncollectible as well as an historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collected is considered at each balance sheet date.

          C.   Unbilled contract revenue
               Unbilled contract revenue represents revenue earned by the Company in advance of being billable under customer contract terms. Under the terms of some current contracts, the Company cannot bill the municipality until the court has collected the citation fine. Management records unbilled contract revenue in these situations at a net amount, based upon a historical pattern of collections by the courts for the municipalities. The pattern of collections on these citations is continually reviewed and updated by management.

          D.   Inventory
               Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis and consists mostly of equipment to be installed as capitalized system costs.

          E.   Property and equipment & depreciation and amortization
               Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method at rates sufficient to write off the cost of the assets over their estimated useful lives.

          F.   Goodwill
               Goodwill represents the excess of cost over the fair value of net assets acquired. Statement of Financial Accounting Standards
               (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is reviewed for impairment using the Company's quoted stock price as a measurement of the Company's fair value of assets, including goodwill, and liabilities. Any resulting goodwill impairment will be charged to operations.

          G.   Product and patent development costs
               The costs of development of the Company's software - which consist primarily of labor and outside consulting and are an inherent cost of the Company's business - and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product. The Company currently has no costs eligible for capitalization under the American Institute of Certified Public Accountants Statement of Position 98-1.

               Patent-development costs are expensed or capitalized, as appropriate. Amortization of capitalized costs is on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

          H.   Revenue recognition Nestor Traffic Systems, Inc.:
               Revenue is derived mainly from the lease of products which incorporate NTS's software and the delivery of services based upon such products. Lease and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment (either under sales or operating lease agreements), postcontract customer support
               (PCS) and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

               Nestor, Inc.:
               During 2001, revenue was derived from software licenses (Initial License Fees), user fees (Monthly License Fees), PCS and engineering services. In software arrangements that included multiple elements, the Company allocated the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence as per AICPA Statement of Position 97-2 - Software Revenue Recognition.

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

               Both companies above:
               Postcontract Customer Support - PCS includes maintenance agreements. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided or upon issuance of related tickets if a component of ticket fees.

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

          I.   Shipping and handling costs
               Shipping and handling costs are capitalized if part of a leased system or included in engineering services expense.

          J.   Research and development
               Research and development in 2002 and 2003 represents costs associated with the NTS product line and consists principally of payroll and related costs, facilities costs and the cost of prototype components.

          K.   Income taxes
               The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the deferred tax asset as of December 31, 2003 and 2002, which is fully reserved, is net operating loss carry forwards.

               Although the Company reports consolidated results and balances for financial reporting purposes, the individual companies file separate tax returns. Due to operating losses throughout the reporting periods, no provision for income tax was made in 2003, 2002 or 2001.

          L.   Earnings (loss) per share and common stock
               The Company  reports  its  earnings  (loss) per share  ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed giving effect to common stock equivalents and other dilutive securities, unless the computation results in anti-dilution. Diluted per share computations are not presented since the effect would be anti-dilutive.

               Common stock and loss per share as previously reported have been adjusted to a post-reverse split basis.

          M.   Reclassification
               Certain operating expenses reported at December 31, 2001 have been reclassified to conform to the December 31, 2002 presentation. These reclassifications had no effect on 2001 net loss as previously reported.

          N.   Estimates
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          O.   Concentrations of credit risk
               The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC limit. However, senior management continually reviews the financial stability of these financial institutions. The Company routinely assesses the financial strength of its customers, most of which are municipalities, and, as a result, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

          P.   Accounts payable
               Included in accounts payable is a $221,000 note payable to a vendor with a balance of $75,604 at December 31, 2003. The note bears interest at 8% and monthly principal and interest payments of $19,218 are due through April 2004.

          Q.   Stock option plans
               The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing model, and the calculated option value is recorded as an expense in the financial statements.

               For purposes of providing pro forma disclosures for employee grants, the fair value for options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:


                                         2003             2002           2001
                                         ----             ----           ----

Expected life (years)                        8                8               8
Average risk-free interest rate        1.6-6.8%      2.6 to 6.8%     4.2 to 6.8%
Volatility                               117.4%           109.8%          105.9%
Dividend yield                               0%               0%              0%



               The weighted-average fair value of options granted during 2003, 2002 and 2001 was $2.55, $1.80 and $5.10, respectively. The
               Company recognizes forfeitures as they occur.

               Had the Company determined compensation expense for the Plan in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been:


                                                 Years Ended December 31,
                                   ---------------------------------------------
                                         2003             2002           2001
                                         ----             ----           ----

Net loss - reported                $(4,890,458)    $(12,634,263)    $(1,565,054)
Add (Deduct):  total stock-based
  compensation expense
  determined under fair-value
  based method for all awards,
  net of related tax effects       $   149,965     $    (22,464)    $   (23,679)
Pro Forma - net loss               $(4,740,493)    $(12,656,727)    $(1,588,733)
Pro forma net loss per share -
  basic and diluted                $     (0.37)    $      (2.51)    $     (0.55)



               For the purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures of future years.



NOTE 3 -  CAPITALIZED SYSTEM COSTS:
          Equipment, installation and in some cases interest costs related to operating lease contracts are capitalized and, after acceptance by the municipality (customer), are depreciated generally over a three to five year estimated useful life. Revenues realized from these agreements, generally in the form of per-citation fees, are expected to be adequate to cover the capitalized and future costs related to these agreements. Most leases contain minimum payment requirements, which currently aggregate to $2,746,512 in 2004, $2,528,824 in 2005,
          $1,918,527  in 2006,  $1,235,568  in 2007 and  $902,917  in 2008,  but
          management expects that these annual amounts could increase and extend to future years as additional intersections are installed. A substantial portion of this equipment is collateral for the Company's leases payable (see Note 7).

                                                              December 31,
                                                              ------------
                                                         2003            2002
                                                         ----            ----
            Equipment under operating leases:
                  Work-in-process                   $  248,693      $   381,030
                  Installed and accepted             4,358,062        1,884,611
                                                   -----------      -----------
                                                     4,606,755        2,265,641

            Less: Accumulated depreciation          (1,091,847)        (328,858)
                                                   -----------      -----------

            Net investment in leased equipment      $3,514,908      $ 1,936,783
                                                   ===========      ===========

NOTE 4 -  PROPERTY AND EQUIPMENT - NET:

                                                              December 31,
                                                              ------------
                                                         2003            2002
                                                         ----            ----
            Office furniture and equipment          $   140,475     $   140,475
            Computer equipment                        1,747,454       1,607,256
            Demonstration equipment                       7,726         125,562
            Leasehold improvements                      231,915         227,872
                                                    -----------     -----------
                                                      2,127,570       2,101,165
            Less:  Accumulated depreciation          (1,742,405)     (1,614,425)
                                                    -----------     -----------
                                                    $   385,165     $   486,740
                                                    ===========     ===========

          Depreciation and amortization expense of $239,878 and $235,361 on the above assets was recorded for the years ended December 31, 2003 and 2002, respectively.

          In 2003, the Company disposed of $117,189 of demonstration equipment. Additionally, in 2003 equipment with a cost of $17,020 was transferred to inventory at net book value. In 2002, the Company sold or disposed of $56,877 in office furniture and equipment, $13,194 of computer equipment and $2,442 of leasehold improvements. The loss on disposal is included in Other expense - net.


NOTE 5 -  GOODWILL AND OTHER TANGIBLE ASSETS:
          On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, the Company will test goodwill for impairment on an annual basis, or whenever indicators of impairment are identified. The Company completed the transitional impairment test of goodwill during the quarter ended June 30, 2002 and concluded that no impairment existed on January 1, 2002, when the standard was adopted. Management considers the Company's quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

          Based on the decline of the Company's stock price during the second and third quarters of 2002, however, the fair value was recomputed using the quoted quarter-end stock prices. Such computations resulted in goodwill impairment charges of $3,000,000 and $5,500,000 recorded as operating expenses during the respective 2002 quarters. The Company continues to monitor goodwill for potential impairment.

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


NOTE 6 -  NOTES PAYABLE:
          First Laurus Convertible Note:
          On July 31, 2003, the Company entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Convertible Note ("Note") in the principal amount of $2,000,000 that bore interest at the prime rate plus 1.25% (subject to a floor of 5.25%) and matured on July 31, 2005. The initial principal payment of $20,000 was due in December 2003 and increased over the term of the loan such that aggregate principal payments totaled $950,000 in 2004 and $1,030,000 in 2005. The Note allowed repayment, at the Company's option, in cash or, subject to certain limitations, through the issuance of shares of the Company's common stock at the fixed conversion price of $1.55 per share if the then current market price was above 120% of the fixed conversion price. Laurus also had a conversion right at any time or from time to time at or prior to maturity, to convert the Note into shares of the Company's common stock at the fixed conversion price, subject to adjustments for shares of common stock issued for less than the fixed conversion price (unless exempted pursuant to the Agreement). The Company had the option of redeeming for cash any outstanding principal by paying 115% of such amount plus accrued but unpaid interest.

          During  November and December 2003,  Laurus  converted  $85,250 of the
          Note into 55,000 shares of Nestor common stock at $1.55 per share. On January 14, 2004, the Company satisfied its remaining payment obligations on the Note by issuing 492,904 shares of its common stock to Laurus at the fixed conversion price of $1.55 per share and redeeming the remaining $1,150,750 note balance by a "payment" of $1,340,972, which included accrued interest and a $172,613 prepayment penalty. This "payment" was netted against the proceeds from the Second Laurus Convertible Note (see below), resulting in $98,028 net cash proceeds to the Company.

          The Company filed a Registration Statement on Form S-2 on September 2, 2003 (SEC File No. 333-108432), registering the resale of shares issued to Laurus under that note, pursuant to a registration rights agreement. That registration became effective on November 26, 2003. The Company filed a post-effective amendment to that registration statement on January 30, 2004, which became effective on February 13, 2004. Laurus has agreed to limit the volume of its sales of the Company's common stock to a percentage of the total daily volume of open market sales of the Company's common stock on its principal trading market whenever the previous trading day's volume weighted average price for shares of the Company's common stock is between $2.00 and $5.00 per share (inclusive) until January 14, 2008. The percentage to which Laurus will limit its sales varies with the previous day's volume weighted average price. If the relevant price is $2.00 or more and less than $3.00, the limit is 15% of the daily volume on the day of the sale; if the relevant price is $3.00 or more and less than $4.00, 22% of the daily volume on the day of the sale; and if the relevant price is $4.00 or more and not greater than $5.00, 30% of the daily volume on the day of the sale. Laurus may seek, and the Company may give, its approval to exceed those volume limitations in negotiated transactions.

          The note was collateralized by a first lien on all available CrossingGuard, Inc. assets. Laurus has a general security interest in four customer contracts assigned by NTS to CrossingGuard, Inc. and NTS has pledged the common stock of CrossingGuard, Inc. In connection with financing, Laurus was paid a fee of $80,000, had certain of its expenses reimbursed and received a warrant to purchase 140,000 shares of the Company's common stock. The warrant exercise price is as follows: $1.78 per share for the purchase of up to 83,000 shares; $1.94 per share for the purchase of an additional 33,000 shares; and $2.25 per share for the purchase of an additional 24,000 shares. The warrant exercise price may be paid in cash, in shares of the Company's common stock (if the fair market value of a single share of common stock exceeds the value of the per share warrant exercise price), or by a combination of both. The warrant expiration date is July 31, 2008.

          Also in connection with financing, Management Services Group/Sage Investments, Inc. ("Sage") was paid a fee of $80,000 and will receive $4,444 per month for nine months for continuing consultation. Sage received warrants to purchase 14,000 shares of Company stock as follows: $1.78 per share for the purchase of up to 8,300 shares; $1.94 per share for the purchase of an additional 3,300 shares; and $2.25 per share for the purchase of an additional 2,400 shares. The warrant expiration date is July 31, 2008.

          The Black-Scholes values of the warrants issued in connection with this financing totaled $143,980 (Laurus) and $14,398 (Sage) and were recorded as additional paid-in capital. The Laurus warrant value was recorded as a discount on the note payable. During the quarter ended September 30, 2003, the Company amortized $11,998 of the discount as interest expense. As the Note was satisfied on January 14, 2004, the remaining unamortized discount of $113,984, deferred interest of $55,148 and deferred financing fees of $131,228 had negligible continuing value and were consequently written off to interest expense

          (discount and deferred interest) and financing fees, respectively, at December 31, 2003. The warrants have not been exercised as of December 31, 2003.

          Second Laurus Convertible Note:
          On January 14, 2004, the Company also entered into a securities purchase agreement with Laurus. Pursuant to that agreement, the Company issued to Laurus a new convertible note in the principal amount of $1,500,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25% per year) and matures on January 14, 2006. Principal repayments commence May 2004 with $375,000 due in 2004, $1,012,500 due in 2005 and $112,500 due in 2006. The net
          proceeds from the new note will be used for the construction, installation, and maintenance of traffic surveillance systems and for other general corporate purposes. The new note may be repaid at the Company's option, in cash or, subject to limitations, through the issuance of shares of its common stock. The Company has an option to pay the monthly amortized amount in shares of its common stock at the fixed conversion price of $3.50 per share if the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is 120% above the fixed conversion price. The Company agreed to file a registration statement with the Commission to register the public resale by Laurus of the common stock to be issued upon conversion of the note and to pay Laurus damages if that registration statement is not declared effective by the Commission by July 30, 2004. The note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the new note will be convertible into shares of the Company's common stock at the fixed conversion price, subject to adjustments for stock splits, combinations, and dividends. In conjunction with this transaction, Sage is entitled to a fee of $60,000 and an affiliate of Laurus received a management fee of $45,000 and reimbursement of certain expenses. The first lien, security interest and pledge of CrossingGuard, Inc. stock from the first Laurus Note continued to this second note.

          Silver Star Convertible Note:
          On October 15, 2003, the Company sold a $2,000,000 convertible note ("Silver Star Note") to Silver Star Partners I, LLC ("Silver Star"). The Silver Star Note was due on January 15, 2004 and bore interest at the rate of 7% per year. The Company's obligations under the note could, at the Company's option, be satisfied, in whole or part, by issuing shares of the Company's common stock to Silver Star at a conversion price equal to the gross price from the first offering of a similar number of such shares made after October 15, 2003.

          On December 31, 2003, the Company exercised its option to satisfy the Silver Star note and accrued interest by issuing 676,384 shares of Nestor common stock at $3.00 per share. See Common and Preferred Stock footnote also.

          Silver Star has the right to require the Company to register with the SEC Silver Star's resale of all shares of common stock that it owns as soon as practicable after Silver Star requests that registration. The Company is obligated to pay all expenses associated with that registration. The Company has other obligations in connection with that registration, including causing the registration statement filed to remain continuously effective until the distribution of shares covered by the registration statement is complete and indemnifying Silver Star from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration. Danzell Investment Management, Ltd. received a 3% finders fee from the Company in connection with the Silver Star Note.

          William B. Danzell is the Chief Executive Officer of Nestor, Inc., the President of Danzell Investment Management, Ltd. and the Managing Director of Silver Star Partners I, LLC. Robert M. Krasne, David N. Jordan and George L. Ball, each a director of Nestor, are each also affiliates of Silver Star Partners I, LLC. Stephen H. Marbut, a former director of Nestor, is also an affiliate of Silver Star Partners I, LLC. The sale of the note by Nestor to Silver Star Partners I, LLC and the satisfaction of our obligations under it by issuing common stock were approved by the directors of Nestor not affiliated with Silver Star Partners I, LLC.

NOTE 7 -  LEASES PAYABLE:
          On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"), whereby EDS provided lease financing to support installation of the NTS CrossingGuard product to municipalities under leasing terms. NTS received $3,183,180 in advances, drawn at $53,053 per approach contracted to fund system equipment, design and installation costs. Advances were collateralized by equipment delivered under leased CrossingGuard systems and were being repaid interest (20%) only for the first 6 months and principal and interest over the next 60 months from each advance date.

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

          During 2003, the Company recorded $163,961 of EDS interest expense. In 2002 and 2001, the Company recorded $303,481 and $174,218 of EDS interest costs; $100,559 and $105,193 of which were capitalized as capitalized systems costs and $202,922 and $49,788 were expensed directly, respectively. In addition, $19,237 of EDS interest in 2001 was expensed by NTS pre-merger.

          On January 26, 2004, the Company satisfied its remaining obligations to EDS by making a payment of $2,178,764. This transaction resulted in the Company recording a gain on early extinguishment of debt of $680,737 in January 2004.


NOTE 8 -  RESTRUCTURING:
          In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs (which are separately disclosed in the Statement of Operations) of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. A settlement was reached in 2002 in connection with the Providence office lease and in 2003 in connection with the San Diego lease. After offsetting security and inventory deposits against restructuring costs and paying $142,000 and $119,000 in severance benefits, $15,000 and $89,000 in lease settlement costs and $62,000 and zero purchase commitment costs in 2003 and 2002, respectively, $147,000 remains outstanding on the balance sheet as a restructuring reserve at December 31, 2003.

NOTE 9 -  COMMON AND PREFERRED STOCK:

          Private Placement and Silver Star Note Conversion: The Company sold 2,843,000 shares of its common stock to accredited investors in private placements conducted during December 2003 (1,596,560 shares), and January 2004. The shares were sold at $3.00 per share, with net proceeds to Nestor, excluding expenses of the offering, of $2.76 per share totaling $7,846,680. The Company has continuing obligations in connection with the registration of the resale of the shares offered, including causing the registration statement filed to remain continuously effective for two years or, if earlier, until the sale of shares covered by the registration statement is complete and indemnifying the holders from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration.

          On December 31, 2003, after the initial closing of the private placement above, the Company exercised its right to convert the Silver Star Note and accrued interest (see Note 6 also) by issuing 676,384 shares of Nestor common stock at $3.00 per share.

          Although the proceeds from the initial closing above were received in December 2003 and the Silver Star note conversion was effective December 31, 2003, the associated stock certificates were not issued until January 2004. As such, these 2,272,944 shares are classified as "Stock Pending Issuance" on the balance sheet at December 31, 2003.

          Laurus Note Conversion:
          As more fully described in Note 6, Laurus elected to convert $85,250 of their first note into 55,000 shares of Nestor common stock in 2003. In January 2004, Laurus further converted $764,000 of the note into 492,904 shares of Nestor common stock. Both conversions were priced at $1.55 per share.

          Silver Star Equity Financing:
          In a first closing on January 15, 2003, Silver Star purchased 49 million shares of Nestor common stock (pre-reverse stock split) for
          $2,376,500 and on April 16, 2003, completed a second closing, purchasing an additional 4,013,557 shares (post-reverse stock split) for $1,946,575. Danzell Investment Management, Ltd., in which William
          B. Danzell, the Managing Director of Silver Star, serves as president, has provided investment-related services (including consulting services) to the Company and has received a fee for services rendered in an amount equal to 3% of the cash proceeds generated by the Company in connection with the financing transactions with Silver Star. Upon completion of the second closing, Silver Star owned 64% of the issued and outstanding shares of Company common stock (63.7% at December 31, 2003). See Form 8-K dated April 9, 2003 for further information.

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

          Stock Issued in Connection with NTS Merger:
          In September 2001, the Company completed a merger with NTS (Note 16), which resulted in the issuance of 32,338,558 shares of Nestor, Inc. common stock.

          Preferred Stock:
          Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $190,000 at December 31, 2003 and $235,000 at December 31, 2002.

NOTE 10 - OPTIONS AND WARRANTS:
          On April 1, 1984, the Company adopted an Incentive Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. The Company's Stock Option Plan has authorized the grant of options to employees for up to 245,000 shares (post-reverse split) of the Company's common stock. Options generally vest over three years and are exercisable for five years from the date of grant. The options are not transferable except by will or domestic relations order.

          On May 6, 1997, the Company adopted the 1997 Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. In June 2001, the 1997 Stock Option Plan was amended to increase the aggregate number of options authorized to 500,000 shares (post-reverse split) of the Company's common stock. Options vest over four years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire eight years from the date of grant. The options are not transferable except by will or domestic relations order.

          The following table presents the activity of the Company's Stock Option Plans for the years ended December 31, 2003, 2002 and 2001 on post-reverse split basis. The number of options granted and outstanding in 2001 rose significantly due to the conversion of 302,800 NTS stock options into 277,500 Nestor, Inc. stock options priced at $5.50. The number of options canceled in 2002 included unexercised options previously held by employees who were terminated in connection with the Company's restructuring. In 2003, options granted were to directors of the Company; many of which were canceled later in 2003 due to changes in the Board.



                                      Years Ended December 31,
                     -----------------------------------------------------------
                            2003                 2002                2001
                            ----                 ----                ----

                              Weighted             Weighted             Weighted
                               Av. Ex.              Av. Ex.              Av. Ex.
                     Shares     Price     Shares     Price     Shares     Price
                     ----------------     ----------------     ----------------


Outstanding
  beginning of
  year               324,199    $6.50     395,121    $7.10     110,482    $12.80
Granted              176,250     3.34      36,800     2.00     344,584      5.90
Exercised                ---      ---         ---      ---      17,413      7.00
Canceled             188,052     4.85     107,722     7.10      42,532     12.30
                     -------              -------              -------
Outstanding-
  end of year        312,397    $5.75     324,199    $6.50     395,121    $ 7.10
                     =======              =======              =======

Options
  exercisable
  at year end        233,970    $6.80     224,730    $7.30     214,863    $ 8.20
                     =======              =======              =======


          The  following  table  presents   weighted   average  price  and  life
          information about significant option groups outstanding at December 31, 2003.




                            Options Outstanding           Options Exercisable
                     -------------------------------   -------------------------
                                Weighted
                                 Average    Weighted                  Weighted
                   Number       Remaining    Average     Number       Averaged
   Range of      Outstanding   Contractual  Exercise   Exercisable   Exercisable
Exercise Prices  at 12/31/03  Life (Years)    Price    at 12/31/03      Price
---------------  -----------  ------------  --------   -----------   -----------



$ 1.00 - $ 1.90    74,300         3.73      $  1.45       17,321      $ 1.81
$ 5.50            126,485         3.51         5.50      120,802        5.50
$ 6.00 - $14.40    96,612         1.35         7.04       80,847        7.17
$15.00 - $28.90    15,000         1.12        20.97       15,000        2.60
                  -------         ----      -------       ------      ------
                  312,397         2.78      $  5.75      233,970      $ 6.80
                  =======         ====      =======      =======      ======


          The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. During 2001, the Company issued 398,071 warrants in connection with the NTS merger and converted a premerger NTS warrant to purchase 9,166 common shares (post-reverse split). Transaction Systems Architects, Inc.'s ("TSAI") warrant to purchase 250,000 common shares (post-reverse split) expired on March 1, 2002, triggering the concurrent expiration of 125,000 NTS merger warrants. During 2003, the Company issued 154,000 warrants in connection with the convertible note financing. The following table presents warrants outstanding after adjusting to a post-reverse split basis:

                                               Years Ended December 31,
                                           --------------------------------
                                              2003        2002        2001
                                              ----        ----        ----
              Eligible, end of year
                for exercise currently      660,936     532,141     907,141
                                           ========    ========    ========

              Warrants issued               154,000         ---     407,237
                Low exercise price         $   1.78    $    ---    $   0.10
                High exercise price        $   2.25    $    ---    $  12.80

          The warrants outstanding as of December 31, 2003 are currently exercisable and expire at various dates through July 31, 2008. outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $0.10 to $12.80 per share (post-reverse split). In 2003, the one-for-ten reverse split impacted both the number of warrants and warrant prices proportionately. The exercise price of warrants outstanding at December 31, 2002 was adjusted downward as a result of anti-dilution provisions of the warrants and the completion of the Silver Star Partners I, LLC investment.

          During the year ended June 30, 1996, the exercise price of 100,000 warrants issued in the prior year was reduced from $15.00 to $6.50 (post-reverse split). The maximum cumulative expense to be recorded by the Company upon exercise of these warrants will be $850,000. During the period ended December 31, 1996, the Company began recording, on a prorated basis, the maximum expense over the remaining life of the warrants. Accordingly, the Company recognized expenses totaling $106,000 in 2003, 2002 and 2001.


NOTE 11 - SEGMENT INFORMATION:
          A.   Description of reportable segments
               Effective with the September 2001 merger, the Company has two reportable segments: Nestor, Inc. and Nestor Traffic Systems, Inc.

               Nestor, Inc. produced and sold credit and debit card fraud detection products and database marketing products to financial institutions and processors of financial data until the Company entered into reseller license agreements with Applied
               Communications, Inc. on February 1, 2001 and with Retail Decisions, Inc. on May 18, 2001. In addition, all expenses associated with development, support and selling these products were transferred to these parties. Subsequent to the reseller agreements, Nestor, Inc. revenues were mainly royalties from these licenses until the Company assigned its royalty rights as of July 1, 2002. The NTS segment provides video-based monitoring systems and services for traffic safety, mainly to municipalities. Goodwill has been allocated to the NTS segment.

          B.   Measurement of segment profit or loss and segment assets
               The Company evaluates performance based on income or loss before investment income (loss). The accounting policies of the reportable segments are the same as those described elsewhere in these financial statements.

          C.   Segment income or loss and segment assets
               All  revenues  are  from   external   customers.   There  are  no
               intercompany sales.

                                              Nestor Traffic
                             Nestor, Inc.      Systems, Inc.           Totals
                             ------------     --------------           ------
YEAR ENDED
DECEMBER 31, 2003:
Revenues                     $   29,000        $  2,677,000        $  2,706,000
Segment net loss               (528,000)         (4,362,000)         (4,890,000)
Segment assets                5,702,000          10,597,000          16,299,000

YEAR ENDED
DECEMBER 31, 2002:
Revenues                     $  665,000        $  1,457,000        $  2,122,000
Segment net income (loss)     3,591,000         (16,225,000)        (12,634,000)
Segment assets                  598,000           8,603,000           9,201,000

YEAR ENDED
DECEMBER 31, 2001:
Revenues                     $3,073,000        $    448,000        $  3,521,000
Segment income (loss)         1,295,000          (2,779,000)         (1,484,000)
Segment assets                2,516,000          19,519,000          22,035,000


          D.   Geographic Information
               Revenues are attributed to countries based on the location of customers. All foreign revenues related to Nestor, Inc. All long-lived assets are located in the United States.



                                           Years Ended December 31,
                             ---------------------------------------------------
                                 2003               2002                2001
                                 ----               ----                ----

United States                $2,705,534        $  2,112,281        $  3,450,613
Japan                               ---                 ---              46,844
Canada                              ---               9,293              23,467
                             ----------        ------------        ------------

                             $2,705,534        $  2,121,574        $  3,520,924
                             ==========        ============        ============


          E.   Revenues from Major Customers


                                           Years Ended December 31,
                             ---------------------------------------------------
                                 2003               2002                2001
                                 ----               ----                ----

Customer A - Nestor, Inc.    $      ---        $    629,569        $  1,841,031
Customer B - Nestor, Inc.           ---                 ---             832,000
Customer C - NTS                406,670             266,751              34,925
Customer D - NTS                399,067                 ---                 ---
Customer E - NTS                348,143             150,331                 ---
Customer F - NTS                    ---             293,911             218,023
Customer G - Nestor, Inc.           ---                 ---             285,536

NOTE 12 - IMPAIRMENT CHARGE:
          During the quarter ended June 30, 2002, the Company determined that potential citation revenues from certain CrossingGuard installations in two cities would not exceed the cost of the underlying carrying value of the capitalized systems. These contracts were signed in the early stages of CrossingGuard development and the site selection procedures and contract terms have since been improved. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of

          Long-Lived Assets", the Company wrote off capitalized systems cost of $794,000 and recorded a corresponding impairment charge in operating expenses. Ongoing revenues from these installations are expected to offset future costs of system operations.

NOTE 13 - ROYALTY ASSIGNMENT:
          On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under the license agreement between Nestor, Inc. and ACI ("ACI License") (Note 21). CLA is owned and controlled by three former directors and shareholders of the Company. The MOU also provided a schedule for advances by CLA to provide interim financing to the Company during the period prior to the closing. Upon closing on September 30, 2002, CLA paid the Company $3.1 million in cash (less advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

          After offsetting $860,000 of ACI unbilled contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.


NOTE 14 - OTHER EXPENSE - NET:

          Other  expense  as  reflected  in  the   consolidated   statements  of
          operations consists of the following:

                                              Years Ended December 31,
                                    --------------------------------------------
                                      2003             2002             2001
                                      ----             ----             ----

Interest income                     $  13,438       $  11,229        $  51,695
Interest expense                     (470,206)       (217,023)         (65,355)
Expense relating to financing
  operations                         (106,484)       (106,483)        (106,483)
Other income                           64,130             ---              ---
Loss on disposal of fixed assets       (5,291)         (6,341)         (66,666)
                                    ----------       ---------       ---------
Other expense - net                 $(504,413)      $(318,618)       $(186,809)
                                    ==========      ==========       ==========

NOTE 15 - INCOME TAXES:
          During 2003 and 2002, the Company recorded deferred tax assets primarily for the benefit of net operating losses in the amount of $1,742,000 and $1,573,000, respectively. The cumulative amount of these assets, which is $16,514,000 and $14,772,000 at December 31, 2003 and 2002, respectively, is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.

          The Company has available at December 31, 2003, $41,142,000 and $26,700,000 of net operating loss carryforwards for federal and state purposes, respectively. Approximately $13,318,000 and $9,960,000 of these federal and state net operating loss carryforwards were acquired as part of the merger with NTS. These loss carryforwards may be applied against future taxable income and begin to expire in 2004.

          Pursuant to Section 382 of the Internal Revenue Code, annual use of the tax loss carryforwards may be limited if there is a change in ownership. This limitation applies to the losses incurred by Nestor, Inc., as well as to the losses incurred by NTS. The use of state net operating losses may be limited in the future due to the apportionment of net operating losses among different states and varying net operating loss utilization requirements by state. The Company has not determined the effect of these limitations.

NOTE 16 - NESTOR TRAFFIC SYSTEMS, INC.:
          In January 2001, an agreement in principle was reached to combine the Company and NTS, by merging NTS into a wholly-owned subsidiary of the Company, with Nestor, Inc. in effect, becoming the surviving entity. On August 6, 2001, the Company filed Form S-4/A with the Securities and Exchange Commission. The combination was approved by the shareholders of both companies in meetings held on September 12, 2001.

          On January 9, 2001, the Company and NTS entered into a secured note agreement with NTS Investors, LLC (an independent investment group ("Group")). The Group loaned NTS $4,000,000 as of February 1, 2001 with principal and interest at 8% due on December 31, 2001.

          Upon consummation of the combination contemplated above, the Group converted the note and accrued interest to equity and increased its total investment to $8,000,000 in exchange for 16,757,368 pre-reverse stock split shares (representing approximately 33.34%) of post-merger Nestor, Inc. common stock. Concurrently, NTS shareholders exchanged their NTS common shares held for Nestor, Inc. common stock and, in the aggregate, received 15,581,190 pre-reverse stock split shares representing approximately 31% of post-merger Nestor, Inc. common stock.

          In addition, the Group received a warrant right to acquire up to 2,980,712 additional shares of common stock exercisable at the same price at which currently outstanding warrants of Nestor, Inc. are exercisable, but only in the event the currently outstanding warrants are exercised, so as to maintain their initial ownership interest percentage. This warrant right decreased by 1,250,000 shares on March 1, 2002 with the expiration of TSAI's warrant on that date. In addition, the Group received a warrant to acquire 1,000,000 shares of the Company's common stock at $1.28 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding at closing. Such warrants are treated as variable and, accordingly, are revalued quarterly with offsetting adjustments to additional paid-in capital. All shares above are on a pre-reverse stock split basis.

          The following is a summary of the purchase price and allocation to the fair value of the assets acquired and liabilities assumed.

          Value of common stock issued to consummate the merger    $ 7,790,595
          Value of options issued as a result of the merger          1,621,395
          Value of warrants issued as a result of the merger            43,994
          Acquisition costs                                            622,144
                                                                   -----------
          Total purchase price                                      10,078,128
          Plus net NTS liabilities assumed by Nestor, Inc.           4,002,556
                                                                   -----------
          Goodwill                                                 $14,080,684
                                                                   ===========

          Fair values of assets acquired and liabilities assumed:

          Cash and cash equivalents                                $   361,804
          Accounts receivable                                          166,765
          Inventory                                                    501,899
          Fixed assets - net                                         2,240,614
          Other assets                                                 281,540
          Note payable                                              (4,000,000)
          Accounts payable and accrued expenses                     (1,519,444)
          Other current liabilities                                   (286,710)
          Long term leases payable                                  (1,749,024)
                                                                  ------------
          Net liabilities assumed                                  $(4,002,556)
                                                                   ===========

          The following table presents the consolidated results of operations for the year ended December 31, 2001 on an unaudited pro forma basis as if the merger took place at the beginning of the period presented.

           Revenues                                                $ 4,435,000
           Net loss                                                $ 5,419,000
           Loss per share, basic and diluted,
              pre-reverse stock split                              $      0.13

          On January 1, 1999, the Company entered into an exclusive license with NTS to apply certain proprietary technologies in the fields of using video and other sensors to analyze, monitor and respond to movement of persons or objects in vehicular, rail, air or other modes of transportation or supporting the foregoing. The license expires upon the expiration of the underlying patents protecting the technologies used in NTS's products. The license provides for royalties to the Company starting in 2000 equal to 5% of the gross margin realized from sales or licensing of products subject to the license, and increasing to 10% of the gross margin in calendar years 2001 and beyond. The license requires minimum annual royalties of $125,000 in 2001, $250,000 in 2002, $500,000 in 2003, $750,000 in 2004 and $1 million for each year thereafter, in order to maintain exclusive rights. The annual minimum royalties were recorded and eliminated in consolidation.

          During 2001, NTS used facility and administrative services of the Company, including office space and executive, accounting and other support personnel. Prior to the September 2001 merger, facility and administrative fees charged to NTS were $397,000 in 2001. Post-merger charges were eliminated in consolidation.


NOTE 17 - RELATED PARTY TRANSACTIONS:
          Herbert S. Meeker, a former director of the Company, is a partner in the law firm of Brown Raysman Millstein Felder & Steiner, LLP, which the Company uses for legal services. For the years ended December 31, 2003, 2002, and 2001, the Company recorded an expense to Mr. Meeker's firm of $41,316, $7,254 and $121,065, respectively. In addition, for the years ended December 31, 2003 and 2002, the Company recorded $42,657 and $9,919 of fees relating to the 2003 Silver Star stock purchase agreement. Lastly, $369,501 of fees were recorded in 2001 as acquisition costs related to the NTS merger.

          Bruce W. Schnitzer, a former director of the Company, is Chairman of Wand Partners, Inc., a private investment firm that the Company used for management consulting. For the year ended December 31, 2001, the Company recorded an expense for Wand Partners, Inc. of $49,636. In 2002, the Company reversed $71,848 of previously expensed Wand fees (recorded as a reduction to general and administrative expenses) in connection with a Termination and Release Agreement agreed to in principle prior to December 31, 2002 but dated January 15, 2003. Included in accrued liabilities at December 31, 2002 is $96,250 due to Wand Partners, Inc.

          Benjamin Alexander, secretary of the Company (as of June 2003), is an attorney with the firm of Partridge, Snow and Hahn LLP, which the Company uses for legal services. For the year ended December 31, 2003, the Company recorded legal and stockholder expenses to Mr. Alexander's firm in the amounts of $63,973 and $24,354, respectively. In addition, $11,261 was recorded relating to the July 2003 Laurus financing, which was fully expensed as financing fees.

          TSAI, the parent company of ACI, is a stockholder of the Company. Thomas H. Boje, Vice President, Corporate Development of TSAI, was a director of the Company April 2000 through 2001. For the years ended December 31, 2002 and 2001, the Company recorded revenues of $629,569 and $1,841,031, respectively from ACI. Further related party transactions with TSAI and ACI are discussed throughout these financial statements.

          Deferred compensation of $79,131 was recorded and accrued for the period July 1, 2002 to December 31, 2002 for two officers of the Company. The deferral was paid in full January 2003.

          See Note 6 for transactions with Silver Star and Laurus, Note 13 for royalty assignment to Churchill Lane Associates, LLC and Note 16 for transactions with Nestor Traffic Systems, Inc.


NOTE 18 - COMMITMENTS AND CONTINGENCIES:
          NTS entered into an operating lease dated June 21, 2000 for office and warehouse facilities in East Providence, Rhode Island. This lease provides for monthly rentals of $10,360 through July 2003 and then increases to $10,800 monthly through July 2005. Rent expense for this lease was $37,300 post-merger in 2001, $124,300 in 2002 and $126,500 in 2003.

          NTS also leases office space in La Jolla, California. The July 17, 2002 operating lease called for monthly rent of $1,533 through the lease term expiration of July 31, 2003. NTS remains in the space on a month-to-month status at $1,691 per month. Rent expense was $8,500 in 2002 and $20,672 in 2003.

          During 2000, the Company began leasing computer equipment under an operating lease agreement. The lease provides for monthly rent payments in arrears over a three-year term. At the end of the lease term, the Company may purchase the equipment at fair market value, extend the lease term or return the equipment. Rent expense was $20,504 in 2003 and $40,134 in 2002 and 2001.


NOTE 19 - LITIGATION:
          On November 6, 2003, the Company filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems, Inc., alleging that Redflex's automated red light enforcement systems infringe on the Company's patent. Redflex denies this allegation. On November 25, 2003, the Company filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe on the Company's patent. Transol has counterclaimed that Nestor's patent is invalid and that Transol does not infringe on it. Nestor was denied a preliminary injunction in the Transol litigation. The Company cannot give assurance that it will be successful in either action.

          During April 2003, the former president of NTS resigned as a member of the board of directors of the Company. The president's employment with the Company and NTS terminated. The president filed a complaint against the Company and NTS in the Providence Superior Court seeking severance benefits, including twelve months salary of $180,000, upon termination. See Form 8-K dated April 9, 2003 for further information. The parties reached a mutually agreeable settlement on December 31, 2003, the terms of which are confidential. All claims have been dismissed.

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

NOTE 20 - CONTRACT TERMINATION RESERVE:
          A significant customer contract in the Rail line of business may be terminated by mutual agreement prior to its completion as a result of the Company's decision to focus its resources on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees in June 2003.

NOTE 21 - ACI LICENSE AGREEMENT:
          On February 1, 2001, the Company entered into a license agreement with ACI pursuant to which ACI was granted a worldwide, perpetual, non-revocable, non-transferable and non-exclusive license in the field of use of fraud detection (including money laundering detection) in electronic payments. ACI may brand, customize, and extend the software products covered by the license agreement as well as use the software programs as a development platform to develop new functional and new end-user products or applications subject to the terms and conditions of the license. In return, ACI is fully responsible and liable for the provision of services to its licensees. Nestor, Inc. had previously provided support, maintenance and enhancements for these products.

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

NOTE 22 - RETAIL DECISIONS, INC. LICENSE AGREEMENT:
          On May 18, 2001, Nestor entered into a license agreement with Retail Decisions, Inc. ("ReD") in which Nestor granted to ReD: (i) an exclusive (other than ACI), perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and (ii) a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries.

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

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS:
          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure and Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to

          Employees", and modifies the disclosure requirements of that Statement. The Company has not adopted the fair value recognition principles of SFAS No. 123; therefore this Statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company has provided the additional quarterly disclosures required by SFAS No. 148.


See Independent Auditors' Reports.

                                                                        PART III

ITEM 10.  Directors    and    Executive    Officers    of   the    Registrant.
          -------------------------------------------------------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company's fiscal year.

          The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of Nestor's code of ethics is available without charge by writing to:
          Nestor, Inc., 400 Massasoit Avenue, Suite 200, East Providence, Rhode Island 02914-2020, Attention: Nigel P. Hebborn.

ITEM 11.  Executive Compensation.
          ----------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company's fiscal year.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company's fiscal year.

ITEM 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company's fiscal year.

ITEM 14.  Principal Accounting Fees and Services.
          --------------------------------------

          Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company's fiscal year.

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

                         See Exhibit Index.

               (b)  Reports on Form 8-K:

                    On October 17, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated September 23, 2003 under Items 5 and 7, reporting the increase in the number of directors of the Corporation to seven, the election to the Board of Albert H. Cox, Terry Fields and Susan A. Keller and the purchsae by Silver Star Partners I, LLC of a convertible note in the principal amount of $2,000,000 from the Corporation.

                    On October 28, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated October 22, 2003 under Items 5 and 7, reporting the resignation of Stephen H. Marbut from the Corporation's Board of Directors and the election of George L. Ball thereto.

                                                                        PART IV
                                                                  ITEM 15 (a)(2)


                                  NESTOR, INC.
                                  ------------

                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                    -----------------------------------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------




                        Balance at   Charged   Charged    Deductions   Balance
                        Beginning    to        to Other   from         at End of
                        of Period    Expense   Accounts   Reserve      Period
                        ---------    -------   --------   -------      ------

Allowances deducted
from accounts
receivable:

   Year Ended
   ----------
December 31, 2001        $4,145      $(4,145)   $ ---      $ ---        $   ---

December 31, 2002        $  ---      $   ---    $ ---      $ ---        $   ---

December 31, 2003        $  ---      $84,213    $ ---      $ ---        $84,213

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NESTOR, INC.
                                  (Registrant)

                                  /s/ William B. Danzell
                                  ---------------------------------------------
                                  William B. Danzell, Chief Executive Officer


                                  /s/ Nigel P. Hebborn
                                  ---------------------------------------------
                                  Nigel P. Hebborn, Chief Financial Officer

Date:  March 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                       Title                           Date
----------                       -----                           ----

/s/ Robert M. Krasne
--------------------
Robert M. Krasne                 Chairman of the Board           March 29, 2004


/s/ George L. Ball
------------------
George L. Ball                   Director                        March 29, 2004


/s/ Albert H. Cox, Jr.
----------------------
Albert H. Cox, Jr.               Director                        March 29, 2004


/s/ William B. Danzell           President
----------------------           Chief Executive Officer
William B. Danzell               and Director                    March 29, 2004



/s/ Terry E. Fields
-------------------
Terry E. Fields                  Director                        March 29, 2004


/s/ David N. Jordan
-------------------
David N. Jordan                  Director                        March 29, 2004


/s/ Susan A. Keller
-------------------
Susan A. Keller                  Director                        March 29, 2004

                                INDEX OF EXHIBITS


       Exhibit
         No.                      Description of Exhibit
       -------                    ----------------------

         3.1    Restated Certificate of Incorporation.

         4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant filed as an Exhibit to the Company's Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.

         10.1 Securities Purchase Agreement dated August 1, 1994, between the Company and Wand/Nestor Investments L.P. ("Wand") filed as Item 5 of the Company's report on Form 8-K dated August 8, 1994, is hereby incorporated herein by reference.

         10.2 Standby Financing and Purchase Agreement dated as of March 16, 1995 between the Company and Wand, filed as an Exhibit to the Company's Current Report on Form 8-K, dated March 16, 1995, is hereby incorporated by reference.

         10.3 First Amended and Restated Standby Financing and Purchase Agreement dated June 30, 1995 between the Company and Wand, filed as an Exhibit to the Company's Current Report on Form 8-K, dated July 7, 1995, is hereby incorporated by reference.

         10.4 Securities Purchase and Exchange Agreement between the Company and Wand/Nestor Investments L.P., filed as an Exhibit to the Company's Current Report on Form 8-K dated January 30, 1996, is hereby incorporated by reference.

         10.5   Securities   Purchase   Agreement   between   the   Company  and
                Wand/Nestor Investments L.P., filed as an Exhibit to the Company's Current Report on Form 8-K dated March 7, 1996, is hereby incorporated by reference.

         10.6 Asset Purchase Agreement and License Agreement between the Company and National Computer Systems, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated June 11, 1996, is hereby incorporated by reference.

         10.7 PRISM Non-Exclusive License Agreement between the Company and Applied Communications, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated September 19, 1996, is hereby incorporated by reference. Portions of the Exhibit omitted, pursuant to a grant of confidential treatment.

         10.8 License Agreement dated as of March 28, 1997, between Nestor, Inc. and Total System Services, Inc. filed as an Exhibit to the Company's Current report on Form 8-K dated April 8, 1997, is hereby incorporated by reference. Portions of the Exhibit omitted, pursuant to a grant of confidential treatment.

         10.9 Amendment to the PRISM Non-Exclusive License Agreement dated as of April 18, 1997, between Nestor, Inc. and Applied Communications, Inc. filed as an Exhibit to the Company's
                Current Report on Form 8-K dated April 30, 1997 is hereby incorporated by reference. Portions of the Exhibit omitted pursuant to a grant of confidential treatment.

        10.10 Exclusive License Agreement between Nestor, Inc. and Nestor Traffic Systems, Inc. dated January 1, 1999 filed as an Exhibit to the Company's Current Report on Form 8-K dated March 25, 1999.

        10.11 Secured Note Agreement by and among Nestor, Inc., Nestor Traffic Systems, Inc. and NTS Investors LLC dated January 9, 2001 and filed as an Exhibit to the Company's Current Report on Form 8-K on January 18, 2001 is hereby incorporated by reference.

        10.12 License Agreement between Nestor, Inc. and ACI Worldwide, Inc. dated February 1, 2001 filed as an Exhibit to the Company's Current Report on Form 8-K on February 9, 2001 is hereby incorporated by reference.

       Exhibit
         No.                      Description of Exhibit
       -------                    ----------------------


        10.13 License Agreement dated May 18, 2001 between the Company and Retail Decisions, Inc. filed as an exhibit to the Company's current report on Form 8K dated May 18, 2001 which is hereby incorporated by reference.

        10.14 Security Purchase Agreement dated July 31, 2003 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003, which is hereby incorporated by reference.

        10.15 Convertible Note dated July 31, 2003 made by Nestor, Inc. to Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

        10.16 Registration Rights Agreement dated July 31, 2003 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003, which is hereby incorporated by reference.

        10.17 Common Stock Purchase Warrant dated July 31, 2003 issued by Nestor, Inc. to Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

        10.18 Stock Pledge Agreement dated July 31, 2003 between Nestor Traffic Systems, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003, which is hereby incorporated by reference.

        10.19 Pledge and Security Agreement dated July 31, 2003 between CrossingGuard, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

        10.20 Guaranty dated July 31, 2003 by CrossingGuard, Inc. to Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

        10.21 Nestor, Inc. Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed May 5, 1987, is hereby incorporated herein by reference

        10.22 Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed May 16, 1997, is hereby incorporated by reference.

        10.23   Securities   Purchase   Agreement  dated  April  28,  1998  with
                Transaction Systems Architects, Inc. to purchase 2,500,000 common shares of the Company and a warrant for an additional 2,500,000 common shares filed as an Exhibit to Nestor's Current Report on Form 8-K dated May 7, 1998 is hereby incorporated by reference.

        10.24 Nestor Traffic Systems, Inc., Form of Subscription Agreement dated March 25, 1999, to sell a 37.5% equity position in its common stock and issue a warrant for an additional 17.5% common stock interest filed as an Exhibit to Nestor's Current Report on Form 8-K dated April 23, 1999 is hereby incorporated by reference.

        10.25 Security Purchase Agreement dated January 14, 2004 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 31, 2003 is hereby incorporated by reference.

        10.26 Convertible Note dated January 14, 2004 made by Nestor, Inc. to Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 31, 2003 is hereby incorporated by reference.

       Exhibit
         No.                      Description of Exhibit
       -------                    ----------------------


        10.27 Registration Rights Agreement dated January 14, 2004 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 31, 2003 is hereby incorporated by reference.

        10.28 Redemption and Conversion Agreement dated January 14, 2004 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an Exhibit to the Company's Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.

        10.29 Placement Agent Agreement dated December 24, 2003 among Nestor, Inc., Sanders Morris Harris, Inc., and Barrett & Company, Inc. filed as an Exhibit to the Company's Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.


        10.30 Registration Rights Agreement dated December 31, 2003 among Nestor, Inc., Sanders Morris Harris, Inc., and Barrett & Company, Inc. filed as an Exhibit to the Company's Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.

         31.1 Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification of Chief Financial Officer required by ExchangeA ct Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         99.1 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995.



*Certification is not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.