Form 10-K/A
period 2003-12-31
NESTOR INC
filed 2004-04-19
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period ended      December 31, 2003
                                    --------------------------------

                                    OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                                -----------    -----------

                         Commission file Number 0-12965

                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       13-3163744
---------------------------------                    ---------------------
      (State of incorporation)                        (I.R.S. Employer
                                                      Identification No.)

  400 Massasoit Avenue; Suite 200, East Providence, Rhode Island 02914
  --------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (401) 434-5522
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

                            Yes   X       No
                                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----------------

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

                                                                       PART III


ITEM 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Directors and Executive Officers

The following table sets forth information, regarding the directors and executive officers of the Company. None of the directors or executive officers are related by blood, marriage or adoption to any other director or executive officer.

                               Director/              Capacities
                                Officer                in which
          Name          Age      Since                  Served
          ----          ---    --------               ----------

George L. Ball          65       2003      Director

Albert H. Cox, Jr.      71       2003      Director

William B. Danzell      49       2003      Director, President and
                                           Chief Executive Officer

Terry E. Fields         56       2003      Director

David N. Jordan         60       2003      Director

Susan A. Keller         42       2003      Director

Robert M. Krasne        48       2003      Chairman of the Board of Director

Nigel P. Hebborn        45       1996      COO of Nestor, Inc. and President and
                                           CEO of Nestor Traffic Systems, Inc.

Claire M. Iacobucci     43       2004      Chief Financial Officer

Benjamin M. Alexander   44       2003      Secretary


George L. Ball is the Chairman of Sanders Morris Harris Group, the largest investment banking firm headquartered in the Southwest. Mr. Ball was appointed to the board of directors at the time of the merger between Harris Webb & Garrison and Sanders Morris Mundy. Prior to the merger, he served as Chairman of the Board and a director of Sanders Morris Mundy Inc. Since the merger, Mr. Ball has served as Chairman of the Board and a director of Sanders Morris Harris and as a director of Pinnacle Management & Trust Co. and SMH Capital. From September 1992 to January 1994, Mr. Ball was Senior Executive Vice President of Smith Barney Shearson Inc. From September 1991 to September 1992, he was a consultant to J. & W. Seligman & Co. Incorporated. In 1982, Mr. Ball was elected President and Chief Executive Officer of Prudential-Bache Securities, Inc. and in 1986 was elected Chairman of the Board, serving in those positions until his resignation in 1991. He also served as a member of the Executive Office of Prudential Insurance Company of America from 1982 to 1991. Before joining Prudential, Mr. Ball served as President of E.F. Hutton Group, Inc. Mr. Ball is a former governor of the American Stock Exchange and the Chicago Board Options Exchange, and served on the Executive Committee of the Securities Industries Association. He is a graduate and former trustee of Brown University and currently serves on the boards of national nonprofit institutions.

Albert H. Cox, Jr. is a private investor and economic consultant. From 1970-85 he was an executive with Merrill Lynch & Co. in New York. During that period, he served as Chief Economist, President of Merrill Lynch Economics (consultants to over 150 major corporations) and Executive Vice President and Board member of

Lionel D. Edie & CO. (investment counsel subsidiary of Merrill Lynch). From 1985-91,he was a Board member and Senior Economic Adviser with BIL Management and its successor Trainer, Wortham & CO. in New York, subsidiaries of the Bank in Liechtenstein. From 1994-97 he was a Board member of Siebels Bruce insurance group (Columbia, S.C.). Earlier in his career, Dr. Cox served in Washington as Special Assistant to the Chairman of President Nixon's Council of Economic Advisers. In 1980, he was a member of President-elect Reagan's Inflation Policy Task Force. Dr. Cox holds a Ph.D. in Finance and Economics from the University of Michigan and an M.B.A. in Finance from the University of Texas.

William B. Danzell is the Chief Executive Officer and President of Nestor, Inc. Mr. Danzell serves as Nestor Traffic Systems, Inc.'s Chairman of the Board of Directors. Mr. Danzell also holds the position of President of Danzell
Investment Management, Ltd., a private investment management and consulting company to restructuring corporations and is Managing Director of Silver Star Partners I, LLC. He was employed by Prudential Securities, Inc. from 1983 to 1995 and held the position of Senior Vice President-Portfolio Manager. He began his career in the financial industry in 1981 with Merrill Lynch. Mr. Danzell received his Economics degree from Colgate University (Hamilton, NY) in 1977.

Terry E. Fields is the Chief Financial Officer of Community Loans of America Inc., a national consumer finance company in Atlanta, Georgia. From 1993 to 1995, Mr. Fields was the Chief Financial Officer and a Director of Seibels Bruce Group, Inc., an insurance holding company, in Columbia, South Carolina. Prior to that, he was the Chief Financial Officer of 1st Franklin Financial Corporation, a Georgia based consumer finance company, for 12 years. Mr. Fields, a graduate of Indiana University, is a CPA and is a member of the American Institute of CPAs, the Georgia Society of CPAs and the Financial Executives Institute.

David N. Jordan is President of L-J Inc., a general contracting firm headquartered in Columbia, South Carolina. Mr. Jordan began working for the L-J Inc. in 1966 as a Field Supervisor and became President of the company in 1973. Mr. Jordan holds a B.S. degree in Marketing from the University of South Carolina.

Susan A. Keller is a Partner at Edwards & Angell, LLP, a law firm, headquartered in Boston, specializing in representation of corporate clients both publicly and privately traded and held, as well as start-ups. Ms. Keller's legal career has focused on mergers and acquisitions, private equity financing, senior and subordinated debt transactions and general corporate work. She is a member of the American Bar Association and the Rhode Island Bar Association. Ms. Keller is a graduate of Miami University and holds a Juris Doctor degree from Case Western Reserve University School of Law.

Robert M. Krasne is principal in The Krasne Group, Inc., a strategic business-consulting firm established in 2002. Previously, Mr. Krasne served as a partner in the Washington, D.C. law firm of Williams & Connolly, L.L.P. Mr. Krasne is presently of counsel to the firm (neither Mr. Krasne nor Williams & Connolly, L.L.P. provide legal services to the Company). Mr. Krasne joined Williams & Connolly in 1986 from the Office of the Comptroller of the Currency, a bureau of the U.S. Department of the Treasury. Mr. Krasne is also currently an Adjunct Professorial Lecturer at the McDonough School of Business at Georgetown University, where he presents a class on corporate governance to MBA candidates. Mr. Krasne is a graduate of Georgetown University and Georgetown University Law Center.

Nigel P. Hebborn, Chief Operating Officer of Nestor, Inc. and President and Chief Executive Officer of Nestor Traffic Systems, Inc., joined the Company in October 1996. He is responsible for the Company's corporate development activities, including working with the Company's management in the development and roll-out of commercial applications. He was most recently President of Wolffish Consulting Services, Inc., a consulting and background reporting firm. Prior to forming Wolffish Consulting Services, Inc., Mr. Hebborn served as Vice President Finance of Nova American Group, Inc., in Buffalo, New York and as President of various subsidiaries of this insurance and banking holding company. Earlier in his career, Mr. Hebborn, a CPA, was employed by Price Waterhouse.

Claire M. Iacobucci, Chief Financial Officer of Nestor, Inc., joined the Company in September 1996. She is responsible for the Company's financial activities. She was most recently MRP System Coordinator and Controller of AAi.FosterGrant, a global accessories company that sells optical products, jewelry and timepieces. Prior to joining AAi, Ms. Iacobucci, a CPA, was a senior manager at Ernst & Young LLP. Ms. Iacobucci holds a B.S. degree in Accounting and Management Information Systems from the University of Rhode Island.

Benjamin M. Alexander is the Secretary of Nestor, Inc. Mr. Alexander, a lawyer in Partridge Snow & Hahn LLP's Corporate Practice Group and Chair of the firm's Technology, Medical and Life Science Practice Group, practices in all areas of business law including securities law, mergers and acquisitions, and general corporate counseling. Mr. Alexander has been at Partridge Snow & Hahn since 2002. Before joining Partridge Snow & Hahn, he was a partner in Hale and Dorr LLP. Before entering the legal profession, he worked as a systems engineer, specializing in digital circuit design, programming and systems integration. Mr. Alexander is a graduate of the University of Pennsylvania Law School and Marymount University.

AUDIT COMMITTEE

The Company has an audit committee  comprised of the following three  Directors:
Mr. Terry E. Fields, Dr. Albert H. Cox, Jr. and Ms. Susan A. Keller. The Audit Committee operates under a written charter adopted by the Board of Directors on December 17, 2003. The Board of Directors has determined that each member of the Audit Committee qualifies as independent director, as required by the Audit Committee Charter. In making this determination, the Board of Directors applies the independence criteria of the Marketplace Rules of the NASDAQ Stock Market, Inc. and the Securities and Exchange Act.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors determined that the Chairman of the Audit Committee, Terry E. Fields, qualifies as an "Audit Committee Financial Expert." Mr. Fields is "independent" of Nestor's management under the National Association of Securities Dealers, Inc.'s Marketplace Rule 4200(a)(15).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports, and certificates furnished to the Company by such persons with respect to the fiscal year ended December 31, 2003, all such reports with respect to such fiscal year were filed on a timely basis with the following exceptions. Subsequent to the consummation of the first and second closings of the initial financing transaction between the Company and Silver Star, each of (i) Silver Star, (ii) William B. Danzell,
(iii) Stephen Marbut and (iv) Robert Krasne were late in filing initial statements of beneficial ownership and statements of changes in beneficial ownership. Subsequent to the conversion of the Silver Star note, each of (i) Silver Star, (ii) William B. Danzell, (iii) George L. Ball and (iv) Robert M. Krasne were late in filing statements of changes in beneficial ownership. Subsequent to their election to the Board, each of (i) Terry E. Fields, (ii) Susan A. Keller, (iii) George L. Ball and (iv) Albert H. Cox, Jr. were late in filing initial statements of beneficial ownership.

CODE OF ETHICS

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

ITEM 11. Executive Compensation.
         ----------------------

SUMMARY COMPENSATION TABLE

The following table sets forth information for the calendar years ended December 31, 2003, 2002 and 2001 compensation paid by the Company to the chief executive officer and to each of the officers of the Company whose total annual salary and bonus exceed $100,000. All options are reported on a post-split basis.




                                                                                               Long-Term Compensation Awards
                                                                                    ------------------------------------------------
                                                                                    Restricted
                             Calendar                             Other Annual        Stock       Options/                 All Other
Name and Principal Position    Year     Salary ($)  Bonus ($)    Compensation (1)     Awards      SARs (2)     Payouts      Comp ($)
---------------------------    ----     ----------  ---------    ----------------     ------      --------     -------      --------
William B. Danzell             2003      177,083         500           115               0              0         0               0
President and CEO
Compensation began 4/1/03


David Fox (3)                  2003            0           0         1,143               0              0         0         125,000
President and CEO until
6/30/02                        2002      135,417           0         1,219               0              0         0          83,493

                               2001      247,753           0         1,295               0         26,800         0               0


Nigel P. Hebborn (4)           2003      180,000       1,400           153               0              0         0               0
President (7/1/02 -
6/25/03); CEO (7/1/02 -        2002      160,500           0           102               0          6,000         0               0
1/15/03); and
 Chief Financial Officer       2001      136,905           0            72               0          8,249         0               0


Douglas Reilly (4) (5)         2003       52,500         900            78               0              0         0         196,654
Executive Vice President
and Chief Operating Officer    2002      183,250           0           235               0          6,000         0               0
until 4/10/03
                               2001      149,111           0           153               0         12,500         0               0


C. Ross McKenrick (6)          2003      125,000       1,100            63               0              0         0               0
Vice President
Engineering until 4/9/04       2002      120,000           0            42               0          2,000         0               0

                               2001       55,000           0            42               0          2,000         0               0


Michael T. Glier (7)           2002            0           0             0               0              0         0         103,942
Senior Vice President -
Operations                     2001      115,179           0           179               0          5,850         0               0



(1)  Payment of group term life insurance premiums.

(2)  Includes  converted number of options  originally granted by Nestor Traffic
     Systems, Inc. to Mr. Hebborn in 2001.


(3) Mr. Fox resigned from the Company on June 30, 2002 and has a two year severance agreement. All other compensation includes severance payments of $125,000 in 2003 and $57,291 in 2002, and $26,202 of unused vacation paid in 2002.

(4) The 2002 salaries of Messrs. Hebborn and Reilly each include $39,000 of voluntary deferred compensation earned in 2002, which was paid in January
     2003.

(5)  Mr.   Reilly's   employment   terminated  on  April  10,  2003.  All  other
     compensation included payment of unused vacation and severance benefits.

(6)  Mr.  McKenrick  joined  the  Company  in July 2001 and was Vice  President,
     Engineering of Nestor Traffic Systems, Inc. until April 9, 2004.

(7)  Mr.  Glier  resigned  from  the  Company  and  as  Senior  Vice  President,
     Operations of Nestor Traffic Systems, Inc. on December 17, 2001. In 2002, he received $86,250 for nine months of severance and $17,692 as payment of unused vacation.


OPTION/SAR GRANTS IN YEAR ENDED DECEMBER 31, 2003

There were no individual grants of stock options or stock appreciation rights during the year ended December 31, 2003 to any of the executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

The following table presents the value of exercised and unexercised options held by the named executives at fiscal year-end:

                                                                            Number of Securities
                                                                           Underlying Unexercised          Value of Unexercised
                                                                           Options/SARs at Fiscal      In-the-Money Options/SARs at
                            Shares Acquired on                            Year-End Exercisable (E)/         Fiscal Year-End($)
Name                             Exercise          Value Realized ($)         Unexercisable (U)               Exercisable(E)/
----                             --------          ------------------         -----------------               ---------------
                                                                                                             Unexercisable (U)
David Fox                           0                      0                        80,461 (E)                      0 (E)

Nigel P. Hebborn                    0                      0                        23,349 (E)                  4,560 (E)
                                                                                     6,900 (U)                  6,840 (U)

Douglas Reilly                      0                      0                         6,000 (E)                 11,400 (E)

C. Ross McKenrick                   0                      0                         2,300 (E)                 10,560 (E)
                                                                                     1,700 (U)                 15,840 (U)

Michael T. Glier                    0                      0                        25,598 (E)                      0 (E)



LONG TERM INCENTIVE PLAN AWARDS IN YEAR ENDED DECEMBER 31, 2003

There were no long term incentive plan awards during the year ended December 31, 2003 to any of the executive officers named in the Summary Compensation Table.

DIRECTOR COMPENSATION

The Company does not pay directors who are also Company employees any additional compensation for their service as a director. The Company does pay its non-employee directors for their service as directors. The Company's non-employee directors received cash compensation of $1,250 per quarter for their services as directors, and reimbursement for all reasonable out-of-pocket expenses incurred in connection with each board of directors meeting attended. Such cash compensation was revised effective July 1, 2003 to $1,250 per Board meeting and $500 per committee meeting, except for special committee meetings held in conjunction with meetings of the board or standing committees. In addition, 20,000 (post-split) qualified stock options were granted to each non-employee director on May 6, 2003.

EMPLOYMENT AGREEMENTS

Nestor Traffic Systems ("NTS"), a subsidiary of the Company, agreed to pay David Fox, its former Chief Executive Officer, an annual salary of $250,000, with a severance payment of $250,000 in the event that his employment with NTS was terminated. Mr. Fox was terminated in June of 2002. Pursuant to the terms of his agreement with NTS, as the result of his termination he is entitled to receive $250,000, payable in twenty-four equal monthly installments, and continuation of company provided employee benefits. Mr. Fox received severance payments from NTS totaling $57,291 in 2002 and $125,000 in 2003.

The Company has agreed to pay Nigel Hebborn, its CFO, and Douglas Reilly, former President & CEO of NTS, annual salaries of $180,000 effective July 1, 2002. Each officer is entitled to severance payments, including continuation of employee benefits, of six months if terminated for reasons other than cause and twelve months if terminated as a result of a change in control of the Company.

On May 6, 2003, The Board approved a recommendation of the Compensation Committee to pay William B. Danzell, the Company's Chief Executive Officer, an annual salary of $250,000 and standard employee benefits effective April 1, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Management Compensation Committee of the board of directors currently consists of Messrs. Cox, Fields and Ms. Keller. None of these individuals had any contractual or other relationships with the Company during the fiscal year ended December 31, 2003 except as directors. No interlocking relationship exists between any member of the Management Compensation Committee and any member of any other Company's board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERALL POLICY. The Company's executive compensation program is designed to be closely linked to corporate performance and returns to stockholders. To this end, the Company has developed a compensation strategy and specific compensation plans that tie a significant portion of executive compensation to the Company's success in meeting specified performance goals. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Company's business strategy and to provide a compensation package that recognizes individual contributions as well as overall business results.

The Compensation Committee determines the compensation of the Company's chief executive officer and sets the policies for and recommends and reviews the compensation awarded to other executive officers.

The key elements of the Company's executive compensation program consist of base salary, annual bonus and stock awards. The Compensation Committee's policies with respect to each of these elements are discussed below. Although the elements of compensation described below are considered separately, the Compensation Committee generally takes into account the full compensation package afforded to the executive.

BASE SALARIES. The base salary for an executive officer is initially determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other companies.

Annual salary adjustments are exclusive of those which have been determined pursuant to employment agreements, if any, and are determined by (i) evaluating the Company's performance and (ii) the performance of each executive, including any new responsibilities assumed by such person. In the case of executive officers with responsibility for a particular business division, such division's financial results also are considered. In evaluating the Company's performance, the Compensation Committee, where appropriate, also considers non-financial indicia, including, but not limited to, increased market share, efficiency gains, improvements in quality and improvements in relations with customers, suppliers and employees.

ANNUAL BONUSES. No annual bonuses were paid to executives in the past three fiscal years. In 2003, the Company paid a 2% bonus to all employees in connection with achievement of its first quarter performance target and also paid a $500 holiday bonus to all employees.

STOCK AWARDS. Stock awards are recommended by management and approved by the board. Executive stock awards are recommended and approved by the Compensation Committee.

CONCLUSION. As is indicated by the programs described above, a portion of the Company's executive compensation is linked directly to individual and corporate performance. The Compensation Committee intends to continue its practice of linking executive compensation to corporate performance and stockholders returns, recognizing that the cyclical nature of the Company's business may, from time to time, result in a temporary imbalances among the three components of compensation over a particular period.

THE COMPENSATION COMMITTEE:
Susan A. Keller (Chair)
Albert H. Cox, Jr.
Terry E. Fields

PERFORMANCE GRAPH

The Company is required to present a chart comparing the cumulative total shareholder return on its Common Stock over a five-year period with the cumulative total shareholder return of (i) a broad equity market index, and (ii) a published industry index or peer group.

                Comparison of Five-Year Cumulative Total Returns
                              Performance Graph for
                                  Nestor, Inc.
                 Produced 4/1/2004 including data to 12/31/2003



              [OBJECT OMITTED: THE PRINTED GRAPH IS INCLUDED IN THE
                    FORM 10K/A STATEMENT MAILED TO SHAREHOLDERS.]

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth, as of April 1, 2004, the beneficial ownership of shares of the Common Stock and Convertible Preferred Stock of (i) any person who is known by the Company to own more than 5% of the voting securities of the Company, (ii) the Chief Executive Officer and each of the Company's other two most highly compensated executive officers whose salary and bonus exceed $100,000 for the calendar year ended December 31, 2003, (iii) each director (including nominees), and (iv) all directors and Executive Officers of the Company as a group. Except as otherwise herein indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of shares of the Company's Common Stock and Convertible Preferred Stock described below have sole investment voting power with respect to such shares, subject to any applicable community property laws:

Name and address                        Amount and nature of          Percent
of beneficial owner                     beneficial ownership         of class
-------------------                     --------------------         ---------

Silver Star Partners I, LLC                 9,739,766(1)                54.0
Suite 300
The Professional Building
2 Corpus Christi
Hilton Head Island, SC 29938

William B. Danzell                          9,739,766(1)                54.0
400 Massasoit Ave., Suite 200
East Providence, RI  02906

Robert M. Krasne
c/o Silver Star Partners I, LLC                      (2)                (2)
Suite 300
The Professional Building
2 Corpus Christi
Hilton Head Island, SC 29938

David N. Jordan
c/o Silver Star Partners I, LLC                      (2)                (2)
Suite 300
The Professional Building
2 Corpus Christi
Hilton Head Island, SC 29938

George L. Ball
c/o Silver Star Partners I, LLC                      (2)                (2)
Suite 300
The Professional Building
2 Corpus Christi
Hilton Head Island, SC 29938

Albert H. Cox, Jr.
c/o Silver Star Partners I, LLC                 5,000                    *
Suite 300
The Professional Building
2 Corpus Christi
Hilton Head Island, SC 29938

Terry E. Fields
Community Loans of America, Inc.                    0                    0
8601 Dunwoody Place, Suite 406
Atlanta, GA  30350

Susan A. Keller
c/o Silver Star Partners I, LLC                     0                    0
Suite 300
The Professional Building
2 Corpus Christi
Hilton Head Island, SC 29938

Nigel P. Hebborn                               24,049(3)                 *
400 Massasoit Ave., Suite 200
East Providence, RI  02906

All executive officers and                  9,768,815(4)                55.8
directors as a group
(8 persons)

---------------------
*Less than 1%.


(1) William B. Danzell has an 11.9% ownership interest in, and is the Managing Director of, Silver Star Partners I, LLC and as such shares with Silver Star Partners I, LLC the power to vote and dispose of the shares held by it. This number represents (i) 9,589,941 shares of Common Stock held by Silver Star Partners I, LLC; (ii) 143,625 shares of Common Stock owned through investment management accounts that Mr. Danzell has power of attorney over and (iii) 6,200 shares of Common Stock held by William B. Danzell, having the sole power to vote and dispose of such shares.
(2) Messrs. Ball, Krasne and Jordan, directors of the Company, do not individually own shares of Company Common Stock; however, Mr. Ball's spouse has a 0.88% ownership interest in Silver Star Partners I, LLC, Mr. Krasne has a 0.65% ownership interest in Silver Star Partners I, LLC and Mr. Jordan is the president of L-J Inc., which has a 21.91% ownership interest in Silver Star Partners I, LLC (such membership percentages are as of December 31, 2003, the last date for which Silver Star Partner I, LLC has calculated ownership interests.
(3) Includes 23,349 shares of Common Stock which Mr. Hebborn may acquire on a fully vested basis upon the exercise of options granted under the Company's Incentive Stock Option Plan. Mr. Hebborn is a corporate officer of the Company.
(4) This number includes: (i) 25,649 vested options owned or controlled by officers of the Company and (ii) all other shares beneficially owned by the current directors and executive officers of the Company.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))
                            -----------------------    -------------------     -----------------------
Equity compensation plans
approved by security
holders                             312,397                   $5.75                    338,505
Equity compensation plans
not approved by security
holders                                ---                      ---                        ---
                                    ------                    -----                    -------

          Total                     312,397                   $5.75                    338,505
                                    =======                   =====                    =======

ITEM 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

Silver Star Equity Financing

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

Silver Star Convertible Note

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

Legal Fees

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

Herbert S. Meeker, a former director of the Company, is a partner in the law firm of Brown Raysman Millstein Felder & Steiner, LLP, which the Company used for legal services. For the years ended December 31, 2003, 2002, and 2001, the Company recorded an expense to Mr. Meeker's firm of $41,316, $7,254 and $121,065, respectively. In addition, for the years ended December 31, 2003 and 2002, the Company recorded $42,657 and $9,919 of fees relating to the 2003 Silver Star stock purchase agreement. Lastly, $369,501 of fees were recorded in 2001 as acquisition costs related to the NTS merger.

Consulting

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


Investment Banking

George L. Ball, a director of the Company, is Chairman of the Board of Sanders Morris Harris and its parent corporation, Sanders Morris Harris Group. Sanders Morris Harris served as a placement agent in connection with the private placement of common stock of the Company in December 2003 and January 2004.



ITEM 14. Principal Accounting Fees and Services.
         --------------------------------------

AGGREGATE FEES FOR 2003 AND 2002

This table shows the aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and December 31, 2002 by Carlin, Charron & Rosen, LLP ("CCR") and the Company's predecessor auditors, Ernst & Young LLP ("EY").

                                          2003             2002
                                          ----             ----
     Audit Fees (1):                   $ 85,990         $ 90,225
     Audit-Related Fees:                    ---              ---
     Tax Fees (2):                        9,500           15,362
     All Other Fees:                        ---              ---

     ---------------------
(1) These fees are for the audit of our financial statements for 2003 and 2002, respectively, for quarterly reviews, registration statements and accounting consultations related to the audited financial statements

(2)  Tax fees consisted of tax compliance paid to CCR in 2003 and EY in 2002.


PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

All of the fees for 2003 and 2002 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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

                    See Exhibit Index.

          (b)  Reports on Form 8-K:

               On October 17, 2003, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated September 23, 2003 under Items 5 and 7, reporting the increase in the number of directors of the Corporation to seven, the election to the Board of Albert H. Cox, Jr., Terry E. Fields and Susan A. Keller and the purchase by Silver Star Partners I, LLC of a convertible note in the principal amount of $2,000,000 from the Corporation.

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

                                  NESTOR, INC.
                                  (Registrant)

                                  /s/ Nigel P. Hebborn
                                  ----------------------------------------------
                                  Nigel P. Hebborn, Chief Operating Officer



Date:  April 19, 2004

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