Form 10-Q
period 2004-03-31
NESTOR INC
filed 2004-05-12
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    FORM 10Q



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended March 31, 2004


      [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



              For the transition period from __________ to __________


                         Commission file Number 0-12965


                                  NESTOR, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                13-3163744
 -----------------------------------    ----------------------------------------
     (State of incorporation)             (I.R.S. Employer Identification No.)


      400 Massasoit Avenue; Suite 200; East Providence, RI            02914
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


Common stock, par value $.01 per share: 18,016,526 shares outstanding as of March 31, 2004.

                                  NESTOR, INC.

                                    FORM 10 Q
                                 March 31, 2004

                                      INDEX
--------------------------------------------------------------------------------


                                                                     Page Number
                                                                     -----------
PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets                               3
         -------------------------------------
         March 31, 2004 (Unaudited) and December 31, 2003

         Condensed Consolidated Statements of Operations (Unaudited)         4
         -----------------------------------------------------------
         Quarters ended March 31, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows (Unaudited)         5
         -----------------------------------------------------------
         Quarters ended March 31, 2004 and 2003

         Notes to Condensed Consolidated Financial Statements                6
         ----------------------------------------------------


Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition                       9

Item 3   Quantitative and Qualitative Disclosure of Market Risk             12

Item 4   Controls and Procedures                                            12



PART 2   OTHER INFORMATION                                                  13


                                                           NESTOR, INC.
                                             Condensed Consolidated Balance Sheets
                                             -------------------------------------



                                                                         MARCH 31, 2004         DECEMBER 31, 2003
                                                                            (UNAUDITED)
                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $   3,757,669             $   5,410,123
    Marketable equity securities                                             1,489,225                       ---
    Accounts receivable, net                                                   524,509                   521,872
    Unbilled contract revenue                                                  129,929                   158,952
    Inventory                                                                  484,774                   442,298
    Other current assets                                                       194,647                    75,791
                                                                         -------------             -------------
      Total current assets                                                   6,580,753                 6,609,036

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                3,417,329                 3,514,908
    Property and equipment, net of accumulated depreciation                    359,856                   385,165
    Goodwill                                                                 5,580,684                 5,580,684
    Patent development costs, net of accumulated amortization                  175,952                   175,216
    Other long term assets                                                      77,795                    34,425
                                                                         -------------             -------------

TOTAL ASSETS                                                             $  16,192,369             $  16,299,434
                                                                         =============             =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable                                                         $     577,500             $     884,750
    Accounts payable                                                           314,631                   468,289
    Accrued employee compensation                                              349,077                   386,652
    Accrued liabilities                                                        555,520                   765,676
    Leases payable                                                              21,648                   662,541
    Restructuring reserve                                                       82,346                   146,897
                                                                         -------------             -------------
      Total current liabilities                                              1,900,722                 3,314,805

NONCURRENT LIABILITIES:
    Long term note payable                                                     922,500                 1,030,000
    Long term leases payable                                                    20,489                 2,292,384
                                                                         -------------             -------------
      Total liabilities                                                      2,843,711                 6,637,189
                                                                         -------------             -------------

Commitments and contingencies                                                      ---                       ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 180,000 shares at
      March 31, 2004 and 190,000 at December 31, 2003                          180,000                   190,000
    Common stock, $.01 par value, authorized 20,000,000 shares;
      issued and outstanding: 18,016,526 shares at March 31, 2004
      and 13,997,238 shares at December 31, 2003                               180,165                   139,972
    Warrants                                                                 1,350,671                 1,377,251
    Additional paid-in capital                                              59,774,465                49,230,803
    Stock pending issuance                                                         ---                 6,335,877
    Accumulated deficit                                                    (48,136,643)              (47,611,658)
                                                                         --------------            --------------
      Total stockholders' equity                                            13,348,658                 9,662,245
                                                                         -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  16,192,369             $  16,299,434
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


                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)


                                                       Quarter Ended March 31,
                                                      -------------------------
                                                       2004             2003
                                                       ----             ----


Revenue:
   Product royalties                             $     24,550     $     23,250
   Product sales, lease and service fees            1,074,782          323,477
                                                 ------------     ------------

       Total revenue                                1,099,332          346,727
                                                 ------------     ------------

Operating expenses:
   Cost of goods sold                                 635,191          328,404
   Engineering and operations                         765,922          593,260
   Research and development                            46,557           30,889
   Selling and marketing                              141,726           67,764
   General and administrative                         492,715          343,933
                                                 ------------     ------------

       Total operating expenses                     2,082,111        1,364,250
                                                 ------------     ------------


Loss from operations                                 (982,779)      (1,017,523)

Gain on debt extinguishment, net                      508,124              ---

Other expense - net                                   (50,330)          27,824)
                                                 ------------     ------------


Net loss                                         $   (524,985)    $ (1,045,347)
                                                 ============     ============


Loss Per Share:

Loss per share, basic and diluted                $       (.03)    $      (0.10)
                                                 ============     ============

Shares used in computing loss per share:
   Basic and diluted                               18,030,526         9,947,611
                                                 ============     =============


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                               Nestor, Inc.
                             Condensed Consolidated Statements of Cash Flows
                             -----------------------------------------------
                                               (Unaudited)

                                                                 Quarter Ended March 31,
                                                                 -----------------------
                                                                 2004                2003
                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $  (524,985)        $ (1,045,347)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                               409,083              153,894
   Loss on disposal of fixed assets                                ---                5,291
   Gain on extinguishment of debt                             (508,124)                 ---
   Unrealized loss on marketable equity securities              10,775                  ---
   Expenses charged to operations relating to
    options, warrants and capital transactions                  26,621               26,621
   Increase (decrease) in cash arising from
    changes in assets and liabilities:
     Accounts receivable - net                                  (2,637)             (25,004)
     Unbilled contract revenue                                  29,023              (26,561)
     Inventory                                                 (45,474)            (101,185)
     Other assets                                             (101,226)              73,762
     Accounts payable and accrued expenses                    (373,157)             (66,494)
     Restructuring reserve                                     (64,551)             (35,880)
                                                           -----------         ------------

     Net cash used by operating activities                  (1,144,652)          (1,040,903)
                                                           -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in marketable equity securities                 (1,500,000)                 ---
 Investment in capitalized systems                            (246,796)            (537,198)
 Purchase of property and equipment                            (32,893)              (4,000)
 Patent development costs                                       (4,244)             (15,602)
                                                           -----------         ------------

     Net cash used by investing activities                  (1,783,933)            (556,800)
                                                           -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of obligations under capital leases              (2,258,251)              (3,919)
 Proceeds from notes payable                                    98,028                  ---
 Proceeds from issuance of common stock - net                3,436,354            2,163,601
                                                           -----------         ------------

     Net cash provided by financing activities               1,276,131            2,159,682
                                                           -----------         ------------

Net change in cash and cash equivalents                     (1,652,454)             561,979
Cash and cash equivalents - beginning of period              5,410,123              308,894
                                                           -----------         ------------

Cash and cash equivalents - end of period                  $ 3,757,669         $    870,873
                                                           ===========         ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
 Interest paid                                             $     3,012         $        444
                                                           ===========         ============

 Income taxes paid                                         $       ---         $        ---
                                                           ===========         ============


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2004

Note 1 -  Nature of Operations:
          A. Organization
          Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how which the Company acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003. The Company's principal office is located in East Providence, RI.

          The Company's current focus is to offer customers products and services to be utilized in intelligent traffic management applications. Its leading product is its CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS.

          B. Liquidity and management's plans
          The Company has incurred significant losses to date and at March 31, 2004 has an accumulated deficit. Management believes that the significant financing obtained in 2003 and early 2004, the resulting improved liquidity and current contracts with municipalities will enable the Company to continue the development and upgrading of its products and sustain operations through the end of 2004. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, or that the Company's product development and marketing efforts will be successful.

Note 2 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

          The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2003.

          Certain operating expenses reported at March 31, 2003 have been reclassified to conform to the 2004 presentation. The reclassification had no effect on results of operations.

          Marketable equity securities - The Company's marketable equity securities consist of investments in closed-end insured municipal and international bond funds. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

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

Note 3 -  Private Placement:
          The Company sold 2,843,000 shares of its common stock to accredited investors in private placements conducted during December 2003 (1,596,560 shares), and January 2004 (1,246,440 shares). The shares were sold at $3.00 per share, with net proceeds to Nestor (after $682,000 of expenses of the offering) of $2.76 per share totaling $7,846,680 ($3,440,000 in January 2004). The Securities and Exchange Commission declared the Registration Statement on Form S-2 (SEC File No. 333-112359) for the resale of these shares effective on April 23, 2004. The Company has continuing obligations in connection with the registration, including causing the registration statement filed to remain continuously effective for two years or, if earlier, until the sale of shares covered by the registration statement is complete and indemnifying the holders from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration.

          Although the proceeds from the initial closing were received in December 2003, the associated stock certificates were not issued until January 2004. As such, these shares are classified as "Stock Pending Issuance" on the balance sheet at December 31, 2003.

Note 4 -  Notes Payable:
          First Laurus Convertible Note:
          On July 31, 2003, the Company entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Convertible Note ("Note") in the principal amount of $2,000,000. During November and December 2003, Laurus converted $85,250 of the Note into 55,000 shares of Nestor common stock at $1.55 per share. On January 14, 2004, the Company satisfied its remaining payment obligations on the Note by issuing 492,904 shares of its common stock to Laurus at the fixed conversion price of $1.55 per share and redeeming the remaining
          $1,150,750 note balance by a "payment" of $1,340,972, which included accrued interest and a $172,613 prepayment penalty which was recorded as a loss on debt extinguishment. This "payment" was netted against the proceeds from the Second Laurus Convertible Note (see below), resulting in $98,028 net cash proceeds to the Company.

          Second Laurus Convertible Note:
          On January 14, 2004, the Company entered into a securities purchase agreement with Laurus. Pursuant to that agreement, the Company issued to Laurus a new convertible note in the principal amount of $1,500,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25% per year) and matures on January 14, 2006. Principal repayments commence May 2004 with $375,000 due in 2004, $1,012,500 due in 2005 and $112,500 due in 2006. The net proceeds from the new note will be used for the construction, installation, and maintenance of traffic surveillance systems and for other general corporate purposes. The new note may be repaid at the Company's option, in cash or, subject to limitations, through the issuance of shares of its common stock. The Company has an option to pay the monthly amortized amount in shares of its common stock at the fixed conversion price of $3.50 per share if the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is 120% above the fixed conversion price. The Company agreed to file a registration statement with the Commission to register the public resale by Laurus of the common stock to be issued upon conversion of the note and to pay Laurus damages if that registration statement is not declared effective by the Commission by July 30, 2004. The note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the new note will be convertible into shares of the Company's common stock at the fixed conversion price, subject to adjustments for stock splits, combinations, and dividends. In conjunction with this transaction, Management Services Group/Sage Investments, Inc. is entitled to a fee of $60,000 and an affiliate of

          Laurus received a management fee of $45,000 and reimbursement of certain expenses. The note is collateralized by a first lien on all available CrossingGuard, Inc. assets. Laurus has a general security interest in four customer contracts assigned by NTS to CrossingGuard, Inc. and NTS has pledged the common stock of CrossingGuard, Inc.

Note 5 -  Leases Payable:
          On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"), later amended on January 10, 2003, whereby EDS provided lease financing to support installation of the NTS CrossingGuard product to municipalities under leasing terms. On January 26, 2004, the Company satisfied its remaining obligations to EDS by making a payment of $2,178,764. This transaction resulted in the Company recording a gain on early extinguishment of debt of $680,737 in January 2004.

Note 6 -  Subsequent Event:
          The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby NTS would provide lease financing for equipment installed under its CrossingGuard contract under lease terms offered by GE Capital Public Finance, Inc. ("GE"). NTS received $240,000 from GE on April 27, 2004 pursuant its Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.

Note 7 -  Stock Options:
          The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock options been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and loss per share would have approximated the following pro forma amounts:

                                                     Quarter Ended March 31,
                                                   ---------------------------
                                                       2004            2003
                                                       ----            ----

           Net loss, as reported                   $(524,985)      $(1,045,347)
           Add:  Total stock-based employee
            compensation expense determined
            under fair value based method
            for all awards, net of related
            tax effects                              (13,095)          (13,497)
                                                   ---------       -----------
           Pro forma net loss                      $(538,080)      $(1,058,844)
           Pro forma net loss per share:
            Basic and diluted                      $   (0.03)      $     (0.11)

           The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 1.174; a risk-fee interest rate of 1.58%; and an expected option holding period of 8 years.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROSPECTIVE STATEMENTS

The following discussion includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

EXECUTIVE SUMMARY

The Company primarily operates through Nestor Traffic Systems, Inc. (NTS), a wholly owned subsidiary. Its leading product is its CrossingGuard video-based red light enforcement system and services. CrossingGuard is marketed, maintained, and distributed through direct sales to states and municipalities in the United States. Our principal competitors concentrate on multiple business segments however NTS's sole focus is its intelligent traffic violation enforcement systems.

The following is a summary of key performance measurements monitored by management:
                                                     Quarter Ended March 31,
                                                --------------------------------
                                                      2004             2003
                                                      ----             ----
Financial:
     Revenue                                    $  1,099,000       $    347,000
     Loss from operations                            983,000          1,018,000
     Net loss                                        525,000          1,045,000
     Working capital (deficit)                     4,680,000           (894,000)
     Investment in capitalized systems               247,000            537,000
     Cash and marketable equity securities         5,246,000            871,000

Number of CrossingGuard Approaches:
     Installed and operational                            91                 44
     Planned under existing contracts                    144                 91
                                                ------------       ------------
     Total installed and planned                         235                135


The Company considers following areas to be of highest importance in 2004:
     o    Improve technology and performance to maximize revenue per approach
     o    Aggressively market CrossingGuard to states and municipalities
     o Identify and develop strategic relationships to jointly offer related products and services
     o    Vigorously defend our patented technology from infringement

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Nestor, Inc.'s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

Revenue is derived mainly from the lease of products which incorporate NTS's software and the delivery of services based upon such products. Product license and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment (either under direct sales or operating lease agreements), postcontract customer processing and support services, and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected.

Long Term Asset Impairment

In assessing the recoverability of the Company's long term assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record impairment charges that were not previously recorded.


LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

The Company had consolidated cash, cash equivalents and marketable equity securities of approximately $5,247,000 at March 31, 2004 as compared with approximately $5,410,000 at December 31, 2003. At March 31, 2004, the Company had working capital of $4,680,000 as compared with $3,294,000 at December 31, 2003.

The Company's net worth at March 31, 2004 was $13,349,000, as compared with a net worth of $9,662,000 at December 31, 2003. The increase in net worth is primarily the result of private placement equity transactions and conversion of the Laurus 2003 Note, both in January 2004, offset by the net operating loss reported for the quarter.

The Company continues to seek additional sources of equity and debt to be prepared for the development of new growth opportunities.


Future Commitments

During the quarter ended March 31, 2004, the Company invested $247,000 in capitalized systems as compared to $537,000 in the same quarter last year. Management expects that NTS will make future commitments for capitalized systems related to its CrossingGuard contracts.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2004, the Company realized consolidated revenues totaling $1,099,000 and expenses of $2,082,000, which resulted in a consolidated operating loss for the quarter of $983,000. The Company reported a consolidated net loss of $525,000 for the current quarter after recording a net gain on extinguishment of debt of $508,000 and $50,000 of other expenses. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $347,000 and $1,364,000, respectively, resulting in a consolidated operating loss of $1,018,000; and after other expenses of $28,000, the Company reported a net loss of $1,045,000.

Revenues
--------

During the quarter ended March 31, 2004, consolidated revenues increased $752,000 (217%) to $1,099,000 from $347,000 in the quarter ended March 31, 2003.
This increase is primarily attributable to the installed approach base more than doubling between the two quarters.

Operating Expenses
------------------

Total operating expenses amounted to $2,082,000 in the quarter ended March 31, 2004, an increase of $718,000 (53%) from total operating costs of $1,364,000 in the corresponding quarter of the prior year. The 2004 operating expenses reflect higher costs required to support the substantial growth of installed approaches and patent lawsuit defense expenses which began in the fourth quarter of 2003.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $635,000 in the 2004 quarter as compared $328,000 in the prior year. The $307,000 increase is primarily attributable to
(i) an increase in amortization costs of more installed approaches and (ii) an increase in internal labor costs to support the additional installed approaches.

Engineering and Operations

Costs related to engineering and operations totaled $766,000 in the quarter ended March 31, 2004, as compared to $593,000 in the corresponding quarter of the prior year. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. The $173,000 expense increase in 2004 resulted from more customers to support, requiring additional staff and supplies.

Research and Development

Research and development expenses totaled $47,000 in the quarter ended March 31, 2004, as compared with $31,000 in the year-earlier period. The $16,000 increase is directly attributable to materials purchased in support of research activities.

Selling and Marketing

Selling and marketing costs totaled $142,000 in the quarter ended March 31, 2004, as compared with $68,000 in the corresponding quarter of the prior year. The $74,000 increase reflects a more aggressive marketing effort, including the use of consultants in targeted areas.

General and Administrative

General and administrative expenses totaled $493,000 in the quarter ended March 31, 2004, as compared with $344,000 in the corresponding quarter of the prior year. The $149,000 (43%) increase over last year substantially related to ongoing patent infringement legal expenses which amounted to $109,000 during the quarter ending March 31, 2004.

Gain on Debt Extinguishment
---------------------------

Obligations to EDS and Laurus (under the July 2003 note) were fully satisfied in January 2004, resulting in a net gain of $508,000 for the quarter ended March 31, 2004. The early payment to EDS resulted in a gain of $681,000 which was offset in part by a prepayment penalty of $173,000 incurred in the Laurus settlement.

Other Expense - Net
-------------------

Other expenses totaled $50,000 in the quarter ended March 31, 2004, as compared with $28,000 in the corresponding quarter of the prior year, an increase of $22,000 (79%). The higher current year amount includes an unrealized loss of $11,000 on marketable equity security positions and $18,000 of interest expense on the Laurus notes.

Loss Per Share
--------------

During the quarter ended March 31, 2004, the Company reported a net loss of $525,000, or ($.03) per share as compared with a net loss of $1,045,000, or ($.10) per share in the corresponding period of the prior year. During the quarter ended March 31, 2004, there were outstanding 18,031,000 basic and diluted shares of common stock as compared with 9,948,000 basic and diluted shares during the corresponding quarter of the previous year. The increase in the outstanding shares reflects additional shares issued in April 2003 in connection with the Silver Star investment and in January 2004 relating to the Laurus and Silver Star note conversions and the private placement closings.

ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's marketable equity securities (primarily insured municipal and international bond funds), valued at $1,489,225 at March 31, 2004, are exposed to market risk due to changes in U.S. interest rates and fluctuations in foreign currency exchange rates. The primary objective of the Company's investment activities is the preservation of principal while maximizing investment income. The Company's exposure to this risk is moderately high in the short-term, although the risk may be able to be managed if the securities are not required to be sold when a loss will be realized. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

The Company also has a convertible note payable at prime plus 1.25% through its January 2006 maturity. Management assesses the exposure to this risk as immaterial.


ITEM 4:  CONTROLS AND PROCEDURES

Nestor, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART 2:  OTHER INFORMATION

                                  NESTOR, INC.

                           FORM 10 Q - March 31, 2004


Item 1:   Legal Proceedings
          On November 6, 2003, the Company filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems, Inc., alleging that Redflex's automated red light enforcement systems infringe on the Company's patent. Redflex denies this allegation. On November 25, 2003, the Company filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe on the Company's patent. Transol has counterclaimed that Nestor's patent is invalid and that Transol does not infringe on it. Nestor was denied a preliminary injunction in the Transol litigation. The Company cannot give assurance that it will be successful in either action.


Item 2:   Changes in Securities

          (c)  Sale of Securities

               The Company issued 2,843,000 shares of its common stock in January 2004 in a series of private placements made to accredited investors, at an aggregate price of $8,529,000. In connection with those private placements, the Company paid an aggregate sales commission of $682,320. The shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act. The net proceeds from the placement will be used for the construction, installation, and maintenance of traffic surveillance systems and for other general corporate purposes. The resale of these shares is registered on Registration Statement on Form S-2 (SEC File No. 333-112359), which was declared effective on April 23, 2004 by the Securities and Exchange Commission. The Company has continuing obligations in connection with the this registration, including causing the registration statement filed to remain continuously effective for two years or, if earlier, until the sale of shares covered by the registration statement is complete and indemnifying the holders from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration.

               On January 14, 2004, the Company entered into a securities purchase agreement with Laurus Master Fund Ltd. ("Laurus"). Pursuant to that agreement, the Company issued to Laurus a convertible note in the principal amount of $1,500,000 that bears interest at the prime rate plus 1.25% (subject to a floor of 5.25% per year) and matures on January 14, 2006. Principal repayments commence May 2004 with $375,000 due in 2004, $1,012,500 due in 2005 and $112,500 due in 2006. The net proceeds from the note will be used for the construction, installation, and maintenance of traffic surveillance systems and for other general corporate purposes. The note may be repaid at the Company's option, in cash or, subject to limitations, through the issuance of shares of its common stock. The Company has an option to pay the monthly amortized amount in shares of its common stock at the fixed conversion price of $3.50 per share if the shares are registered with the Securities and Exchange Commission for public resale and the then current market price is 120% above the fixed conversion price. The Company agreed to file a registration statement with the Commission to register the public resale by Laurus of the common stock to be issued upon conversion of the note and to pay Laurus damages if that registration statement is not declared effective by the Commission by July 30, 2004. The note includes a right of conversion in favor of Laurus. If Laurus exercises its conversion right at any time or from time to time at or prior to maturity, the new note will be convertible into shares of the Company's common stock at the fixed conversion price, subject to adjustments for stock splits, combinations, and dividends. The Note was issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act. In conjunction with this transaction, Sage Investments, Inc. is entitled to a fee of $60,000.

Item 3:   Defaults on Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders - None

Item 5:   Other Information - None

Item 6:   Exhibits and reports on Form 8-K

          (b)  Exhibits


          Exhibit Number      Description


              31.1            Certification  of  principal   executive   officer
                              pursuant  to  Rule   13a-14(a)/15d-14(a)   of  the
                              Securities Exchange Act of 1934, as amended

              31.2            Certification  of  principal   financial   officer
                              pursuant  to  Rule   13a-14(a)/15d-14(a)   of  the
                              Securities Exchange Act of 1934, as amended

              32              Statement Pursuant to 18 U.S.C.ss.1350



          (c)  Reports on Form 8-K

               On January 15, 2004, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K under items 5 and 7 reporting the Silver Star note conversion, the private placement of common stock and transactions with Laurus Master Fund, Ltd., which is hereby incorporated by reference.

               On January 28, 2004, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K under items 5 and 7 reporting the early extinguishment of EDS debt and the private placement of common stock, which is hereby incorporated by reference.

                                    FORM 10-Q


                                  NESTOR, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NESTOR, INC.
                                  (REGISTRANT)

                                  By:       /s/ William B. Danzell
                                      ------------------------------------------
                                       William B. Danzell
                                       President and Chief Executive Officer





DATE:      May 11, 2004           By:      /s/ Claire M. Iacobucci
                                      ------------------------------------------
                                       Claire M. Iacobucci
                                       Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number      Description


     31.1 Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

     31.2 Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

     32             Statement Pursuant to 18 U.S.C.ss.1350