Form 10-Q
period 2004-06-30
NESTOR INC
filed 2004-08-13
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 2004


       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             13-3163744
        ---------------------------    ------------------------------------
          (State of incorporation)     (I.R.S. Employer Identification No.)



           400 Massasoit Avenue; Suite 200; East Providence, RI   02914
       ------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


                                  401-434-5522
                           -------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes          X                     No
                     --------------                    ---------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes                                No           X
                     --------------                    ---------------


            Common stock, par value .01 per share: 18,108,868 shares
                        outstanding as of August 9, 2004

                                  NESTOR, INC.

                                    FORM 10 Q
                                  June 30, 2004

                                      INDEX
--------------------------------------------------------------------------------

                                                                    Page Number
                                                                    -----------
PART 1        FINANCIAL INFORMATION

Item 1 Financial Statements:

       Condensed Consolidated Balance Sheets
       -------------------------------------
       June 30, 2004 (Unaudited) and December 31, 2003                    3


       Condensed Consolidated Statements of Operations (Unaudited)
       -----------------------------------------------------------
       Quarters and six months ended June 30, 2004 and 2003               4


       Condensed Consolidated  Statements of Cash Flows (Unaudited)
       ------------------------------------------------------------
       Six months ended June 30, 2004 and 2003                            5


       Notes to Condensed Consolidated Financial Statements               6
       ----------------------------------------------------


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION                    9


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK          13


ITEM 4   CONTROLS AND PROCEDURES                                         13


PART 2   OTHER INFORMATION                                               14



                                                       NESTOR, INC.
                                          Condensed Consolidated Balance Sheets
                                          -------------------------------------

                                                                          JUNE 30, 2004         DECEMBER 31, 2003
                                                                         --------------         -----------------
                                                                           (UNAUDITED)
                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $   3,047,062             $   5,410,123
    Marketable equity securities                                               995,689                       ---
    Accounts receivable, net                                                   755,721                   521,872
    Unbilled contract revenue                                                  180,771                   158,952
    Inventory                                                                  931,412                   442,298
    Other current assets                                                       183,889                    75,791
                                                                         -------------             -------------
      Total current assets                                                   6,094,544                 6,609,036

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                3,443,565                 3,514,908
    Property and equipment, net of accumulated depreciation                    327,778                   385,165
    Goodwill                                                                 5,580,684                 5,580,684
    Patent development costs, net of accumulated amortization                  172,906                   175,216
    Other long term assets                                                      77,332                    34,425
                                                                         -------------             -------------
TOTAL ASSETS                                                             $  15,696,809             $  16,299,434
                                                                         =============             =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable                                                         $     757,500             $     884,750
    Accounts payable                                                           615,190                   468,289
    Accrued employee compensation                                              342,364                   386,652
    Accrued liabilities                                                        526,510                   745,676
    Leases payable                                                              21,648                   662,541
    Deferred income                                                            371,105                    20,000
    Restructuring reserve                                                        9,386                   146,897
                                                                         -------------             -------------
      Total current liabilities                                              2,643,703                 3,314,805

NONCURRENT LIABILITIES:
    Long term note payable                                                     697,500                 1,030,000
    Long term deferred income                                                   82,072                       ---
    Long term leases payable                                                    18,269                 2,292,384
                                                                         -------------             -------------
      Total liabilities                                                      3,441,544                 6,637,189
                                                                         -------------             -------------

Commitments and contingencies                                                      ---                       ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 180,000 shares at
      June 30, 2004 and 190,000 at December 31, 2003                           180,000                   190,000
    Common stock, $.01 par value, authorized 30,000,000 shares;
      issued and outstanding: 18,020,646 shares at June 30, 2004
      and 13,997,238 shares at December 31, 2003                               180,206                   139,972
    Warrants                                                                 1,381,223                 1,377,251
    Additional paid-in capital                                              59,770,491                49,230,803
    Stock pending issuance                                                         ---                 6,335,877
    Accumulated deficit                                                    (49,256,655)              (47,611,658)
                                                                         --------------            --------------
      Total stockholders' equity                                            12,255,265                 9,662,245
                                                                         -------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  15,696,809             $  16,299,434
                                                                         =============             =============

THE UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.




                                                      Nestor, Inc.
                                     Condensed Consolidated Statements of Operations
                                     -----------------------------------------------
                                                       (Unaudited)


                                                        Quarter Ended June 30,          Six Months Ended June 30,
                                                     -------------------------------    -------------------------
                                                           2004             2003            2004              2003
                                                           ----             ----            ----              ----
Revenues:
      Product royalties                              $       3,124     $       5,205    $      27,674     $      28,455
      Product sales, lease and service fees              1,548,847           438,328        2,623,629           761,805
                                                     -------------     -------------    -------------     -------------
           Total revenues                                1,551,971           443,533        2,651,303           790,260
                                                     -------------     -------------    -------------     -------------

Operating expenses:
      Cost of goods sold                                   952,157           403,934        1,587,348           732,338
      Engineering and operations                           825,143           626,191        1,591,065         1,219,451
      Research and development                              46,003            30,779           92,560            61,668
      Selling and marketing                                163,868           101,777          305,594           169,541
      General and administrative                           501,067           371,761          993,782           715,694
                                                     -------------     -------------    -------------     -------------
           Total operating expenses                      2,488,238         1,534,442        4,570,349         2,898,692
                                                     -------------     -------------    -------------     -------------

Loss from operations                                      (936,267)       (1,090,909)      (1,919,046)       (2,108,432)

Gain on debt extinguishment, net                               ---               ---          508,124               ---
Contract termination reserve                                   ---          (125,000)             ---          (125,000)
Other income (expense) - net                              (183,745)           37,311         (234,075)            9,487
                                                     -------------     -------------    -------------     -------------

Net loss                                             $  (1,120,012)    $  (1,178,598)   $  (1,644,997)    $  (2,223,945)
                                                     =============     =============    =============     =============


Loss per Share:

Loss per share, basic and diluted                    $        (.06)    $        (.08)   $        (.09)    $        (.19)
                                                     ==============    ==============   ==============    =============

Shares used in computing loss per share:
      Basic and diluted                                 18,035,899        13,961,169       18,033,213        11,954,390
                                                     =============     =============    =============     =============


THE UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.



                                                      Nestor, Inc.
                                     Condensed Consolidated Statements of Cash Flows
                                     -----------------------------------------------
                                                       (Unaudited)

                                                                              Six Months Ended June 30,
                                                                     ------------------------------------------
                                                                          2004                        2003
                                                                          ----                        ----
Cash flows from operating activities:
    Net loss                                                         $  (1,644,997)              $  (2,223,945)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization                                     878,521                     351,267
         Loss on disposal of fixed assets                                      ---                       5,291
         Gain on extinguishment of debt                                   (508,124)                        ---
         Unrealized loss on marketable equity securities                   163,009                         ---
         Dividends reinvested                                              (15,457)                        ---
         Expenses charged to operations relating to options,
          warrants and capital transactions                                 53,242                      53,242
         Increase (decrease) in cash arising from
          changes in assets and liabilities:
           Accounts receivable, net                                       (233,849)                   (144,078)
           Unbilled contract revenue                                       (21,819)                      1,127
           Inventory                                                      (496,834)                   (209,172)
           Other assets                                                    (90,005)                    120,167
           Accounts payable and accrued expenses                           (88,320)                   (342,135)
           Deferred income                                                 433,177                         ---
           Restructuring reserve                                          (137,511)                    (81,611)
                                                                     --------------              --------------

           Net cash used by operating activities                        (1,708,967)                 (2,469,847)
                                                                     --------------              --------------

Cash flows from investing activities:
    Investment in marketable equity securities                          (1,500,000)                        ---
    Liquidation of marketable equity securities                            356,759                         ---
    Investment in capitalized systems                                     (677,530)                 (1,068,612)
    Purchase of property and equipment                                     (57,095)                    (31,819)
    Patent developments costs                                               (5,136)                    (24,803)
                                                                     --------------              --------------

           Net cash used by investing activities                        (1,883,002)                 (1,125,234)
                                                                     --------------              --------------

Cash flows from financing activities:
    Repayment of obligations under capital leases                       (2,260,471)                     (9,801)
    Repayment of note payable                                              (45,000)                        ---
    Proceeds from note payable                                              98,028                         ---
    Proceeds from issuance of common stock - net                         3,436,351                   4,001,997
                                                                     -------------               -------------

           Net cash provided by financing activities                     1,228,908                   3,992,196
                                                                     -------------               -------------

Net change in cash and cash equivalents                                 (2,363,061)                    397,115

Cash and cash equivalents - beginning of period                          5,410,123                     308,894
                                                                     -------------               -------------

Cash and cash equivalents - end of period                            $   3,047,062               $     706,009
                                                                     =============               =============

Supplemental cash flows information
    Interest paid                                                    $      46,735               $       4,565
                                                                     =============               =============

    Income taxes paid                                                $         ---               $         ---
                                                                     =============               =============



THE UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2004


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

          B. Liquidity and management's plans
          The Company has incurred significant losses to date and at June 30, 2004 has an accumulated deficit. Management believes that the significant financing obtained in 2003 and early 2004, the resulting improved liquidity and current contracts with municipalities will enable the Company to continue the development and upgrading of its products and sustain operations through the end of 2004. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, or that the Company's product development and marketing efforts will be successful.

Note 2 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

          Deferred income at December 31, 2003, and certain operating expenses reported at June 30, 2003 have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on results of operations.

          Marketable equity securities - The Company's marketable equity securities consist of investments in closed-end insured municipal and international bond funds. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

          Deferred income - Certain customer contracts allow the Company to bill and/or collect payment prior to the performance of services, resulting in deferred revenue.

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

Note 3 -  Master Lease Agreement:
          The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. ("GE"). NTS received $240,000 from GE on behalf of DelDOT under this sales-type lease on April 27, 2004 pursuant its Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.

Note 4 -  Stock Options:
          The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure". Had compensation cost for the Company's stock options been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and loss per share would have approximated the following pro forma amounts:


                                               Quarter Ended June 30,            Six Months Ended June 30,
                                           ------------------------------     ------------------------------
                                                  2004            2003             2004              2003
                                                  ----            ----             ----              ----

          Net loss, as reported            $  (1,120,012)   $  (1,178,598)    $  (1,644,997)   $  (2,223,945)
          Add:  Total stock-based
           employee compensation
           expense determined under
           fair value based method for
           all awards, net of related
           tax effects                          (392,231)         (14,598)         (401,198)         (28,095)
                                           --------------   --------------    --------------   --------------
          Pro forma net loss               $  (1,512,243)   $  (1,193,196)    $  (2,046,195)   $  (2,252,040)
          Pro forma net loss per share:
           Basic and diluted               $       (.08)    $        (.09)    $        (.11)   $        (.19)


          The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 1.158; a risk-fee interest rate of 1.6-6.8%; and an expected option holding period of 8 years.

          On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan, which provides for the grant of awards to employees, officers and directors. Subject to adjustments for changes in the Company's common stock and other events, the stock plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards.

Note 5 -  Litigation:
          On July 13, 2004, the Company filed an additional lawsuit for patent infringement against Redflex Traffic Systems, Inc. In addition, Nestor notified Transol USA, Inc., that it will bring additional like claims for patent infringement against Transol USA, Inc. Original infringement claims against these Australian-based competitors were filed by Nestor in November 2003, alleging infringement of Nestor's U.S. Patent No. 6,188,329. The additional claims filed and asserted allege infringement of U.S. Patent No. 6,754,663, issued to Nestor on June 22, 2004. The claims against Redflex are pending in US District Court, District of Rhode Island. The original claims against Transol are pending in US District Court, Central District of California. The Company cannot give assurance that we will be successful in either action.

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

The Company's quarterly revenues and operating results have varied significantly in the past due to the timing of new customer contracts and approaches installed, and the Company expects such fluctuations to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of the Company's future performance. No assurance can be given that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future.



EXECUTIVE SUMMARY

The Company primarily operates through Nestor Traffic Systems, Inc. (NTS), a wholly owned subsidiary. Its leading product is its CrossingGuard video-based red light enforcement system and services. CrossingGuard is marketed, maintained, and distributed through direct sales to states and municipalities in the United States.

The following is a summary of key performance measurements monitored by management:



                                                 Quarter Ended June 30,               Six Months Ended June 30,
                                           ---------------------------------      ----------------------------------
                                                2004                 2003              2004                 2003
                                                ----                 ----              ----                 ----
Financial:
    Revenue                               $   1,552,000       $     444,000       $   2,651,000      $      790,000
    Loss from operations                        936,000           1,091,000           1,919,000           2,108,000
    Net loss                                  1,120,000           1,179,000           1,645,000           2,224,000
    Additional investment in
       capitalized systems                      431,000             532,000             678,000           1,069,000
    Cash and marketable equity securities                                             4,043,000             706,000
    Working capital (deficit)                                                         3,451,000            (705,000)


Number of CrossingGuard Approaches:
     Installed and operational                                                               95                  60
     Planned under existing contracts                                                       140                  75
                                                                                  -------------      --------------
     Total installed and planned                                                            235                 135


*    At end of period.


Management considers following goals to be of highest importance to the Company in 2004: o Aggressively market CrossingGuard to states and municipalities o Identify and develop strategic relationships to jointly offer related products and services o Improve technology and performance to maximize revenue per approach o Vigorously defend our patented technology from infringement


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Unbilled contract revenue
-------------------------

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

Revenue Recognition
-------------------

Revenue is derived mainly from the lease of products which incorporate NTS's software and the delivery of services based upon such products. Product license and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment (either under direct sales or lease agreements), postcontract customer processing and support services, and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, the Company's operating results may be significantly and negatively affected.

Long Term Asset Impairment
--------------------------

In assessing the recoverability of the Company's long term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine the fair value. If these estimates change in the future, the Company may be required to record impairment charges that were not previously recorded.


LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital
---------------------------------

The Company had consolidated cash, cash equivalents and marketable equity securities totaling $4,043,000 at June 30, 2004 as compared with $5,410,000 at December 31, 2003. At June 30, 2004, the Company had working capital of $3,451,000 as compared with $3,294,000 at December 31, 2003.

The Company's net worth at June 30, 2004 was $12,255,000, as compared with a net worth of $9,662,000 at December 31, 2003. The increase in net worth is primarily the result of private placement equity transactions and conversion of the Laurus 2003 Note, both in January 2004, offset by the net operating loss reported for the period.

The Company continues to seek additional sources of equity and debt to be prepared for the development of new growth opportunities.


Future Commitments
------------------

For the six months ended June 30, 2004, the Company invested $678,000 in capitalized systems, $178,000 in system costs expensed under sales-type lease accounting for Delaware approaches, and $80,000 in pre-construction mobilization (system) costs for Baltimore, as compared to $1,069,000, $0, and $0 in the same period last year. Management expects that NTS will make future commitments for systems related to its CrossingGuard contracts.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2004, the Company realized consolidated revenues totaling $1,552,000 and expenses of $2,488,000, which resulted in a consolidated operating loss for the quarter of $936,000. The Company reported a consolidated net loss of $1,120,000 for the current quarter after recording $184,000 of other expenses. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $443,000 and $1,534,000, respectively, resulting in a consolidated operating loss of $1,091,000; and after a contract termination reserve of $125,000 and other income of $37,000, the Company reported a net loss of $1,179,000. For the six-month period ended June 30, 2004, the Company realized consolidated revenues totaling $2,651,000 and expenses of $4,570,000, which resulted in a consolidated operating loss for the six-month period of $1,919,000. The Company reported a consolidated net loss of $1,645,000 for the six-month period after gain on extinguishment of debt of $508,000 and other net expenses of $234,000. In the corresponding six-month period of the prior year, consolidated revenues and expenses totaled $790,000 and $2,898,000, respectively, producing a loss from operations of $2,108,000, and after contract termination reserve of $125,000 other net income of $9,000, the Company reported a net loss of $2,224,000.

Revenues
--------

During the quarter ended June 30, 2004, consolidated revenues increased $1,109,000 (250%) to $1,552,000 from $443,000 in the quarter ended June 30,
2003. This increase is attributable to the installed approach base increasing more than 50% between the two quarters, the commencement of revenues under our agreement with ACS for the City of Baltimore and $240,000 recorded under sales-type lease accounting for Delaware approaches installed during the current quarter. During the six months ended June 30, 2004, consolidated revenues increased 236% to $2,651,000 from $790,000 in the prior year.



Operating Expenses
------------------

Total operating expenses amounted to $2,488,000 in the quarter ended June 30, 2004, an increase of $954,000 (62%) from total operating costs of $1,534,000 in the corresponding quarter of the prior year. Operating expenses totaled
$4,570,000 in the six-month period ended June 30, 2004, an increase of $1,672,000 (58%) from the $2,898,000 reported for the corresponding period of the prior year. The 2004 operating expenses reflect higher costs required to support the substantial growth of installed approaches and patent lawsuit defense expenses, which began in the fourth quarter of 2003.

Cost of Goods Sold
------------------

Cost of goods sold (CGS) totaled $952,000 in the quarter ended June 30, 2004 as compared to $404,000 in the prior year quarter. CGS totaled $1,587,000 in the six-month period ended June 30, 2004 as compared to $732,000 reported for the corresponding period of the prior year. The 2004 CGS reflects higher amortization and direct support costs resulting from the increase in installed approaches, costs associated with ACS revenue recognized in the current quarter and the cost of Delaware systems installed under sales-type lease accounting.

Engineering and Operations
--------------------------

Costs related to engineering and operations totaled $825,000 in the quarter ended June 30, 2004, as compared to $626,000 in the corresponding quarter of the prior year. During the six-months ended June 30, 2004, engineering costs were $1,591,000 as compared to $1,219,000 in the prior year. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. This expense increased in 2004, as there were more customers and installations to support.

Research and Development
------------------------

Research and development expenses totaled $46,000 in the quarter ended June 30, 2004, as compared with $31,000 in the year-earlier period. During the six-months ended June 30, 2004, research and development costs were $93,000 as compared to $62,000 in the prior year. The cost increase is directly attributable to materials purchased in support of research activities.

Selling and Marketing
---------------------

Selling and marketing costs totaled $164,000 in the quarter ended June 30, 2004, as compared with $102,000 in the corresponding quarter of the prior year. During the six-months ended June 30, 2004, selling and marketing costs were $306,000 as compared to $170,000 in the prior year. The increase reflects a more aggressive marketing effort, including the use of consultants in targeted areas.

General and Administrative
--------------------------

General and administrative expenses totaled $501,000 in the quarter ended June 30, 2004, as compared with $372,000 in the corresponding quarter of the prior year. The $129,000 increase over last year substantially related to ongoing patent infringement legal expenses, which amounted to $107,000 during the current quarter. General and administrative expenses totaled $994,000 in the six-month period ended June 30, 2004, as compared to $716,000 in the corresponding period of the prior year. The $278,000 (39%) increase over last year again substantially reflects costs of ongoing patent infringement legal expenses, which were $216,000 for the six months ending June 30, 2004.

Contract Termination Reserve
----------------------------

A significant customer contract in the Rail line of business may be terminated by the customer prior to its completion as a result of the Company's 2002 reorganization and decision to focus on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees for the quarter ended June 30, 2003.

Other Expense - Net
-------------------

Other expenses totaled $184,000 in the quarter ended June 30, 2004, as compared with other income of $37,000 in the corresponding quarter of the prior year, an increase of $221,000 (597%). The higher current year quarter includes an unrealized loss of $152,000 on marketable equity security positions and $20,000 of interest expense on the Laurus note. The prior year quarter includes $64,000 of other income as a result of a favorable settlement in a vendor dispute. Other expenses were $234,000 in the six-month period ended June 30, 2004, as compared to other income of $9,000 in the corresponding period of the prior year. The current year includes an unrealized loss on marketable equity securities of $163,000 and Laurus note interest expense of $37,000.

Loss Per Share
--------------

During the quarter ended June 30, 2004, the Company reported a net loss of $1,120,000, or ($.06) per share as compared with a net loss of $1,179,000, or ($.08) per share in the corresponding period of the prior year. During the quarter ended June 30, 2004, there were outstanding 18,036,000 basic and diluted shares of common stock as compared with 13,961,000 basic and diluted shares during the corresponding quarter of the previous year. During the six months ended June 30, 2004, the Company reported a net loss of $1,645,000 and ($.09) per share as compared with a net loss of $2,224,000, or ($.19) per share in the corresponding period of the prior year. During the six months ended June 30, 2004, there were outstanding 18,033,000 basic and diluted shares of common stock as compared with 11,954,000 basic and diluted shares during the corresponding period of the previous year. The increase in the outstanding shares reflects the additional shares issued in January 2004 relating to the Laurus and Silver Star note conversions and the private placement equity transactions.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's marketable equity securities (primarily insured municipal and international bond funds), valued at $996,000 at June 30, 2004, are exposed to market risk due to changes in U.S. interest rates and fluctuations in foreign currency exchange rates. The primary objective of the Company's investment activities is the preservation of principal while maximizing investment income. The Company's exposure to this risk is moderately high in the short-term, although the risk may be able to be managed if the securities are not required to be sold when a loss will be realized. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

The Company also has a convertible note payable at prime plus 1.25% through its January 2006 maturity. Management assesses the exposure to this risk as immaterial.


ITEM 4:  CONTROLS AND PROCEDURES

Nestor, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, the Company's disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2:    OTHER INFORMATION
                                  NESTOR, INC.

                           FORM 10 Q - June 30, 2004


Item 1:   Legal Proceedings

          On July 13, 2004, the Company filed an additional lawsuit for patent infringement against Redflex Traffic Systems, Inc. In addition, Nestor notified Transol USA, Inc., that it will bring additional like claims for patent infringement against Transol USA, Inc. Original infringement claims against these Australian-based competitors were filed by Nestor in November 2003, alleging infringement of Nestor's U.S. Patent No. 6,188,329. The additional claims filed and asserted allege infringement of U.S. Patent No. 6,754,663, issued to Nestor on June 22, 2004. The claims against Redflex are pending in US District Court, District of Rhode Island. The original claims against Transol are pending in US District Court, Central District of California. The Company cannot give assurance that we will be successful in either action.

Item 2:   Changes in Securities - none

Item 3:   Defaults on Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders

          The Registrant's annual meeting of stockholders was held on June 24, 2004. The matters voted upon at such meeting and the number of shares cast for or against are as follows:

          1. The stockholders elected the following directors to serve for a term of one year: George L. Ball, James S. Bennett, Albert H. Cox, Jr., Wililam B. Danzell, Terry E. Fields, Robert G. Flanders, Jr., William J. Gilbane, Jr., David N. Jordan, Donald
               R. Sweitzer by the following votes.

                                              For            Withheld
                                              ---            --------
                George L. Ball             15,073,748        790,027
                James S. Bennett           15,858,435          5,340
                Albert H. Cox, Jr.         15,858,435          5,340
                William B. Danzell         15,149,035        714,740
                Terry E. Fields            15,858,435          5,340
                Robert G. Flanders, Jr.    15,858,435          5,340
                William J. Gilbane, Jr.    15,858,435          5,340
                David N. Jordan            15,149,035        714,740
                Donald R. Sweitzer         15,858,435          5,340

               No abstentions or broker non-votes were recorded on the election of directors.

          2. Approve proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock, par value $.01 per share, that the Company has authority to issue to from Twenty Million (20,000,000) shares to Thirty Million (30,000,000) shares.

                        For: 15,736,033          Against:            124,346
                        Abstain:  3,396          Broker Non-votes:         0

          3. Approve the 2004 Stock Incentive Plan and reserve 4,500,000 shares for issuance under the plan.

                        For: 12,209,486          Against:            220,446
                        Abstain:  7,521          Broker Non-votes: 3,426,322

          4. Ratify the appointment of Carlin, Charron & Rosen, LLP as independent auditors of the Company for 2004.

                        For: 15,828,887          Against:             11,960
                        Abstain: 22,928          Broker Non-votes:         0


Item 5:   Other Information - None

Item 6:   Exhibits and reports on Form 8-K

          (b)  Exhibits


          Exhibit Number        Description
          --------------        -----------
               31.1           Certification  of  principal   executive   officer
                              pursuant  to  Rule   13a-14(a)/15d-14(a)   of  the
                              Securities Exchange Act of 1934, as amended

               31.2           Certification  of  principal   financial   officer
                              pursuant  to  Rule   13a-14(a)/15d-14(a)   of  the
                              Securities Exchange Act of 1934, as amended

               32             Statement Pursuant to 18 U.S.C.ss.1350



          (c) Reports on Form 8-K

          On June 8, 2004, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K under items 5 and 7 reporting the announcement of first quarter results, appointment of new chief financial officer and call-in number to listen to annual meeting of shareholders, which is hereby incorporated by reference.

          On June 30, 2004, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K under items 5 and 7 reporting the increase in authorized capital, increase in number of directors, election of new directors and adoption of 2004 stock incentive plan, which is hereby incorporated by reference.

          On July 23, 2004, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K under items 5 and 7 reporting the clarification of CEO's statements, which is hereby incorporated by reference.

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

                                      NESTOR, INC.
                                      (REGISTRANT)

                                      By:       /s/ William B. Danzell
                                          --------------------------------------
                                           William B. Danzell
                                           President and Chief Executive Officer





DATE:      August 13, 2004            By:      /s/ Claire M. Iacobucci
                                          --------------------------------------
                                           Claire M. Iacobucci
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


          Exhibit Number        Description
          --------------        -----------
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