Form 10-Q
period 2004-09-30
NESTOR INC
filed 2004-11-15
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 2004

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  13-3163744
     -------------------------------          -------------------------------
         (State of incorporation)                     (I.R.S. Employer
                                                     Identification No.)


400 Massasoit Avenue; Suite 200; East Providence, RI             02914
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                  401-434-5522
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X         No
                           ------          ------


    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

                        Yes             No    X
                           ------          ------



            Common stock, par value .01 per share: 18,673,498 shares
                       outstanding as of November 9, 2004

                                  NESTOR, INC.

                                    FORM 10 Q
                               September 30, 2004

                                      INDEX
--------------------------------------------------------------------------------
                                                                          Page
                                                                         Number
                                                                         ------
PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets
        -------------------------------------
        September 30, 2004 (Unaudited) and December 31, 2003               3


        Condensed Consolidated Statements of Operations (Unaudited)
        -----------------------------------------------------------
        Quarters and nine months ended September 30, 2004 and 2003         4


        Condensed Consolidated  Statements of Cash Flows (Unaudited)
        -----------------------------------------------------------
        Nine months ended September 30, 2004 and 2003                      5


        Notes to Condensed Consolidated Financial Statements               6
        ----------------------------------------------------


Item 2  Management's Discussion and Analysis of
        Results of Operations and Financial Condition                     10

Item 3  Quantitative and Qualitative Disclosure of Market Risk            14

Item 4  Controls and Procedures                                           15


PART 2  OTHER INFORMATION                                                 16




                                                        NESTOR, INC.
                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------

                                                                     SEPTEMBER  30, 2004       DECEMBER 31, 2003
                                                                         (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $   1,702,862             $   5,410,123
    Marketable equity securities                                             1,071,887                       ---
    Accounts receivable, net                                                   800,049                   521,872
    Unbilled contract revenue                                                  209,729                   158,952
    Inventory                                                                  835,140                   442,298
    Other current assets                                                       205,955                    75,791
                                                                         -------------             -------------
      Total current assets                                                   4,825,622                 6,609,036

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                3,911,749                 3,514,908
    Property and equipment, net of accumulated depreciation                    375,563                   385,165
    Goodwill                                                                 5,580,684                 5,580,684
    Patent development costs, net of accumulated amortization                  167,571                   175,216
    Other long term assets                                                      62,541                    34,425
                                                                         -------------             -------------
TOTAL ASSETS                                                             $  14,923,730             $  16,299,434
                                                                         =============             =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable                                                         $     817,500             $     884,750
    Accounts payable                                                           725,257                   468,289
    Accrued employee compensation                                              416,252                   386,652
    Accrued liabilities                                                        860,675                   745,676
    Leases payable                                                              21,648                   662,541
    Deferred income                                                             91,667                    20,000
    Restructuring reserve                                                          ---                   146,897
                                                                         -------------             -------------
      Total current liabilities                                              2,932,999                 3,314,805

NONCURRENT LIABILITIES:
    Long term note payable                                                     427,500                 1,030,000
    Long term deferred income                                                   63,889                       ---
    Long term leases payable                                                    17,159                 2,292,384
                                                                         -------------             -------------
      Total liabilities                                                      3,441,547                 6,637,189
                                                                         -------------             -------------

Commitments and contingencies                                                      ---                       ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 180,000 shares at
      September 30, 2004 and 190,000 at December 31, 2003                      180,000                   190,000
    Common stock, $.01 par value, authorized 30,000,000 shares;
      issued and outstanding: 18,274,380 shares at September 30, 2004
      and 13,997,238 shares at December 31, 2003                               182,744                   139,972
    Warrants                                                                   160,015                 1,377,251
    Additional paid-in capital                                              61,084,635                49,230,803
    Stock pending issuance                                                         ---                 6,335,877
    Accumulated deficit                                                    (50,125,211)              (47,611,658)
                                                                         --------------            --------------
      Total stockholders' equity                                            11,482,183                 9,662,245

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  14,923,730             $  16,299,434

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                        NESTOR, INC.
                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------
                                                        (Unaudited)


                                                       Quarter Ended Sept.  30,         Nine Months Ended Sept.  30,
                                                     -------------------------------    ----------------------------
                                                           2004             2003            2004              2003
                                                           ----             ----            ----              ----
Revenues:
      Product royalties                              $       6,333     $         ---    $      34,007     $      28,455
      Product sales, lease and service fees              1,826,664           793,004        4,450,293         1,554,809
                                                     -------------     -------------    -------------     -------------
           Total revenues                                1,832,997           793,004        4,484,300         1,583,264
                                                     -------------     -------------    -------------     -------------

Operating expenses:
      Cost of goods sold                                 1,037,375           443,408        2,624,723         1,176,359
      Engineering and operations                           873,259           614,297        2,464,324         1,833,135
      Research and development                              32,513            30,440          125,073            92,108
      Selling and marketing                                190,886            97,908          496,480           267,449
      General and administrative                           606,466           529,275        1,600,248         1,244,969
                                                     -------------     -------------    -------------     -------------
           Total operating expenses                      2,740,499         1,715,328        7,310,848         4,614,020
                                                     -------------     -------------    -------------     -------------

Loss from operations                                      (907,502)         (922,324)      (2,826,548)       (3,030,756)

Gain on debt extinguishment, net                               ---               ---          508,124               ---
Contract termination reserve                                   ---               ---              ---          (125,000)
Other income/(expense) - net                                38,946          (152,208)        (195,129)         (142,721)
                                                     -------------     -------------    -------------     -------------

Net loss                                             $    (868,556)    $  (1,074,532)   $  (2,513,553)    $  (3,298,477)
                                                     =============     =============    =============     =============


Loss per Share:

Loss per share, basic and diluted                    $       (0.05)    $       (0.08)   $       (0.14)    $       (0.26)
                                                     =============     =============    =============     =============

Shares used in computing loss per share:
      Basic and diluted                                 18,208,242        13,961,238       18,091,556        12,623,363
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



                                                         Nestor, Inc.
                                        Condensed Consolidated Statements of Cash Flows
                                        -----------------------------------------------
                                                          (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                     -------------------------------------------
                                                                          2004                        2003
                                                                          ----                        ----
Cash flows from operating activities:
    Net loss                                                         $  (2,513,553)              $  (3,298,477)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization                                   1,331,748                     604,832
         Loss on disposal of fixed assets                                    5,378                       5,291
         Gain on extinguishment of debt                                   (508,124)                        ---
         Realized loss on marketable equity securities                      96,367                         ---
         Unrealized loss on marketable equity securities                     5,276                         ---
         Dividends reinvested                                              (30,289)                        ---
         Expenses charged to operations relating to options,
          warrants and capital transactions                                 62,115                      93,061
         Increase (decrease) in cash arising from
          changes in assets and liabilities:
           Accounts receivable, net                                       (278,177)                   (371,229)
           Unbilled contract revenue                                       (50,777)                    (64,101)
           Inventory                                                      (400,562)                   (171,706)
           Other assets                                                    (97,280)                   (158,666)
           Accounts payable and accrued expenses                           429,800                    (194,152)
           Deferred income                                                 135,556                      75,000
           Restructuring reserve                                          (146,897)                   (127,418)
                                                                     --------------              --------------

           Net cash used by operating activities                        (1,959,419)                 (3,607,565)
                                                                     --------------              --------------

Cash flows from investing activities:
    Investment in marketable equity securities                          (1,500,000)                        ---
    Liquidation of marketable securities                                   356,759                         ---
    Investment in capitalized systems                                   (1,519,306)                 (1,869,763)
    Purchase of property and equipment                                    (184,061)                    (54,000)
    Patent developments costs                                               (5,633)                    (33,119)
                                                                     --------------              --------------

           Net cash used by investing activities                        (2,852,241)                 (1,956,882)
                                                                     --------------              --------------

Cash flows from financing activities:
    Repayment of obligations under capital leases                       (2,261,581)                    (99,155)
    Proceeds from note payable                                              98,028                   2,000,000
    Repayment of note payable                                             (195,000)                        ---
    Proceeds from issuance of common stock - net                         3,462,952                   4,001,997
                                                                     -------------               -------------

           Net cash provided by financing activities                     1,104,399                   5,902,842
                                                                     -------------               -------------

Net change in cash and cash equivalents                                 (3,707,261)                    338,395

Cash and cash equivalents - beginning of period                          5,410,123                     308,894
                                                                     -------------               -------------

Cash and cash equivalents - end of period                            $   1,702,862               $     647,289
                                                                     =============               =============

Supplemental cash flows information
    Interest paid                                                    $      80,307               $      84,172
                                                                     =============               =============

    Income taxes paid                                                $         ---               $         ---
                                                                     =============               =============



The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2004


Note 1 -       Nature of Operations:
               A. Organization
               Nestor, Inc. (the "Company") was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how, which the Company acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, the Company ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003. The Company's principal office is located in East Providence, RI.

               The Company's current focus is to offer customers products and services to be utilized in intelligent traffic management applications. Its leading product is its CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS.

               B. Liquidity and management's plans
               The Company has incurred significant losses to date and at September 30, 2004 has an accumulated deficit. Management believes that the significant financing obtained in 2003 and 2004, the resulting improved liquidity and current contracts with municipalities will enable the Company to continue the development and upgrading of its products and sustain operations through the end of 2004. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, or that the Company's product development and marketing efforts will be successful.

Note 2 -       Basis of Presentation:
               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

               Deferred income at December 31, 2003, and certain operating expenses reported at September 30, 2003 have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on results of operations.

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



Note 3 -       Master Lease Agreement:
               The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. ("GE"). Under this sales-type lease agreement, NTS received $240,000 on April 27, 2004 and another $240,000 on September 17, 2004, from GE on behalf of DelDOT pursuant to its Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.



Note 4 -       Equity Transactions and Debt Conversions:
               During the quarter ended September 30, 2004, all warrants with an expiration date of August 1, 2004 were exercised on a cashless basis. This resulted in Company issuing 136,292 shares of its common stock at conversion prices from $3.98 to $4.28 per share in exchange for 269,856 warrants with exercise prices from $.49 to $2.65 per share. The Company also reclassified $850,000 related to these warrants and $375,000 related to other expired warrants from warrants to additional paid-in capital on the balance sheet.

               Additionally during the quarter, Laurus Master Fund, Ltd. exercised their 140,000 warrants with exercise prices from $1.78 to $2.25 per share on a cashless basis, resulting in the Company issuing 76,466 shares of its common stock at a conversion price of $4.18 per share. Laurus also converted $60,000 due on its convertible note to 17,143 shares of Nestor common stock.

               During the period October 6 through November 3, 2004, Laurus converted their remaining $1,245,000 note balance into 355,714 shares of Nestor common stock.



Note 5 -       Stock Options:
               The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and
               Disclosure". Had compensation cost for the Company's stock options been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and loss per share would have approximated the following pro forma amounts:


                                                   Quarter Ended September 30,      Nine Months Ended September 30,
                                                 ------------------------------     -------------------------------
                                                        2004            2003             2004              2003
                                                        ----            ----             ----                 ----

               Net loss, as reported              $  (868,556)    $  (1,074,532)    $  (2,513,553)   $  (3,298,477)
               Add:  Total stock-based
                 employee compensation
                 expense determined under
                 fair value based method for
                 all awards, net of related
                 tax effects                          (96,800)          (14,210)         (491,380)         (42,305)
                                                  -----------     -------------     -------------    -------------
               Pro forma net loss                 $  (965,356)    $  (1,088,742)    $  (3,004,933)   $  (3,340,782)
               Pro forma net loss per share:
                Basic and diluted                 $      (.05)    $        (.08)    $        (.17)   $        (.26)

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

Note 6 -       Private Placement of Senior Convertible Notes:
               On November 5 and 9, 2004, the Company completed the sale of $6,000,000 aggregate principal amount of its 5% Senior Convertible Notes due October 31, 2007 (the "Senior Convertible Notes") in a private placement. The Senior Convertible Notes are convertible into Nestor common stock at the option of the investors at $5.82 per share and accrue interest at 5% per year. The Company must make quarterly interest-only payments until the Senior Convertible Notes are either paid in full or are converted into common stock. At the option of the holders, all amounts due may be accelerated upon certain events of default, including failures to pay principal or interest when due, breach of covenants that remain uncured after notice, bankruptcy of the Company or certain similar events and defaults under other material credit arrangements.

               The Company may, at its option, redeem the Senior Convertible Notes in whole or in part, at a redemption price of 105% before November 1, 2005, 102.5% before November 1, 2006, and 101% thereafter, plus unpaid interest, upon 30 to 60 days prior written notice. The Company is obligated to offer to repurchase the Senior Convertible Notes at the then-current redemption price in the event of a change in control of the Company or upon the occurrence certain financing events. In connection with the Senior Convertible Notes, the Company issued a warrant to a placement agent for the purchase of 60,000 shares of common stock at $5.21 per share exercisable through October 31, 2009.

               Pursuant to a registration rights agreement between the Company and the investors, the Company has agreed to file a registration statement with the SEC registering the resale of the shares of the Company's common stock underlying the Senior Convertible Notes. Pursuant to the terms of the warrant, the Company has agreed to include the resale of the shares of the Company's common stock underlying the warrant in future registration statements upon the request of such holder.

Note 7 -       Litigation:

               On July 13, 2004, the Company filed a second lawsuit for patent infringement against Redflex Traffic Systems, Inc. but subsequently withdrew this claim without prejudice. In addition, Nestor amended its pending lawsuit against Transol USA, Inc., to assert like claims for patent infringement. Original infringement claims against these Australian-based competitors were filed by Nestor in November 2003, alleging infringement of Nestor's U.S. Patent No. 6,188,329 and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The additional lawsuit filed against Redflex, and the amended claims asserted against Transol, allege infringement of U.S. Patent No. 6,754,663, issued to Nestor on June 22, 2004. The original lawsuit against Redflex is pending in US District Court, District of Rhode Island. The lawsuit against Transol is pending in US
               District Court, Central District of California. The Company cannot give assurance that we will be successful in either action.

ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

PROSPECTIVE STATEMENTS

The following discussion includes and incorporates "forward-looking statements" within the meaning of Section 27A of the Securities and Exchange Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in Exhibit 99.1.

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission.

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



EXECUTIVE SUMMARY

The Company primarily operates through Nestor Traffic Systems, Inc. (NTS), a wholly owned subsidiary. Its leading product is its CrossingGuard video-based red light enforcement system and services. CrossingGuard is marketed, maintained, and distributed through direct sales to states and municipalities in the United States. In August 2004, NTS entered into a distributorship agreement with Vitronic Machine Vision Ltd. for exclusive rights to market and sell PoliScan, a speed enforcement system, throughout the United States, Canada and Mexico, subject to minimum sales goals.

The following is a summary of key performance measurements monitored by management:

                                               Quarter Ended September 30,      Nine Months Ended September 30,
                                             -----------------------------     -------------------------------
                                                 2004             2003               2004             2003
                                                 ----             ----               ----             ----
Financial:
    Revenue                                 $  1,833,000    $    793,000         $  4,484,000    $  1,583,000
    Loss from operations                         908,000         922,000            2,827,000       3,031,000
    Net loss                                     869,000       1,075,000            2,514,000       3,298,000
    Additional investment in
       capitalized systems                       842,000         801,000            1,519,000       1,870,000
    Cash and marketable equity securities                                           2,775,000         647,000
    Working capital (deficit)                                                       1,893,000      (1,159,000)


Number of CrossingGuard Approaches*:                                                      102              70
    Installed and operational
    Planned under existing contracts                                                      127              65
                                                                                  ------------    ------------
    Total installed and planned                                                           229             135


*   At end of period.


The management team focus is to expand the Company's market share in the emerging traffic safety market: The Company plans to expand that market share by:

     o Continuing to aggressively market CrossingGuard video-based red light enforcement systems and services to states and municipalities for red light enforcement and safety

     o    Implementing  a  marketing  program  for  PoliScan  speed  enforcement
          systems  and   services  to  states  and   municipalities   for  speed
          enforcement and safety

     o Enhancing and seeking patents for our traffic safety technology to maintain or improve our position and competitive advantages in the industry

     o    Vigorously   defending  our  patented   technology  from  competitors'
          infringement



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


LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

The Company had consolidated cash, cash equivalents and marketable equity securities totaling $2,775,000 at September 30, 2004 as compared with $5,410,000 at December 31, 2003. At September 30, 2004, the Company had working capital of $1,893,000 as compared with $3,294,000 at December 31, 2003.

The Company's net worth at September 30, 2004 was $11,482,000, as compared with a net worth of $9,662,000 at December 31, 2003. The increase in net worth is primarily the result of private placement equity transactions and conversion of the Laurus 2003 Note, both in January 2004, offset by the net operating loss reported for the period.

The Company continues to seek additional sources of equity and debt to be prepared for the development of new growth opportunities. On November 5 and 9, 2004, the Company completed the sale of $6,000,000 aggregate principal amount of its 5% Senior Convertible Notes due October 31, 2007.

Future Commitments

For the nine months ended September 30, 2004, the Company invested $1,519,000 in capitalized systems, $348,000 in system costs expensed under sales-type lease accounting for Delaware approaches, and $233,000 in pre-construction mobilization (system) costs for Baltimore, as compared to $1,870,000, $0, and $0 in the same period last year. Management expects that NTS will make future commitments for systems related to its CrossingGuard contracts.

Results of Operations

For the quarter ended September 30, 2004, the Company realized consolidated revenues totaling $1,833,000 and expenses of $2,740,000, which resulted in a consolidated operating loss for the quarter of $908,000. The Company reported a consolidated net loss of $869,000 for the current quarter after recording $39,000 of other income-net. In the corresponding quarter of the prior year, consolidated revenues and expenses totaled $793,000 and $1,715,000, respectively, resulting in net loss of $1,075,000 after application of $153,000 of other expenses.

For the nine month period ended September 30, 2004, the Company realized consolidated revenues totaling $4,484,000 and expenses of $7,311,000, which resulted in a consolidated operating loss for the nine month period of $2,826,000. The Company reported a consolidated net loss of $2,514,000 for the nine month period after gain on extinguishment of debt of $508,000 and other net expenses of $195,000. In the corresponding nine month period of the prior year, consolidated revenues and expenses totaled $1,583,000 and $4,614,000, respectively, producing a loss from operations of $3,031,000, and after contract termination reserve of $125,000 and other net expense of $142,000, the Company reported a net loss of $3,298,000.

Revenues
--------
During the quarter ended September 30, 2004, consolidated revenues increased $1,040,000 (131%) to $1,833,000 from $793,000 in the quarter ended September 30,
2003. This increase is attributable to the installed approach base increasing 46% between the two quarters, the commencement of revenues under our agreement with ACS for the City of Baltimore and $240,000 recorded under sales-type lease accounting for Delaware approaches installed during the current quarter. During the nine months ended September 30, 2004, consolidated revenues increased 183% to $4,484,000 from $1,583,000 in the prior year. This increase is largely attributable to revenue generated as a result of our agreement with ACS for the Baltimore agreement, our sales-type lease arrangement with Delaware and a marked increase in the installed approach base.

Operating Expenses
------------------
Total operating expenses amounted to $2,740,000 in the quarter ended September 30, 2004, an increase of $1,025,000 (60%) from total operating costs of $1,715,000 in the corresponding quarter of the prior year. Operating expenses totaled $7,311,000 in the nine month period ended September 30, 2004, an increase of $2,697,000 (58%) from the $4,614,000 reported for the corresponding period of the prior year. The 2004 operating expenses reflect higher costs required to support the substantial growth of installed approaches and patent lawsuit defense expenses, which began in the fourth quarter of 2003.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $1,037,000 in the quarter ended September 30, 2004 as compared to $443,000 in the prior year quarter. CGS totaled $2,625,000 in the nine month period ended September 30, 2004 as compared to $1,176,000 reported for the corresponding period of the prior year. The 2004 CGS reflects higher amortization and direct support costs resulting from the increase in installed approaches, costs associated with ACS revenue recognized in the current quarter and the cost of Delaware systems installed under sales-type lease accounting.

Engineering and Operations

Costs related to engineering and operations totaled $873,000 in the quarter ended September 30, 2004, as compared to $614,000 in the corresponding quarter of the prior year. During the nine months ended September 30, 2004, engineering costs were $2,464,000 as compared to $1,833,000 in the prior year. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. This expense increased in 2004, as there were more customers and installations to support.

Research and Development

Research and development expenses totaled $33,000 in the quarter ended September 30, 2004, as compared with $30,000 in the year-earlier period. During the nine months ended September 30, 2004, research and development costs were $125,000 as compared to $92,000 in the prior year. The cost increase is directly attributable to materials purchased in support of on-going research activities.

Selling and Marketing

Selling and marketing costs totaled $191,000 in the quarter ended September 30, 2004, as compared with $98,000 in the corresponding quarter of the prior year. During the nine months ended September 30, 2004, selling and marketing costs were $496,000 as compared to $267,000 in the prior year. The increase reflects a more aggressive marketing effort, including the cost associated with building a sales force, and use of consultants in targeted areas.

General and Administrative

General and administrative expenses totaled $606,000 in the quarter ended September 30, 2004, as compared with $529,000 in the corresponding quarter of the prior year. The $77,000 increase over last year substantially related to ongoing patent infringement legal expenses, which amounted to $128,000 during the current quarter, offset by reductions in other administrative expenses. General and administrative expenses totaled $1,600,000 in the nine month period ended September 30, 2004, as compared to $1,245,000 in the corresponding period of the prior year. The $355,000 increase over last year again substantially reflects costs of ongoing patent infringement legal expenses, which were $344,000 for the nine months ending September 30, 2004.

Contract Termination Reserve

A significant customer contract in the rail line of business may be terminated by the customer prior to its completion as a result of the Company's 2002 reorganization and decision to focus on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees for the quarter ended June 30, 2003.

Other Expense - Net
-------------------
Other  income,  net of other  expenses,  totaled  $39,000 in the  quarter  ended
September 30, 2004, as compared with other expense of $152,000 in the corresponding quarter of the prior year, which represents a net reduction of expense of $191,000 (126%). The higher current year quarter includes an unrealized gain of $158,000, a realized loss of $97,000, and dividend income of $15,000, all on marketable equity security positions. The prior year quarter includes interest expense of $84,000 paid to EDS. Other expenses were $195,000 in the nine month period ended September 30, 2004, as compared to $143,000 in the corresponding period of the prior year. The current year includes a realized loss of $96,000, and unrealized loss of $5,000, and dividend income of $30,000, all on marketable equity security positions, and an increase in Laurus note interest of $39,000. The prior year includes $84,000 of interest expense paid to EDS offset by $64,000 of other income derived as a result of a favorable settlement with a vendor.

Loss Per Share
--------------
During the quarter ended September 30, 2004, the Company reported a net loss of $869,000, or ($.05) per share as compared with a net loss of $1,075,000, or ($.08) per share in the corresponding period of the prior year. During the quarter ended September 30, 2004, there were outstanding 18,208,000 basic and diluted shares of common stock as compared with 13,961,000 basic and diluted shares during the corresponding quarter of the previous year. During the nine months ended September 30, 2004, the Company reported a net loss of $2,514,000 and ($.14) per share as compared with a net loss of $3,298,000, or ($.26) per share in the corresponding period of the prior year. During the nine months ended September 30, 2004, there were outstanding 18,092,000 basic and diluted shares of common stock as compared with 12,623,000 basic and diluted shares during the corresponding period of the previous year. The increase in the outstanding shares is primarily the additional shares issued in January 2004 relating  to the  Laurus  and  Silver  Star  note  conversions  and the  private placement equity transactions, together with third quarter 2004 warrant exercises and note conversion.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's marketable equity securities (primarily cash reserves and an insured municipal bond fund), valued at $1,072,000 at September 30, 2004, are exposed to market risk due to changes in U.S. interest rates and fluctuations in foreign currency exchange rates. The primary objective of the Company's investment activities is the preservation of principal while maximizing investment income. The Company's exposure to this risk is moderately high in the short-term. During the third quarter of 2004, the Company realized a net loss of $96,000 on securities sold and has an unrealized loss of $5,000 on securities held at September 30, 2004. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

The Company also has a convertible note payable at prime plus 1.25% that was converted into Nestor common stock on November 3, 2004. Management assessed the exposure to this risk as immaterial.

ITEM 4:  CONTROLS AND PROCEDURES

Nestor, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No change in the Company's internal control over financial reporting (as defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2    OTHER INFORMATION



                                  NESTOR, INC.

                         FORM 10 Q - September 30, 2004


Item 1:   Legal Proceedings

          On July 13, 2004, the Company filed a second lawsuit for patent infringement against Redflex Traffic Systems, Inc. but subsequently withdrew this claim without prejudice. In addition, Nestor amended its pending lawsuit against Transol USA, Inc., to assert like claims for patent infringement. Original infringement claims against these Australian-based competitors were filed by Nestor in November 2003, alleging infringement of Nestor's U.S. Patent No. 6,188,329 and reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The additional lawsuit filed against Redflex, and the amended claims asserted against Transol, allege infringement of U.S. Patent No. 6,754,663, issued to Nestor on June 22, 2004. The original lawsuit against Redflex is pending in US District Court, District of Rhode Island. The lawsuit against Transol is pending in US District Court, Central District of California. The Company cannot give assurance that we will be successful in either action.

Item 2:   Changes in Securities - None

Item 3:   Defaults on Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders - None

Item 5:   Other Information - None

Item 6:   Exhibits


          Exhibit
          Number    Description
          -------   -----------

          10.1 Distributorship agreement by and between the Company and Vitronics Machine Vision, Ltd. dated August 17, 2004

          31.1 Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

          31.2 Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

          32        Statement Pursuant to 18 U.S.C. ss.1350

          99.1 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995

                                    FORM 10-Q


                                  NESTOR, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NESTOR, INC.
                                    (REGISTRANT)

                                    By:       /s/ William B. Danzell
                                        ----------------------------------------
                                         William B. Danzell
                                         President and Chief Executive Officer





DATE: November 15, 2004             By:      /s/ Claire M. Iacobucci
                                          --------------------------------------
                                          Claire M. Iacobucci
                                          Treasurer and Chief Financial Officer