Form 10-K
period 2004-12-31
NESTOR INC
filed 2005-03-30
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the period ended            December 31, 2004
                             -----------------------------------------

                             OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                      -------------------    -------------------

                         Commission file Number 0-12965

                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3163744
      -----------------------------               ----------------------
         (State of incorporation)                    (I.R.S. Employer
                                                    Identification No.)

      400 Massasoit Avenue; Suite 200, East Providence, Rhode Island 02914
      --------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

                                 (401) 434-5522
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                              Yes  X       No
                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            --------------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes          No  X
                                             -----

The aggregate market value of the 8,277,780 shares of voting stock held by non-affiliates of the registrant on June 30, 2004, based on the closing price of such stock on June 30, 2004, was $33,856,120.

The number of shares outstanding of the Registrant's Common Stock at March 17, 2005 was 18,777,790.

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of Nestor, Inc.'s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this report.

                                                                          PART I

ITEM 1.           Business
                  --------
GENERAL

Nestor, Inc., through its wholly owned subsidiary, Nestor Traffic Systems, Inc., is a leading provider of innovative, video based traffic safety and enforcement systems to state and local governments throughout the United States. Our principal product, CrossingGuard(R) incorporates our patented image processing technology into an intelligent turnkey solution that predicts and records the occurrence of a red light violation, and manages the entire process of issuing and processing a citation. As of December 31, 2004, we had installed CrossingGuard at 111 approaches for 13 customers throughout the United States, and our contracts called for us to install CrossingGuard at an additional 128 approaches. We offer an advanced mobile speed enforcement product, through an agreement with a third party vendor which provides us with exclusive rights to market their product throughout North America. We also offer fixed speed enforcement solutions.

The market for intelligent transportation systems and enforcement is experiencing significant growth, particularly in the area of traffic light safety enforcement. There are an estimated 300,000 intersections (1.2 million approaches) with traffic signals in the United States. Technology solutions manage enforcement at less than 0.5% of these approaches. In 2002, as many as 207,000 crashes, 178,000 injuries and 921 fatalities in the U.S. were attributed to red light running. Fifteen states and the District of Columbia have already authorized or allow municipalities to elect the use of automated traffic light systems, such as CrossingGuard; more states are currently considering such legislation.

CrossingGuard is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation. If a violation is expected to occur, the system can send a signal to the traffic controller to request a brief extension of the red phase for cross traffic. This helps prevent collisions between violators and vehicles in the cross traffic accelerating on a green signal. The system simultaneously records the violation sequence, including a close-up of the vehicle and license plate, and transmits video evidence electronically to the police department, which reviews the violation and issues a citation. We provide a complete turnkey solution, offering violation review, citation preparation and processing, billing and collection, court scheduling, evidence, and resolution. Our advanced technology captures approximately 270 images of each violation, enabling us to have an enforcement rate in excess of 95%. Depending on the terms of each contract, we realize from $11 to $99 per citation issued or paid or fixed monthly fees ranging from $2,000 to $12,000 per approach for system delivery and lease, maintenance, software licensing, and processing services. We believe that our strong suite of patents covering our image processing technology provides us with a strategic advantage and allows us to offer a comprehensive solution to our state and local government clients.

In April 2004, we signed a contract to provide and install our systems at up to 60 approaches in Baltimore, under a prime contract that we believe to be the largest contract awarded by a municipality to date. In March 2004, we signed a contract with the state of Delaware to provide and install our systems at up to 40 approaches. We believe that our contract with Delaware is the first automated red light enforcement contract issued by a state to date.

Information about the industry segments and geographic areas in which we operate can be found in Note 13 to the financial statements included in this report.

OUR STRENGTHS

We believe that we possess many of the attributes that will be necessary for long-term success in our industry, including the following:

     o TRAFFIC ENFORCEMENT EXPERTISE. We have provided traffic products and services to state and local governments for seven years. Given our expertise and track record with these customers, we believe we are well-positioned to take advantage of the expanding market and expected increase in spending for traffic safety activities.

     o SUBSTANTIAL INSTALLED CUSTOMER BASE AND CONTRACTS. As of December 31, 2004 we had long-term contracts with 13 customers and 111 approaches installed and generating citations, and an additional 128 approaches under contract, waiting for customer orders for delivery or in various stages of delivery.

     o TECHNOLOGY AND INTELLECTUAL PROPERTY LEADERSHIP. Through innovative use of pattern recognition technology, we have produced a number of products to identify target patterns of information. We have a strong patent portfolio. See "--Patents." With our team of veteran innovators, we are focused and experienced in creating and protecting our intellectual property. We intend to continue to invest in research and development and product engineering to enable us to continue to offer high quality, differentiated and cost-effective products to our customers. In addition, through development, distribution and licensing agreements with third parties such as Vitronic, we intend to capitalize on leading technologies currently in the market and focus our resources on those areas that provide the most value to our customers.

     o PRODUCT CAPABILITY. We believe video-based automated traffic enforcement solutions are more technologically advanced than competing systems such as in-ground sensor loops and "wet film," or on digital still camera, red light camera systems. We believe that our expertise in video-based solutions is a competitive advantage over many of our competitors. We have a proven track record with our video-based traffic enforcement systems performance and scalability with our installed customer base.

     o CUSTOMER SERVICE AND SUPPORT. We believe that our high level of customer service and support differentiates us from our competitors. We offer our customers an array of product support services including intersection analysis and evaluation, user training, turnkey citation processing, full system maintenance services, toll-free telephone numbers for customer support and violator inquiries and assistance with public education campaigns.

OUR STRATEGY

Our goal is to be the leading provider of traffic enforcement products and services to state and local governments. Our strategy is to deliver to our customers complete traffic enforcement solutions, which are designed to enhance safety and generate sufficient revenue to pay the costs of the systems. We believe that we possess many of the attributes that will be necessary for long-term success in our industry by applying the following strategies:

     o CAPITALIZE ON EMERGING AUTOMATED TRAFFIC ENFORCEMENT MARKET AND INCREASE MARKET SHARE. We deliver complete solutions to our customers and are dedicated to being the industry leader in automated traffic enforcement products. We intend to continue to grow our installed base of approaches as our primary emphasis through 2005. Our key target customers are mid-sized and large municipalities with significant traffic volume. New legislation in many states has enabled automated traffic enforcement and increased demand for our products. As a result, we have a significant opportunity to increase the number of state and local government clients we serve. In particular, we are seeing more municipalities seeking automated traffic enforcement, and we plan to initiate new relationships and expand our existing relationships with these customers. Currently, more than fifteen states' legislatures are considering bills to enable or expand automated traffic enforcement. We believe that through our innovative technology and customer service, we will have significant opportunities to new increase our number of approaches in newly opened geographic markets across the U.S. In addition, we believe that we will continue to grow our market share in our existing markets as our customers become more comfortable and familiar with our products and services.

     o SUPPORT MARKET DEVELOPMENT EFFORTS. We have sought to accelerate market adoption of our automated traffic enforcement products by participating in the legislative process and in industry standards committees. We also participate in industry trade groups to broaden acceptance and understanding of the market. We seek to continue these efforts to grow the overall market opportunity. We intend to accelerate our market development efforts by hiring additional personnel in select areas, and leveraging the relationships that members of our management and our advisory boards have with state and local governments.

     o CONTINUE TO LEAD TECHNOLOGICAL INNOVATION. We intend to strengthen our position by continuing to make investments in research and development while leveraging and improving our patented technologies. We believe that we have been able to capture additional market share due technological leadership with new products.

     o LEVERAGE CUSTOMER RELATIONSHIPS TO EXPAND PRODUCT LINE. We believe we will have significant opportunities to leverage our existing customer relationships into other areas of automated traffic enforcement, such as automated speed enforcement.

     o    EXPAND  AND  DEEPEN   RELATIONSHIPS  WITH  CUSTOMERS.   We  intend  to
          strengthen and broaden the scope of our customer relationships by expanding our customer support services to become an integrated part of our customers' traffic enforcement solution. To implement this strategy, we intend to continue to collaborate with our major customers at the design and development stage of new products and to seek to add value to our traffic systems.

     o CONTINUE TO PURSUE SELECT ALLIANCES, OPPORTUNISTIC ACQUISITIONS AND INVESTMENTS. We will continue to evaluate and selectively pursue strategic alliances, opportunistic acquisitions and investments that are complementary to our business. We will continue to seek opportunities that provide us with enhanced technological expertise, new markets for our products, a stronger product portfolio, increased market share, new products or a diversification of risk.

     o MAINTAIN STABLE CASH FLOWS FROM OPERATIONS AND DISCIPLINED CAPITAL SPENDING. Our automated traffic enforcement systems are sold under long-term contracts that provide visibility on our future sales and cash flow. We intend to maintain our financial performance through continued productivity initiatives designed to sustain our margins, reduce costs and improve operating efficiency throughout our businesses. We make disciplined capital expenditure decisions, prioritized on the basis of cost structure improvement, potential for profit generation and maintenance of high quality service.

COMPANY HISTORY

We were incorporated in 1983. We have engaged in various businesses since our incorporation. Today, our business is limited to providing and installing
CrossingGuard systems and Vitronic speed enforcement products, processing citations produced by those systems and related services.

Significant events in our recent corporate history, some of which are referred to elsewhere in this annual report, are listed here:

     o CHANGE IN CONTROL. On January 15, 2003, Silver Star Partners I, LLC purchased 49 million shares of our pre-reverse stock split common stock for $2,376,500 and on April 16, 2003, completed a second closing, purchasing 4,013,557 post-reverse stock split shares for $1,946,575. William B. Danzell, our Chairman, President and CEO, is the Managing Director of Silver Star. Upon completion of the second closing, Silver Star owned 64% of our outstanding shares of common stock.

     o REVERSE STOCK SPLIT. We amended our certificate of incorporation on April 11, 2003, reverse splitting our common stock one for ten. We issued one share of our common stock after the split for every ten shares outstanding before the split.

     o MERGER OF NESTOR TRAFFIC SYSTEMS. In January 1997, we organized two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. and Nestor Interactive, Inc. In November 1998, we ceased further investment in Nestor Interactive. In 1999, Nestor Traffic Systems sold a majority common stock interest to a group of investors. In June 2000, Nestor Traffic Systems sold additional shares of its common stock to private investors and our ownership of Nestor Traffic Systems was diluted to approximately 35%. On September 12, 2001, we merged Nestor Traffic Systems, Inc. into our wholly-owned subsidiary, which was then renamed Nestor Traffic Systems, Inc.

     o APPLIED COMMUNICATIONS, INC. On February 1, 2001, we entered into a non-exclusive license agreement with Applied Communications, Inc. We granted Applied Communications the right to integrate and distribute all of fraud detection products throughout its worldwide sales and support network. Applied Communications paid us $1.1 million in four equal installments in the first six months of 2001, and was required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments are required. This agreement replaced an earlier license to Applied Communications. We sold the royalty rights to Churchill Lane Associates from this license on July 1, 2002. We do not expect to receive future revenues from this license.

     o RETAIL DECISIONS, INC. On May 18, 2001, we entered into a license agreement with Retail Decisions, Inc. We granted Retail Decisions a perpetual, fully-paid, worldwide license in the field of use of fraud and money laundering detection and risk management in certain defined industries; and a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries. Retail Decisions paid us $1,800,000 under the license agreement, and for certain marketing and transition services, we paid Retail Decisions $968,000 in 2001. No ongoing revenues are expected to be realized from Retail Decisions.

     o NATIONAL COMPUTER SYSTEMS, INC. On June 11, 1996, we entered into a licensing agreement and an asset purchase agreement to transfer the development, production, and marketing rights of our character recognition products to National Computer Systems. National Computer Systems continues to market the products on a non-exclusive basis. Historically, we have received approximately $25,000 in minimum royalties per year under this license.


INDUSTRY OVERVIEW

STATUS OF THE CROSSINGGUARD MARKET. Ineffective red-light safety enforcement is a costly and growing problem that until recently has been largely unaddressed by technology solutions. There are an estimated 300,000 intersections with traffic signals in the United States where, in 2000, there were approximately 106,000 red light running crashes that resulted in 89,000 injuries and 1,036 deaths, according to the Federal Highway Administration. In 2002, as many as 207,000 crashes, 178,000 injuries and 921 fatalities in the U.S. were attributed to red light running, according to the National Campaign to Stop Red Light Running. First-generation red-light camera systems gained early acceptance as a means of automated traffic enforcement. Although these systems validated the market opportunity, they generally continue to rely on in-ground vehicle sensing loops and still photography and have become inferior solutions because of their (i) significant roadbed installation issues, (ii) high maintenance requirements, and
(iii) general lack of functionality.

The use of cameras to enforce red light running violations requires specific authority at the state or local government level, either through state enabling statutes or home rule statutes. To date, approximately 15 states and the District of Columbia authorize on a full or limited basis the use of red light cameras. States allowing red light enforcement include:
         Arizona             Illinois                Ohio
         California          Iowa                    Oregon
         Colorado            Maryland                South Dakota
         Delaware            New York                Tennessee
         Georgia             North Carolina          Washington

Recent studies have shown these systems to be effective in reducing red light running at enforced intersections, and a positive halo effect at surrounding unenforced intersections. The Federal Highway Administration and other organizations have recently acknowledged these systems as positive tools in the reduction of red light running and correspondingly the number of accidents. According to the Federal Highway Administration, a 1998 Lou Harris poll sponsored by Advocates for Highway & Auto Safety found that 65% of Americans favored adoption of legislation to allow use of red light cameras. However, there remains opposition to these systems, largely based upon concerns regarding individual privacy rights and due process rights. Many states and communities have or are considering authorization of cameras but need to address these minority concerns first. We believe that the overall trend is towards expanded state authorization of camera based red light enforcement systems, and eventually speed enforcement systems, but it is difficult to estimate when these changes may occur. We also believe that business opportunities from the currently authorized communities will be enough to support near term growth objectives.

PRODUCTS AND SERVICES

Our products combine sophisticated digital and analog camera technologies with advanced image processing to detect and interpret a wide range of traffic-related elements and conditions. Our products are a combination of Nestor-developed software and modular hardware components that provide monitoring for traffic-data collection, control of traffic flows, enforcement and emergency response. Our products are flexible and can be configured to a wide range of road configurations, including open roads and intersections. Our systems offer an array of features and unique functionality that address critical transportation management and traffic safety needs. We formerly developed and marketed products in the fields of risk management, customer relationship management and character recognition.

CROSSINGGUARD RED LIGHT ENFORCEMENT

Our CrossingGuard systems use high speed image processing and target-tracking technology applied to real-time video scenes. The products use software and video cameras to detect red light violators at signalized intersections by combining sophisticated digital and analog video technologies with advanced image processing to detect and interpret a wide range of traffic-related elements and conditions. Using the captured video images, we apply algorithms to recognize objects as vehicles and predict their motion relative to the stop line. This advanced technology, which effectively sees and interprets objects captured in video images, is at the core of the CrossingGuard solution.

CROSSINGGUARD(R). CrossingGuard is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation. The software, through a video camera, tracks vehicles approaching an intersection. Based on the vehicle's speed, acceleration, and distance from the intersection, the system predicts whether a red light violation will occur. If a violation is expected to occur, the system can send a signal to the traffic controller to request a brief extension of the red phase for cross traffic. This helps prevent a collision between the violator and vehicles in the cross traffic accelerating on a green signal. The system simultaneously records the violation sequence, including a close-up of the vehicle and license plate, and transmits video evidence electronically to the police department, which reviews the violation and issues a citation. We provide citation mailing and other back-office services.

We provide a complete turnkey solution, offering violation review, citation preparation and processing, billing and collection, court scheduling, evidence, and resolution. In addition, we provide direct, remote, and online equipment monitoring and maintenance primarily through its field and office personnel and through local contractors as necessary.

The CrossingGuard system consists of a video camera installed on top of a traffic signal pole or a roadside pole installed by the Company that is used to track approaching vehicles and record the actions of an approaching violator. Another camera is positioned so as to see the signal lights as they change from green to yellow to red and record the vehicle's actions as the lights change and it enters the intersection. The views from these two cameras can also be presented in a side-by-side synchronized mode to demonstrate the complete view of the violation, including extenuating circumstances, aggressive behavior, or other factors. Finally, an enforcement camera is positioned to obtain a close-up image of the vehicle license plate, and where needed the driver image, based upon vehicle location instructions provided by the tracking camera. A personal computer runs the intelligent software and controls camera activity and is installed in an enclosure by the wayside or fiber connection to the roadside is used. High-speed communications transmit video and data from the intersection to a designated facility for processing. The facility is equipped with a
CrossingGuard Server PC that receives and stores violation data and supports authorized viewing of violation video sequences.

CrossingGuard is built upon standard PC hardware and software components. This design provides the reliability and performance benefits of improving PC hardware and the ability to upgrade and add functionality as needed. We purchase all electronic and mechanical components from third party vendors, built in accordance with our specifications, and local contractors install the systems.

The primary attributes of CrossingGuard are:

     o ACCURATE, REAL-TIME INTERPRETATION OF TRAFFIC VIDEO IMAGES. We have applied our high-speed pattern-recognition technologies in real-time processing and video-image interpretation for traffic management, enforcement and safety. Prior industry attempts to provide video-based detection of traffic have not proven effective due to the difficulty of designing robust detection algorithms under a variety of illumination, visibility and traffic conditions, as well as the need to implement such algorithms on cost-effective computing platforms that provide real-time operation. Our image-understanding technology is able to interpret video images accurately and respond in a real-time environment at affordable cost.

     o VEHICLE TRAJECTORY ANALYSIS FOR REAL-TIME FORECASTING. As each frame in a video sequence is interpreted, the individual objects in the scene are identified and located. This information, passed from frame to frame, enables accurate tracing of vehicles' trajectories. Unlike competitive vision systems, which note changing images in a fixed and static area of the image (so-called virtual loops), our proprietary vehicle-centric technology can use the trajectories to predict vehicle positions. In the CrossingGuard application, when a vehicle is about to run a red light, a signal can then be sent to the traffic controller to extend the all-red phase of the traffic signal so that cross traffic vehicles can be briefly delayed before they proceed into the intersection. Thus, intersections equipped with CrossingGuard have the potential to become smarter and safer.

     o COMPATIBILITY WITH INDUSTRY STANDARD PLATFORMS. Our traffic monitoring solutions are built upon dominant industry-standard platforms: namely, Microsoft Windows operating systems, tools and communication components and general "WinTel" hardware specifications. This facilitates integration into a customer's existing computing environment, leverages PC economics to offer a compelling price/performance advantage and lowers product engineering development costs. Additionally, the traffic monitoring systems are designed to support the emerging NTCIP communications standards being mandated in the traffic industry.


We also provide services related to our CrossingGuard systems:

CROSSINGGUARD VIP. The CrossingGuard Video Intersection Profiling (VIP) program is a proprietary tool that we have developed to help municipalities pre-qualify intersections. Since intersection violation rates can range from an average of a few per day to over fifty per hour, the system helps the municipality develop an estimate of safety issues at a given intersection and the long-term ticket volume by counting and profiling violations for all directions at a particular intersection.


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

The economics of the CrossingGuard product are tied to the number of violations processed by the systems and the number of operating systems in the field. Many contracts compensate us on a per ticket paid or issued basis in return for both equipment lease, maintenance and back office services. Generally, but not in all cases, the contracts require a monthly minimum fee designed to allow us to recover the value of the system delivered, including a finance factor and maintenance costs, over the term of the contract. Throughout 2003 and 2004, there has been a trend by states towards fixed monthly fee as opposed to variable per ticket fee pricing structures.

As of December 31, 2004, we had 111 approaches installed and generating citations and an additional 128 approaches under contract, waiting for customer orders for delivery or in various stages of delivery. No assurances can be given that all approaches under contract will ultimately be installed. Depending upon contract terms, we realize from $11 to $99 per citation issued or paid or fixed monthly fees ranging from $2,000 to $12,000 per approach for system delivery and lease, maintenance, software licensing, and processing services. State statutes providing for automated red light enforcement may impose liability on the driver or the registered owner of a vehicle for a violation. Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver. Registered owner statutes require that the vehicle's owner be identified, through registration records, and that the citation be issued and sent to the driver. As only the license plate is required for identification under a registered owner statute, program operating efficiencies are much higher resulting in lower per citation or monthly fees. Current trends in the industry are towards compensating red-light program vendors on a fixed fee basis instead of a variable fee basis tied to ticket volumes. Actual results from deployment of CrossingGuard systems are expected to fluctuate substantially depending upon intersection selection and configuration, driver response to installed systems, and many other factors.


SPEED PRODUCTS

In August 2004, we entered into an exclusive distributorship agreement with a US subsidiary of Vitronic GmbH, a German based corporation that provides solutions for factory and industrial automation, quality inspection, logistics and traffic management systems. Under the terms of the agreement, we have exclusive rights to market and sell Vitronic's PoliScan Speed Mobile throughout the United States, Canada, and Mexico, for an initial term of five years, subject to minimum annual sales goals.

PoliScan Speed Mobile is a system for digital speed detection and recording. In contrast to conventional measures such as radar, light barriers, and piezo-section, a complex installation and calibration of the system at the measurement site is not necessary. An additional feature is the ability to simultaneously record and measure several vehicles in parallel lanes. Thus ambiguities and measurement errors can be reliably avoided. The system uses a high-resolution digital camera for documentation of the speeding offense, including pictures of the license plate, an overview picture, as well as the image of the driver where required.

We offer a fixed site speed camera system. The system will deliver video evidence of vehicles speeding with advanced nonintrusive, performance similar to our CrossingGuard systems. It is designed to allow for upgrading CrossingGuard installations to enable dual 'red-and-speed' intersection monitoring. The system may also be installed on a standalone basis. Our fixed speed solution uses two independent speed detection sensors to cross-reference and verify the vehicle speed, a feature that we believe is unique to our product.

We have begun marketing our speed products to jurisdictions in the United States that allow the automated enforcement of speed limits.

OTHER TRAFFIC PRODUCTS

We have two other traffic safety and enforcement products - Rail CrossingGuard and TrafficVision. We are no longer marketing or developing these products and we do not expect to receive material revenue related to them in the future. In 2002 we eliminated our marketing and sales efforts for these product lines to focus our resources on the CrossingGuard red-light enforcement market.

RAIL CROSSINGGUARD. We developed Rail CrossingGuard, a system to monitor grade-crossing vehicle and train traffic, as well as signalization activity, to provide grade-crossing-integrity measurement, real-time crossing alert capabilities and crossing violation enforcement. This product has the potential to enhance rail-crossing safety by improving signal and crossing gate monitoring, alerting personnel to dangerous crossing situations, and enforcing train and vehicle safety regulations. Rail CrossingGuard may also be integrated with train communications systems to provide a method of alerting trains to dangerous rail crossing conditions.

TRAFFICVISION. TrafficVision is a product that uses video cameras to monitor traffic flow and to send traffic data to a central Traffic Operations Center. Replacing short-life, high-maintenance, road-embedded copper-loop technologies from the 1950's, TrafficVision is a non-intrusive sensor system for traffic management. TrafficVision uses our proprietary high-speed image-processing technology to analyze video content to sense and monitor traffic on highways, roadways and intersections in real-time. TrafficVision recognizes and classifies multiple vehicles continuously so that surveillance and traffic management are based upon detailed, real-time information. TrafficVision is installed at 26 locations in Rhode Island and in the state's centralized Traffic Operations Center in Providence.

SALES, MARKETING AND METHODS OF DISTRIBUTION

We market our products and services to municipalities, governmental traffic management departments, or their integrators through our nationwide direct sales force. Because our products require technical assistance during the sales and installation processes, we also maintain an in-house staff of program managers and field engineers. We obtain product inquiries from product mailings, attendance at trade shows, trade press coverage and our Internet site. Most CrossingGuard contracts are obtained through competitive proposal processes in response to requests for proposals issued by municipalities. We subscribe to a service that advises us of relevant requests for proposal issued by state and local governments. In 2004, we submitted fifteen proposals to state and local governments. In 2004, as a result of bids submitted in 2003 and 2004, we were awarded three contracts and we have been selected as the provider by, but not entered into a contract with, six municipalities. No provider has been selected with respect to five of the requests for proposals to which we responded in 2004.

RESEARCH AND DEVELOPMENT ACTIVITIES

The focus of our research and development is to develop and improve our products and technologies in order to maintain and improve our products' competitive advantages, our level of customer service and satisfaction and to consider the development of new technologies and products. We have pursued new and enhanced technologies and products extensively in the past and may do so again in the future, but our current emphasis is on developing and improving existing products with a proven market.

Our research and development includes applied research intended to develop solutions to specific pattern-recognition problems. This research has resulted in various patents and patents pending relating to improvements to our basic technology. See "--Patents." We have two additional patent applications pending as of December 31, 2004, both in the area of traffic management, enforcement and safety.

Changing technologies may affect the market for our products. Our success will depend upon its ability to maintain and enhance its current products and develop new products in a timely and cost-effective manner that meets changing market conditions. There can be no assurance that we will be able to develop and market on a timely basis, if at all, product enhancements or new products that respond to changing market conditions or that will be accepted by customers. Any failure by us to anticipate or to respond adequately to changing market conditions, or any significant delays in product development or introduction could have a material adverse effect on our business, financial condition and results of operations.

We spent $157,000, $121,000 and $1,604,000 in the years ended December 31, 2004,
2003 and 2002 respectively, on research and development.

PATENTS

We have continually sought and obtained patent protection for our traffic safety systems and for our proprietary neural networks as, which have as a principal feature rapid learning from a relatively small number of examples or the application of video techniques in traffic management applications. Our patented neural network exhibits rapid learning and minimizes the internal connections needed for its functioning. We believe that these capabilities make our technology uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. Our patents also cover multiple-neural-network systems, which enabled us to develop products that combined high accuracy with high processing speeds.

During 2004, we received two additional patents relative to the CrossingGuard product line. The first patent recognizes the transmission of video as part of the user interface in our CitationComposer software for ticket processing and issuance. The second patent recognizes the invention of a traffic sensor.

During 2003, we received two additional patents relative to the CrossingGuard product line. One of those patents recognizes our method of predicting and recording a red light violation with a video-based system including the use of violation probability scores. The second patent defines a system and method of detecting and filtering non-violations in a traffic light enforcement system employing a video camera to improve the effectiveness of the system. We own 13 United States patents and 14 foreign patents. We have one pending U.S. patent application and three foreign patent applications pending. Six of our U.S. patents, two of our foreign patents and all of our patent applications have relevance to our traffic safety business. The foreign patents correspond to one or more of the United States patents. The United States patents expire at various times from 2006 to 2021.

COMPETITION

We believe that CrossingGuard is more technologically advanced than most competing systems for traffic safety enforcement. Its competition generally consists of "wet film" or digital still image red light camera systems. These systems generally rely on wet film or digital still cameras that record only a few frames of evidence regarding a violation, and in-ground sensor loops. In-ground sensor loops require digging up the pavement and are generally unresponsive to vehicles moving below twelve miles per hour. For wet film systems, there is the added burden of retrieving, replacing, developing, and scanning the film. By the end of 2003, most competitors have developed digital still systems and do not promote wet film applications.

CrossingGuard vehicle detection cameras, on the other hand, are installed above the ground, on roadside poles or if needed, mast arms. (This helps avoid some of the logistical problems associated with installing in-ground sensors at an intersection.) In case of a dispute, unlike non-video systems, the violation video sequence has the ability to provide an instant replay of the event. Its digital video evidence consists of both front and rear vehicle images and is viewed by the police who then issue (or give authorization to issue) a citation. This ensures fairness so that violations may not be issued out of context (e.g., if the violation occurred to make way for an emergency vehicle, as part of a funeral procession, or to avoid a crash). This perception of fairness makes our video evidence attractive to city councils, law enforcement officials, courts, and the general public. Our systems have a high enforceability rate; we average 99% in registered owner liability jurisdictions and 95% in driver liability jurisdiction. The enforceability rate is the ratio of not successfully challenged to citations issued. We believe that our enforceability rates are higher than those of our many of our competitors and that part of the reason for our high rate is the perception of fairness. Because of the ability to view the violation video sequence, violators find it difficult to challenge our citations based on context.

We are aware of at least six competitors that purport to have video in their systems. We have initiated patent infringement lawsuits against two of these competitors on the basis of our February 13, 2001 patent entitled "Integrated Traffic Light Violation Citation Generation and Court Date Scheduling System" and, with respect to one of those competitors, on our June 22, 2004 patent entitled "Video-file based citation generation system for traffic light violations." See "Risk Factors --If We Fail To Protect And Preserve Our
Intellectual Property, We May Lose An Important Competitive Advantage" and "-- Legal Proceedings." There can be no assurance that we will be successful in defending this patent and limiting the use of video by competitors in the U.S. red light enforcement market.

Our largest competitors in the intersection market are Affiliated Computer Services, Inc. (ACS), which has the greatest number of red-light camera systems installed, and Redflex Traffic Systems, Inc. (Redflex). Among others are Laser Craft, Mulvihill ICS, Peek Traffic, Poltech, Traffipax, Transol, and Transcore. Although these companies use buried loops, still or digital cameras and/or wet film systems, some may pose a competitive threat due to their size, market share, legacy customer relationships, enhanced driver image, additional products offered, and/or citation-processing experience.

Most of our competitors have significantly greater financial, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, promotion and sale of their products than we may. Competitive pressures faced by us may materially adversely affect its business, financial condition and results of operations.

CONTRACTS WITH GOVERNMENTAL ENTITIES

Our CrossingGuard agreements are generally service contracts with states or municipalities that in most circumstances may be cancelled by the customer for various reasons. As these contracts are generally self-funded from ticket fees collected from red-light violators and some contracts contain termination fee provisions, we do not expect this to be a significant risk in the future. Our Rail CrossingGuard and TrafficVision contracts were generally fixed-fee deliverable contracts and termination rights were generally limited to non-performance conditions. We retain all patent and other proprietary rights from products developed and delivered under government-supported contracts.

EMPLOYEES

As of December 31, 2004, we had 65 full-time employees, comprising 16 in software engineering and product development, 11 in processing and system support, 25 in program management and field services, 7 in sales and marketing and 6 in management, finance and office support. All of our employees are located in the United States. None of our employees are represented by a labor union. We have experienced no work stoppages and management believes our employee relationships are generally good.

                    RISK FACTORS THAT MAY AFFECT OUR RESULTS

This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend," "will" and similar expressions to help identify forward-looking statements. References in this exhibit "we," "us," and "our" refer to Nestor, Inc. and its subsidiaries.

We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

We have a history of net losses. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, our net losses have been approximately $4,473,000, $4,890,000, $12,634,000, $1,565,000, $2,995,000 and $837,000, respectively. For the three-month period ended December 31, 2004, our net loss was approximately $1,959,000. We expect to incur continuing losses for the foreseeable future due to significant engineering, product delivery, marketing and general and administrative expenses, which losses could be substantial. We will need to generate significantly higher revenue to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.

ALMOST ALL OF OUR CURRENT REVENUE IS FROM A SINGLE PRODUCT AND RELATED SERVICES

Currently, almost all of our revenue is from sales of our CrossingGuard systems, services related to installing and maintaining CrossingGuard systems or processing citations issued by CrossingGuard systems. There can be no assurance that we will be able to develop other sources of revenue. Because our revenues depend on a single product, any decrease in the market share held by CrossingGuard would have a substantial adverse effect on our business and financial results. If we fail to meet our expectations for the growth in sales of CrossingGuard or if we are not able to develop other sources of revenue, we will not be able to generate the significantly higher revenue that we believe we must generate to achieve profitability.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE AND MAINTAIN FUTURE CONTRACTS WITH GOVERNMENT AGENCIES

Contracts with government agencies account for substantially all of our net revenues. The majority of these contracts may be terminated at any time on short notice with limited penalties. Accordingly, we might fail to derive any revenue from sales to government agencies in any given future period. If government agencies fail to renew or if they terminate any of these contracts, it would adversely affect our business and results of operations. In addition, many of our contracts do not allow installations until sites have been approved by the contracting agency; in those cases, if a government agency fails to approve sites, we will not be able to deliver products and services.

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DEVELOPING PRODUCTS AND SERVICES MORE SUCCESSFULLY THAN WE DO

Many other companies offer products that directly compete with CrossingGuard and our other products. Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do and may be able bring new technologies to market before we are able to do so. Some of our competitors may have a competitive advantage because of their size, market share, legacy customer relationships, enhanced driver imaging, additional products offered and/or citation-processing experience. Current and potential competitors may establish cooperative relationships with one another or with third parties to compete more effectively against us. One of our competitors, ACS, offers state and local governments solutions to a wide variety of data processing issues and may have a competitive advantage because of the scope of its relationship with, and the volume of transactions it conducts for, a particular government. It is also possible that new competitors may emerge and acquire market share. If we are not successful in protecting our patents, we would lose a competitive advantage. See "-- If We Fail To Protect And Preserve Our Intellectual Property, We May Lose An Important Competitive Advantage."

THE FAILURE OF GOVERNMENTS TO AUTHORIZE AUTOMATED TRAFFIC SAFETY ENFORCEMENT MAY HINDER OUR GROWTH AND HARM OUR BUSINESS

Approximately fifteen states and the District of Columbia authorize some use of automated red light enforcement or allow municipalities to elect to do so under home rule laws. It is uncertain at this time which additional states, if any, will authorize the use of automated red light enforcement or if there will be other changes in the states that currently allow the practice. If additional states do not authorize the use of automated red light enforcement, our opportunities to generate additional revenue from the sale of CrossingGuard systems and related services will be limited. Recently, the Virginia General Assembly declined to extend authorization for automated red light enforcement beyond the sunset date of June 30, 2005 in the enabling legislation.

We could be subject to differing and inconsistent laws and regulations with respect to CrossingGuard. If that were to happen, we may find it necessary to eliminate, modify or cancel components of our services that could result in additional development costs and the possible loss of revenue. We cannot predict whether future legislative changes or other changes in the eighteen states or other states, in the administration of traffic enforcement programs, will have an adverse effect on our business.

The market for automated speed enforcement products in the United States is very limited. At least five states and the District of Columbia have legislation authorizing some use of automated speed enforcement or allow municipalities to elect to do so under home rule laws. Some of these states authorize automated speed enforcement only in limited circumstances such as school or work zones. If additional states do not authorize automated speed enforcement, our opportunities to generate additional revenue from the sale of automated speed enforcement systems and related services will be limited.

OUR FINANCIAL RESULTS WILL DEPEND SIGNIFICANTLY ON OUR ABILITY TO CONTINUALLY DEVELOP OUR PRODUCTS AND TECHNOLOGIES

The markets for which our products and technologies are designed are intensely competitive and are characterized by short product lifecycles, rapidly changing technology and evolving industry standards. As a result, our financial performance will depend to a significant extent on our ability to successfully develop and enhance our products. Because of the rapidly changing technologies in the businesses in which we operate, we believe that significant expenditures for research and development and engineering will continue to be required in the future. To succeed in these businesses, we must anticipate the features and functionality that customers will demand. We must then incorporate those features and functionality into products that meet the design requirements of our customers. The success of our product introductions will depend on several factors, including:

     o    proper product definition;

     o    timely completion and introduction of enhanced product designs;

     o    the  ability  of   subcontractors   and  component   manufacturers  to
          effectively design and implement the manufacture of new or enhanced products and technologies;

     o    the quality of our products and technologies;

     o    product  and  technology   performance  as  compared  to  competitors'
          products and technologies;

     o    market acceptance of our products; and

     o    competitive pricing of products, services and technologies.

We must successfully identify product and service opportunities and develop and bring our products and technologies to market in a timely manner. We have in the past experienced delays in completing the development or the introduction of new products. Our failure to successfully develop and introduce new or enhanced products and technologies or to achieve market acceptance for such products and technologies may materially harm our business and financial performance.

WE MAY NEED ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY RESTRICT OUR OPERATIONS AND DILUTE YOUR OWNERSHIP INTEREST

We may need to raise additional funds in the future to fund our operations, deliver our products, to expand or enhance our products and services or to respond to competitive pressures or perceived opportunities. We cannot make any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and financial results may suffer.

The covenants in our outstanding 5% Senior Convertible Notes limit our ability to raise additional debt. If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result and the terms of the financing may adversely affect the holdings or the rights of such stockholders. In addition, the terms and conditions of debt financing may result in restrictions on our operations. We could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

FLUCTUATIONS IN OUR RESULTS OF OPERATIONS MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. Most of our expenses are fixed in the short-term, and we may not be able to reduce spending quickly if our revenue is lower than expected. In addition, our ability to forecast revenue is limited. As a result, our operating results are volatile and difficult to predict and you should not rely on the results of one quarter as an indication of future performance. Factors that may cause our operating results to fluctuate include the risks discussed in this section as well as:

     o    costs related to customization of our products and services;

     o    the  planned  expansion  of  our  operations,  including  opening  new
          offices,   hiring  new  personnel,   and  the  amount  and  timing  of
          expenditures related to this expansion;

     o announcements or introductions of new products and services by our competitors;

     o the failure of additional states to adopt legislation enabling the use of automated traffic safety enforcement systems;

     o    software defects and other product quality problems;

     o the discretionary nature of our clients' purchasing and budgetary cycles;

     o the varying size, timing and contractual terms of orders for our products and services; and

     o    the mix of revenue from our products and services.

OUR SALES CYCLES VARY SIGNIFICANTLY WHICH MAKES IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST OUR RESULTS

Our sales cycles typically range from six to eighteen months or more. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenses accordingly. The period between our initial contact with potential clients and the installation of our products and the use of our services varies due to several factors, including:

     o    the complex nature of our products and services;

     o the failure of the jurisdiction to adopt legislation enabling the use of automated traffic safety enforcement systems or political or legal challenges to existing legislation;

     o the novelty of automated enforcement in many jurisdictions and a lack of familiarity with automated enforcement systems on the part of legislative, executive and judicial bodies and the public;

     o    our clients' budget cycles;

     o the selection, award and contracting processes at municipalities and other government entities, including protests by other bidders with respect to competitive awards;

     o    our clients' internal evaluation, approval and order processes;

     o    the site evaluation and analysis process; and

     o our clients' delays in issuing requests for proposals or in awarding contracts because of announcements or planned introductions of new products or services by our competitors.

Any delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue or the license would likely be recognized. If our sales cycles unexpectedly lengthen in general or for one or more large clients, it would delay our receipt of the related revenue. If we were to experience a delay of several weeks or longer on a large client, it could harm our ability to meet our forecasts for a given quarter.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR OPERATIONS WOULD BE DISRUPTED AND OUR BUSINESS WOULD BE HARMED

We believe that the hiring and retaining of qualified individuals at all levels in our organization will be essential to our ability to sustain and manage growth successfully. Competition for highly qualified technical personnel is intense and we may not be successful in attracting and retaining the necessary personnel, which may limit the rate at which we can develop products and generate sales. We will be particularly dependent on the efforts and abilities of our senior management personnel. The departure of any of our senior management members or other key personnel could harm our business.

OUR PRODUCTS MIGHT NOT ACHIEVE MARKET ACCEPTANCE

The market for our products is still emerging. The rate at which state and local government bodies have adopted CrossingGuard has varied significantly by market, and we expect to continue to experience variations in the degree to which CrossingGuard is accepted. To date, no state or local government bodies in our market area have adopted our speed enforcement products. Our ability to grow will depend on the extent to which our potential customers accept our products. This acceptance may be limited by:

     o the failure of prospective customers to conclude that our products are valuable and should be acquired and used;

     o the failure of additional states to adopt legislation enabling the use of automated traffic safety enforcement systems;

     o the novelty of automated enforcement in many jurisdictions and a lack of familiarity with automated enforcement systems on the part of legislative, executive and judicial bodies and the public;

     o the reluctance of our prospective customers to replace their existing solutions with our products;

     o    marketing efforts of our competitors; and

     o the emergence of new technologies that could cause our products to be less competitive or obsolete.

Because automated traffic enforcement in the United States is still in an early stage of development, we cannot accurately predict how large the market will become, and we have limited insight into trends that may emerge and affect our business. For example, without knowing how commonplace automated enforcement will become, we may have difficulties in predicting the competitive environment that will develop.

OUR INTELLECTUAL PROPERTY MIGHT NOT BE PROTECTIBLE

We rely on a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. In addition, some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed programs may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States. Were we to conduct international activities, our exposure to unauthorized copying and use of our products and proprietary information would increase. The scope of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because some patent applications in the United States are not publicly disclosed until the patent is issued or 18 months after the filing date, applications may exist that would relate to our products and that are not publicly accessible. Moreover, a patent search has not been performed in an attempt to identify patents applicable to our business and, even if such a search were conducted, all patents applicable to the business might not be located.

IF WE FAIL TO PROTECT AND PRESERVE OUR INTELLECTUAL PROPERTY, WE MAY LOSE AN IMPORTANT COMPETITIVE ADVANTAGE

On November 6, 2003, we filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems Inc., alleging that Redflex's automated red light enforcement systems infringe our US Patent No. 6,188,329. On November 25, 2003, we filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe that patent. We were denied a preliminary injunction in the Transol litigation, in part because the court determined that we had not shown a likelihood of success on our claim that Transol's product infringes our patent. We subsequently filed additional claims alleging that Transol and Redflex have also infringed our US Patent No. 6,754,663, but have withdrawn that claim with respect to Redflex. Transol has filed a motion for summary judgment, on which motion a hearing is scheduled for April 11, 2005.

We cannot give assurance that we will succeed in either action. If we are unsuccessful in either action, it will be because either our one or both patents are invalidated or because our competitors' products do not infringe our patents. Were one or more of our patents invalidated, our competitors will be able to offer the technology that those patents describe and we would lose the competitive advantage of being the exclusive source of products using that technology. Were our competitors' products to be found to be non-infringing, our competitors would be able to continue to market products that are similar to ours and we would lose some of the competitive advantages that we believe our products enjoy.

WE ARE AT RISK OF CLAIMS THAT OUR PRODUCTS OR SERVICES INFRINGE THE PROPRIETARY RIGHTS OF OTHERS

Given our ongoing efforts to develop and market new technologies and products, we may from time to time be served with claims from third parties asserting that our products or technologies infringe their intellectual property rights. If, as a result of any claims, we were precluded from using technologies or intellectual property rights, licenses to the disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense and divert the efforts of our technical and management personnel from productive tasks, whether or not litigation is resolved in our favor. An adverse ruling in any litigation might require us to pay substantial damages, to discontinue our use and sale of infringing products and to expend significant resources in order to develop non-infringing technology or obtain licenses for our infringing technology. A court might also invalidate our patents, trademarks or other proprietary rights. A successful claim against us, coupled with our failure to develop or license a substitute technology, could cause our business, financial condition and results of operations to be materially adversely affected. As the number of software products increase and the functionality of these products further overlaps, we believe that our risk of infringement claims will increase.

IF WE ARE UNABLE TO SAFEGUARD THE INTEGRITY, SECURITY AND PRIVACY OF OUR DATA OR OUR CLIENTS' DATA, OUR REVENUE MAY DECLINE, OUR BUSINESS COULD BE DISRUPTED AND WE MAY BE SUED

We need to preserve and protect our data and our clients' data against loss, corruption and misappropriation caused by system failures and unauthorized access. We could be subject to liability claims by individuals whose data resides in our databases for misuse of personal information, including unauthorized marketing purposes. These claims could result in costly litigation. Periodically, we have experienced minor systems errors and interruptions, including Internet disruptions, which we believe may occur periodically in the future. A party who is able to circumvent our security measures could misappropriate or destroy proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against systems failures or security breaches or to alleviate problems caused by any failures or breaches. Any failure that causes the loss or corruption of, or unauthorized access to, this data could reduce client satisfaction, expose us to liability and, if significant, could cause our revenue to decline.

WE MAY MAKE ACQUISITIONS, WHICH COULD DIVERT MANAGEMENT'S ATTENTION, CAUSE OWNERSHIP DILUTION TO OUR STOCKHOLDERS AND BE DIFFICULT TO INTEGRATE

We have expanded and may seek to continue to expand our operations through the acquisition of additional businesses that complement our core skills and have the potential to increase our overall value. Our future growth may depend, in part, upon the continued success of our acquisitions. Acquisitions involve many risks, which could have a material adverse effect on our business, financial condition and results of operations, including:

     o acquired businesses may not achieve anticipated revenues, earnings or cash flow;

     o integration of acquired businesses and technologies may not be successful and we may not realize anticipated economic, operational and other benefits in a timely manner, particularly if we acquire a business in a market in which we have limited or no current expertise or with a corporate culture different from ours;

     o potential dilutive effect on our stockholders from continued issuance of common stock as consideration for acquisitions;

     o adverse effect on net income of impairment charges related to goodwill and other intangible assets and other acquisition-related charges, costs and expenses on net income;

     o competing with other companies, many of which have greater financial and other resources to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms; and

     o disruption of our existing business, distraction of management and other resources and difficulty in maintaining our current business standards, controls and procedures.

THE FAILURE OF OUR SUPPLIERS TO DELIVER COMPONENTS, EQUIPMENT AND MATERIALS IN SUFFICIENT QUANTITIES AND IN A TIMELY MANNER COULD ADVERSELY AFFECT OUR BUSINESS

Our business employs a wide variety of components, equipment and materials from a limited number of suppliers. To date, we have found that the components, equipment and materials necessary for the development, testing, production and delivery of our products and services have sometimes not been available in the quantities or at the times we have required. Our failure to procure components, equipment and materials in particular quantities or at a particular time may result in delays in meeting our customer's needs, which could have a negative effect on customer satisfaction and on our revenues and results of operations.

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN COSTLY AND TIME-CONSUMING LITIGATION

Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly, and potential liabilities could exceed our available insurance coverage.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK PRICE IS VOLATILE AND MAY DECLINE IN THE FUTURE

The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business, changes in the industries in which we conduct business, and general market and economic conditions which are beyond our control. In addition, the stock markets in general have recently experienced extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. These market fluctuations may make it difficult for stockholders to sell their shares at a price equal to or above the price at which the shares were purchased. In addition, if our results of operations are below the expectations of market analysts and investors, the market price of our common stock could be adversely affected.

OUR BOARD OF DIRECTORS CAN, WITHOUT STOCKHOLDER APPROVAL, CAUSE PREFERRED STOCK TO BE ISSUED ON TERMS THAT ADVERSELY AFFECT COMMON STOCKHOLDERS

Under our certificate of incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which 180,000 shares are issued and outstanding, and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. If the board causes any additional preferred stock to be issued, the rights of the holders of our common stock would be adversely affected. The board's ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue additional shares of preferred stock.

OUR DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER OUR BUSINESS AND AFFAIRS, INCLUDING THE APPROVAL OF CHANGE IN CONTROL TRANSACTIONS

Our directors, officers, and principal stockholders who own more than 5% of the outstanding common stock, and entities affiliated with them, beneficially own approximately 52% of our common stock. These stockholders, acting together, will be able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or business combination even if the transaction might be beneficial to our stockholders.

In addition, Section 203 of the Delaware General Corporation Law restricts business combinations with any "interested stockholder" as defined by the statute. The statute may have the effect of delaying, deferring or preventing a change in control of our company.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, DIVIDENDS AND THEREFORE, UNLESS OUR COMMON STOCK APPRECIATES IN VALUE, OUR INVESTORS MAY NOT BENEFIT FROM HOLDING OUR COMMON STOCK

We have not paid any cash dividends since inception. We do not anticipate paying any cash dividends in the foreseeable future. As a result, our investors will not be able to benefit from owning our common stock unless the market price of our common stock becomes greater than the basis that these investors have in their shares.

THE PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IS AVAILABLE FOR TRADING IN THE PUBLIC

Availability of shares of our common stock could depress the price of our common stock. A substantial amount of common stock is available for trading in the public market. The stock in the market may cause the price of our common stock to decline. In addition, if our stockholders sell substantial numbers of stock of our common stock in the public markets, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. We also have issued options, warrants and convertible securities which can be exercised for, or converted to, shares of common stock, many of which would be freely tradable without restrictions or further registration under the Securities Act of 1933.

There were approximately 18,777,790 shares of our common stock outstanding as of March 17, 2005, of which 9,016,924 were freely tradable without restrictions or further registration under the Securities Act of 1933.

As of March 17, 2005, we have issued and outstanding warrants and options to purchase up to 2,951,066 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into 927,836 shares of our common stock. The exercise of such warrants and options and conversion of convertible securities may dilute the interests of all stockholders. Possible future resale of such warrants and options or conversion of such convertible securities could adversely affect the prevailing market price of our common stock.

OUR COMMON STOCK TRADES ON THE OTC BULLETIN BOARD AND MAY BE SUBJECT TO THE SEC'S "PENNY STOCK" RULES

Our stockholders may find it difficult to buy, sell and obtain pricing information about, as well as news coverage of, our common stock because it is traded on the OTC Bulletin Board. Being traded on the OTC Bulletin Board, rather than on a national securities exchange, may lessen investors' interest in our securities generally and materially adversely affect the trading market and prices for those securities and our ability to issue additional securities or to secure additional financing. The price of our common stock could make it more difficult for stockholders to sell their shares. Our common stock will be subject to the penny stock rules under the Securities Exchange Act of 1934 if its price is less than $5.00 per share. The last reported sale price on March 17, 2005 was $6.03 but our common stock traded below $5.00 per share throughout 2002, 2003 and until mid-October 2004.

The penny stock rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to people who are not established customers or accredited investors. For example, the broker must make a special suitability determination for the buyer and the buyer must be given written consent before the sale. The rules also require that the broker-dealer:

     o send buyers an SEC-prepared disclosure schedule before completing the sale, disclose the broker's commissions and current quotations for the security;

     o disclose whether the broker-dealer is the sole market maker for the penny stock and, if so, the broker's control over the market; and

     o send monthly statements disclosing recent price information held in the customer's account and information on the limited market in penny stocks.

These additional burdens may discourage broker-dealers from effecting transactions in our common stock. Thus, if our common stock were to fall within the definition of a penny stock, our liquidity could be reduced, and there could be an adverse effect on the trading market in its common stock.

ITEM 2. Properties.
        ----------

In 2000, we entered into a five-year office lease providing 9,600 square feet, currently at $10,800 per month, located at 400 Massasoit Avenue, East Providence, Rhode Island. In 2004, we entered into a three year lease for an additional 4,800 feet at the same location for approximately $5,400 per month, subject to periodic adjustments. We also maintain a local field office at 10225 Barnes Canyon Road, San Diego, California on a two-year lease dated July 2004, and pay approximately $2,600 per month. In addition, we maintain a local field office at 330 East Orangethorpe Ave. in Placentia, California on a two-year lease dated February 2004, and pay approximately $1,400 per month. We believe that these facilities are adequate to meet our current needs but will require additional space as new installations increase processing and support hiring needs.

ITEM 3. Legal Proceedings.
        -----------------

On November 6, 2003, we filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems Inc., alleging that Redflex's automated red light enforcement systems infringe on our U.S. Patent No. 6,188,329 describing a system using digitized video and integrating traffic light violation related vehicle information with court date scheduling information. Court-ordered mediation in that lawsuit took place on October 1, 2004, but no agreement was reached through that mediation. Redflex has asserted as a defense that our patent is invalid.

On November 25, 2003, we filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe on that same patent. We were denied a preliminary injunction in the Transol litigation, in part because we had not shown a likelihood of success on our claim that Transol's products infringe on our patent. Transol has filed a counterclaim asserting the invalidity of that patent.

On June 22, 2004, the United States Patent and Trademark Office issued Patent Number 6,754,663 to us, describing a system using multiple cameras, including at least one video camera, to capture multiple images of a traffic light violation and a user interface that simultaneously displays those multiple images.

On July 13, 2004, we filed an additional lawsuit for patent infringement against Redflex Traffic Systems, Inc., alleging that Redflex's automated red light enforcement systems infringe our U.S. Patent Number 6,754,663, but we have since withdrawn that additional lawsuit.

We have amended our lawsuit against Transol to include claims alleging that Transol's automated red light enforcement systems infringe our U.S. Patent Number 6,754,663. Transol has filed a counterclaim asserting the invalidity of that patent as well.

Transol has moved for summary judgment against us on all of our claims of infringement against Transol. A hearing on Transol's motion for summary judgment is scheduled for April 11, 2005.

ITEM 4.    Submission   of   Matters   to   a   Vote   of   Security    Holders.
           --------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                                                         PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.
        --------------------------------------------------------------------
The Company's common stock was first offered to the public in December 1983 and is traded on the Nasdaq OTC Bulletin Board under the symbol "NESO." The prices below have been adjusted to reflect the 1 for 10 reverse stock split during the second quarter of 2003.
Before the stock split, the Company's common stock traded under the symbol
"NEST."
                                          Low            High
Year Ended December 31, 2004              ---            ----
         1st Quarter                    $ 2.85          $ 4.00
         2nd Quarter                    $ 3.16          $ 4.10
         3rd Quarter                    $ 4.05          $ 5.00
         4th Quarter                    $ 4.75          $ 7.85

Year Ended December 31, 2003
         1st Quarter                    $  .30          $ 1.90
         2nd Quarter                    $  .80          $ 2.60
         3rd Quarter                    $ 1.30          $ 2.05
         4th Quarter                    $ 1.60          $ 4.90

HOLDERS OF COMMON STOCK
At March 5, 2005, the number of holders of record of the issued and outstanding common stock of the Company was 458, which includes brokers who hold shares for approximately 1,994 beneficial holders.

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


ITEM 6. Selected Financial Data.
        -----------------------
The following data includes the accounts of Nestor, Inc. for all periods presented and NTS for the period September 13, 2001 through December 31, 2001 and the years 2004, 2003 and 2002. The Company's investment in NTS was recorded on the equity method through September 12, 2001.

                                                                 Years Ended December 31,
                                    ----------------------------------------------------------------------------------
                                          2004            2003           2002             2001             2000
                                          ----            ----           ----             ----             ----

Revenue                             $  6,034,942    $  2,705,534     $  2,121,574    $  3,520,924     $  3,652,422
Operating loss                      $ (4,646,604)   $ (4,261,045)    $(15,127,235)   $ (1,297,145)    $ (1,548,777)
Gain on debt extinguishment, net    $    508,124    $        ---     $        ---    $        ---     $        ---
Contract termination reserve        $        ---    $   (125,000)    $        ---    $        ---     $        ---
Gain on royalty assignment          $        ---    $        ---     $  2,811,590    $        ---     $        ---
Other expense                       $   (334,116)   $   (504,413)    $   (318,618)   $   (186,809)    $   (106,675)
Net loss                            $ (4,472,596)   $ (4,890,458)    $(12,634,263)   $ (1,565,054)    $ (2,994,574)
Earnings per share
   Weighted number of outstanding
   shares - basic and diluted         18,223,609      12,964,498        5,047,611       2,881,877        1,790,160

   Loss per share                   $     (0.25)    $      (0.38)    $      (2.50)   $      (0.54)    $      (1.67)
SELECTED BALANCE SHEET DATA:
Total assets                        $ 18,847,164    $ 16,299,434     $  9,200,964    $ 22,035,420     $  4,922,703
Working capital (deficit)           $  6,785,719    $  3,294,231     $ (1,572,209)   $  1,775,401     $   (199,775)
Long-term
   Note and lease obligations       $  6,017,263    $  3,322,384     $  2,849,126    $  2,409,202     $        ---
   Deferred income                  $     53,472    $        ---     $        ---    $     421,399    $  2,036,896

(Note: Earnings per share information as previously reported at December 31, 2002 has been adjusted to a post-reverse split basis.)

ITEM 7. Management's Discussion and Analysis
        ------------------------------------
PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in the section of this annual report captioned "Risk Factors That May Affect Our Results." The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

EXECUTIVE SUMMARY

The Company primarily operates through Nestor Traffic Systems, Inc. (NTS), a wholly owned subsidiary. NTS's principal product is its CrossingGuard video-based red light enforcement system and services. CrossingGuard is marketed, maintained, and distributed through direct sales to states and municipalities in the United States. In August 2004, NTS entered into a distributorship agreement with Vitronic Machine Vision Ltd. for exclusive rights to market and sell PoliScan, a speed enforcement system, throughout the United States, Canada and Mexico, subject to minimum sales goals.

The following is a summary of key performance measurements monitored by management:

                                               Quarter Ended December 31,             Year Ended December 31,
                                           ---------------------------------      ---------------------------------
                                                2004                 2003              2004                 2003
                                                ----                 ----              ----                 ----
Financial:
    Revenue                               $   1,551,000       $   1,122,000       $   6,035,000      $    2,706,000
    Loss from operations                      1,820,000           1,230,000           4,647,000           4,261,000
    Net loss                                  1,959,000           1,592,000           4,473,000           4,890,000
    Additional investment in
       capitalized systems                      310,000             822,000           1,829,000           2,341,000
    Cash and marketable equity securities                                             6,422,000           5,410,000
    Working capital                                                                   6,786,000           3,294,000


Number of CrossingGuard Approaches*:                                                        111                  88
     Installed and operational
     Authorized under existing contracts                                                    128                  47
                                                                                  -------------      --------------
     Total installed and planned                                                            239                 135


* At end of period. There can be no assurance that all approaches authorized under existing contracts will ultimately be installed.

The management team focus is to expand the Company's market share in the emerging traffic safety market. The Company plans to expand that market share by:

     o Continuing to aggressively market CrossingGuard video-based red light enforcement systems and services to states and municipalities for red light enforcement and safety

     o Implementing a marketing program for speed enforcement systems and services to states and municipalities for speed enforcement and safety

     o Participating in efforts to increase the public's acceptance of, and state's authorization of, automated traffic safety systems

     o    Participating in industry standards setting bodies

     o Enhancing and seeking patents for our traffic safety technology to maintain or improve our position and competitive advantages in the industry

     o    Vigorously   defending  our  patented   technology  from  competitors'
          infringement

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION AND WORKING CAPITAL

The Company had cash and short-term investments of approximately $5,850,000 at December 31, 2004 as compared with approximately $5,410,000 at December 31, 2003. At December 31, 2004, the Company had working capital of $6,786,000 as compared with $3,294,000 at December 31, 2003. The increase in cash in 2004 primarily resulted from the sale of $6,000,000 of convertible notes and $3,440,000 of common stock in a private placement, offset by $2,179,000 of lease financing repayments, $2,061,000 invested in capitalized systems, property and equipment and cash used by operations.

Working capital was favorably impacted by the net effect of these factors as the current portion of the Laurus Note ($885,000) and lease ($639,000) payables at December 31, 2003 were eliminated. Marketable equity securities of $572,000 and a $590,000 increase in inventory at December 31, 2004 also contributed to increased working capital at that date.

In November 2004, the Company completed the sale of $6 million aggregate principal amount of its 5% Senior Convertible Notes to accredited investors in a private placement, resulting in net proceeds to the Company of $5,555,000.

In January 2004, the Company received $3,440,000 in proceeds from the private placement of common stock, $2,179,000 of which was used to settle the remaining lease obligation to Electronic Data Systems Corporation (EDS). The EDS settlement resulted in a gain on early extinguishment of debt of $681,000 and eliminated the 12% interest obligation.

Also in January 2004, the Company satisfied its obligations on a $2 million convertible note issued to Laurus Master Fund, Ltd. in July 2003 by issuing 492,904 shares of Nestor common stock and repaying the note balance, accrued interest and prepayment penalty. On the same date, the Company issued a new $1.5 million convertible note to Laurus. Although Nestor received $98,000 as a net result of these transactions, the more beneficial change was increasing the fixed conversion price, as defined in the notes, from $1.55 per share in the first note to $3.50 in the second note. During 2004, the Company repaid $195,000 of principal in cash and the balance of the note was converted into common stock by November 2004.

The Company had a net worth of $10,779,000 at December 31, 2004, as compared with a net worth of $9,662,000 at December 31, 2003. The increase in net worth is further detailed on the Consolidated Statements of Stockholders' Equity.

FUTURE COMMITMENTS

During 2004, the Company acquired additional property and leased equipment (primarily computers and related equipment) at a cost of $232,000 and invested $1,829,000 in capitalized systems. At December 31, 2004, Nestor recorded its investments in computers and related equipment (net of depreciation) at $357,000 and in capitalized systems (net of depreciation to an estimated residual value) at $3,749,000. Management expects that NTS will make future commitments for the purchase of additional computers and related computing equipment, for furniture and fixtures, for leasehold improvements, for delivery of capitalized systems, for consulting and for promotional and marketing expenses.

The Company does not generally grant payment terms to customers in excess of 90 days.

The Company's future contractual obligations and other commitments are as follows:

Contractual Obligations and Commercial Commitments:

                                                 Payment Due Date
                     ----------------------------------------------------------
                       Total     < 1 Year     1-3 Years   3-5 Years  Thereafter
                       -----      --------    ---------   ---------  ----------

Senior Convertible
  Note              $6,000,000   $    ---    $6,000,000    $   ---    $    ---

Operating leases    $  314,000   $198,000    $  116,000    $   ---    $    ---

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

RESULTS OF OPERATIONS

In 2004, the Company focused on marketing and selling the Company's principal product, CrossingGuard, a video-based red light enforcement system with ancillary support services. During 2003, the Company completed the transition from several lines of business, including financial services/PRISM, Rail and TrafficVision, which had previously generated the majority of revenue, to red-light enforcement services and products as the ongoing operating focus of the Company. Future growth will depend on an increase in the number of CrossingGuard approaches installed and operational and successful efforts to develop and penetrate the automated speed enforcement market.

ANALYSIS OF THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

In the quarter ended December 31, 2004, the Company realized a $428,000 (38%) increase in revenues and a $1,018,000 (43%) increase in operating expenses compared to last year's fourth quarter. The Company reported a net loss of $1,959,000 compared to $1,592,000 in last year's fourth quarter. The increased revenue relates primarily to $400,000 of revenue recorded under sales-type lease accounting for Delaware approaches installed during the current year quarter. Operating expense includes a corresponding $214,000 Delaware cost of sales, an increase of $290,000 in amortization on capitalized systems, and costs associated with the development of a larger sales force ($116,000 additional internal sales expense, and $125,000 additional consultant expenses). Other expenses--net in the fourth quarter of 2003 included the write off of the unamortized discount on the first Laurus note and EDS interest expense.


Revenues
--------

The Company's revenues arose from CrossingGuard lease and service fees. During the quarter ended December 31, 2004, revenues increased $426,000 to $1,548,000 from $1,122,000 in last year's fourth quarter. This increase is due primarily to additional revenue from Delaware installations along with increased revenue from a larger installation base.

Operating Expenses
------------------

Total operating expenses amounted to $3,371,000 in the quarter ended December 31, 2004, an increase of $1,018,000 as compared to total operating costs of $2,353,000 in last year's fourth quarter.

Cost of Goods Sold

Cost of goods sold (CGS) totaled $1,307,000 in the fourth quarter of 2004 as compared to $614,000 in last year's fourth quarter. This year's fourth quarter included $214,000 of costs associated with the Delaware installations, $184,000 of accelerated amortization on certain installed approaches which were not renewed and a $106,000 overall increase in systems amortization due to a larger installed base. Last year's fourth quarter also includes a $417,000 net reclassification of all 2003 citation processing costs from engineering and operations, as previously presented, to CGS.

Engineering and Operations

Costs related to engineering and operations totaled $999,000 in the fourth quarter of 2004, as compared with $745,000 in 2003. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. This expense increased in 2004 as there were more customers and installations to support. Increases in headcount and travel generated $149,000 of additional costs in the 2004 quarter and the inventory reserve, established in 2004, rose by $43,000 during the current year quarter. The 2003 comparable period includes a $417,000 net reclassification of all 2003 citation processing costs to CGS.

Research and Development

Research and development expenses totaled $32,000 in the quarter ended December 31, 2004 as compared with $29,000 in the previous year's quarter. The Company continues its R&D activities, as deemed necessary.

Selling and Marketing

Selling and marketing costs were $377,000 in the quarter ended December 31, 2004, and $87,000 in the previous year's quarter. The increase reflects a more aggressive marketing effort, including the cost associated with a nationwide sales force. Outside consultants are also being used to cover strategic markets. Attendance at trade shows escalated, as did the purchase of collateral material.

General and Administrative

General and administrative expenses totaled $654,000 in the fourth quarter of 2004, as compared with $876,000 in the previous year's quarter. The decrease is primarily due to a $140,000 reduction in financing fees and a $62,000 reduction in bad debt expense, offset by a $39,000 increase in patent lawsuit defense expenses.

Other Expense

For this year's fourth quarter, net other expense was $139,000 as compared with $362,000 in the quarter-earlier period. The decrease of $223,000 is due primarily to the non-reoccurrence of a $169,000 write off of the unamortized discount on the first Laurus note in 2003 and a $27,000 reduction in warrant amortization as warrants were fully amortized in July 2004.

Net Loss
--------

During the fourth quarter 2004, the Company experienced a loss of $1,959,000, as compared with a loss of $1,592,000 in the previous year's quarter. For the quarter ended December 31, 2004, loss per share available for common stock was $0.11 per share, consistent with the corresponding period of the prior year. The weighted average shares outstanding were 18,619,771 for the quarter ended December 31, 2004 and 13,987,905 for the quarter ended December 31, 2003.


ANALYSIS OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003

For the year ended December 31, 2004, the Company experienced a 123% ($3,329,000) increase in revenues compared to the prior calendar year. Operating expenses increased 53% ($3,715,000) in 2004. The Company reported a net loss of $4,473,000 in 2004 compared to a loss of $4,890,000 in the prior year. Many significant changes occurred during these two years as more fully described below.

Revenues
--------

The Company's revenues arose from royalties and product sales, lease and service fees, as discussed separately below. During the year ended December 31, 2004, revenues increased $3,329,000 to $6,035,000 from $2,706,000 in the prior calendar year.

Product Royalties

Product royalties totaled $37,000 in 2004, as compared with $29,000 in 2003. Residual royalty streams from two customers account for all royalty revenues.

Product Sales, Lease and Service Fees

Product sales, lease and service fee revenues totaled $5,998,000 in 2004, as compared with $2,677,000 in 2003. This increase is largely attributable to a full year of revenues in 2004 on 44 approaches installed on various dates in 2003, proceeds received under the Master Lease Agreement with the State of Delaware and revenues recognized in connection with our ACS agreement for the city of Baltimore. The Company continues to retrofit some operating approaches to improve performance and is working with its customers to complete build outs of remaining approaches committed under existing contracts.

Operating Expenses
------------------

Total operating expenses amounted to $10,682,000 in the year ended December 31, 2004, an increase of $3,715,000 over total operating costs of $6,967,000 in the prior year. The primary changes in 2004 include increased amortization on live approaches, an increase in CGS as a result of the Delaware installations and Baltimore revenue, a significant increase in sales consulting expenses, and $381,000 of additional of lawsuit defense expenses. Additionally, headcount increased 33% in 2004 over 2003, which caused an increase in salaries and fringes, and related travel expenses.

Costs of Goods Sold

Cost of goods sold totaled $3,932,000 in 2004 as compared to $1,791,000 in the prior year. CGS includes amortization, maintenance and processing costs related to revenues recorded in the respective periods. The current year increase is primarily due to an increase of $990,000 of amortization (more installed approaches), including $184,000 of accelerated amortization on certain installed approaches which were not renewed, $558,000 of Delaware systems installed under sales-type lease accounting and $232,000 of costs associated with Baltimore revenue.

Engineering and Operations

Costs related to engineering and operations totaled $3,464,000 in 2004, as compared with $2,578,000 in 2003. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. The increase in these costs reflects the additional expenses both internally and field-based, to support the growing installed customer base. Engineering and operations staff growth in 2004 includes redeployment of five people from other departments to field support, in addition to six new employees hired. Expenses such as travel, tools and supplies increased, as well.

Research and Development

Research and development expenses totaled $157,000 in the year ended December 31, 2004 as compared with $121,000 in the prior year. The increase in 2004 is directly attributable to materials purchased in support of on-going research activities.

Selling and Marketing

Selling and marketing costs increased $519,000 to $874,000 in the year ended December 31, 2004, from $355,000 in the prior year. The increase in 2004 costs reflects the hiring of a nationwide sales force with outside consultants to support sales activity in strategic markets.

General and Administrative

General and administrative expenses totaled $2,254,000 in 2004, as compared with $2,121,000 in the previous year. The $133,000 increase is largely the net result of $381,000 increased 2004 patent lawsuit defense costs, offset by a $124,000 reduction in 2004 financing fees and last year's $180,000 expense for an employee settlement agreement.

Gain on Debt Extinguishment
---------------------------

Obligations to EDS and Laurus (under the July 2003 note) were fully satisfied in January 2004, resulting in a net gain of $508,000. The early payment to EDS resulted in a gain of $681,000, which was offset in part by a prepayment penalty of $173,000 incurred in the Laurus settlement.

Contract Termination Reserve
----------------------------

A significant customer contract in the Rail line of business was terminated by mutual agreement prior to its completion as a result of the Company's decision to focus its resources on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees in June 2003. Payment was satisfied in December 2004.

Other Expense
-------------

For 2004, net other expense was $334,000; as compared with net other expense of $504,000 in the year-earlier period. In 2004, other expense included $80,000 of interest expense accrued as a result of a 2004 sales and use tax audit, a decrease of $144,000 in interest expenses associated with notes payable, a realized loss on marketable equity securities of $96,000, and a decrease of $44,000 in warrant amortization as warrants were fully amortized in July 2004. Non-recurring 2003 items include $164,000 of interest expense paid to EDS offset by a $64,000 favorable vendor settlement.

Net Loss
--------

During 2004, the Company recorded a loss of $4,473,000, as compared with a loss of $4,890,000 in the prior year. For the year ended December 31, 2004, loss per share was $0.25 per share, as compared with a loss per share of $0.38 in corresponding period of the prior fiscal year. For the year ended December 31, 2004, there was outstanding a weighted average of 18,223,609 shares, as compared to 12,964,498 shares in the year-earlier period.

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

Costs of Goods Sold

Cost of goods sold totaled $1,791,000 in 2003 as compared to $1,476,000 in the prior year. CGS includes amortization, maintenance and processing costs related to revenues recorded in the respective periods. Fiscal year 2002 includes $289,000 (Rail), $138,000 (TrafficVision) and $111,000 (pilot program) CGS which did not recur in 2003 but were offset by a $414,000 current year increase in system amortization due to the increased number of installed approaches and a $417,000 net reclassification of 2003 citation processing costs from engineering and operations as previously presented to CGS. Additionally, 2002 included a $102,000 reversal of EDS processing costs which were not repeated in 2003.

Engineering and Operations

Costs related to engineering and operations totaled $2,578,000 in 2003, as compared with $2,070,000 in 2002. These costs include the salaries of field and office personnel as well as operating expenses related to product design, delivery, configuration, maintenance and service. The increase in these costs reflects the addition of NTS expenses both internally and field-based, to support the growing installed customer base. Staff realignments from R & D were necessary to assist in engineering efforts. Also, $417,000 of net citation processing costs was reclassified to CGS in fourth quarter 2003. Citation processing costs were not material to 2002 engineering and operations and were not reclassified to conform to the 2003 presentation.

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

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk.
         ----------------------------------------------------------

The Company's marketable equity securities (primarily cash reserves and an insured municipal bond fund), valued at $572,000 at December 31, 2004, are exposed to market risk due to changes in U.S. interest rates and fluctuations in foreign currency exchange rates. The primary objective of the Company's investment activities is the preservation of principal while maximizing investment income. The Company's exposure to this risk is moderately high in the short-term. During 2004, the Company realized a net loss of $96,000 on securities sold and has an unrealized loss of $10,000 on securities held at December 31, 2004. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

The Company has a senior convertible note payable with interest fixed at 5% through its October 2007 maturity. Management assesses the exposure to this risk as immaterial.

ITEM 8.   Financial Statements and Supplementary Data
          -------------------------------------------

See annexed financial statements.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

None.


ITEM 9A.  Controls and Procedures
          -----------------------

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No change in the Company's internal control over financial reporting (as defined in Rules 13a -15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  Other Information
          -----------------

On March 25, 2005, Nigel P. Hebborn was appointed Executive Vice President of Nestor, Inc. Mr. Hebborn previously served as Chief Operating Officer of Nestor, Inc. He will continue to serve as President and Chief Executive Officer of the Company's wholly owned subsidiary, Nestor Traffic Systems, Inc. His compensation will remain unchanged from that previously reported.

Also on March 25, 2005, Tadas A. Eikinas was appointed Chief Operating Officer of Nestor, Inc. Mr. Eikinas had been leading the Company's efforts to develop, market and implement speed products. Prior to joining Nestor in 2004, Mr. Eikinas was Director of Peek Traffic's red light and speed enforcement products division. In connection with his appointment as Chief Operating Officer, the Company entered into an employment agreement with Mr. Eikinas on March 29, 2005. Mr. Eikinas's employment agreement provides for a base salary of $175,000 per year, an option grant and bonuses based on reaching project objectives. The term of the agreement is from its date until December 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by October 31, 2008.

The employment agreement provides that in the event of Mr. Eikinas's termination without cause or resignation for good reason, each as defined in the agreement, Mr. Eikinas will receive one year's base salary and one year of accelerated vesting with respect to his option. The option granted is to purchase 30,000 shares of Nestor's common stock at $5.95 per share, of which 10,000 vest upon grant, 10,000 vest on March 29, 2006 and 10,000 vest on March 29, 2007.

Mr. Eikinas will receive a bonus of $12,500 and an immediately exercisable option to purchase 25,000 shares of the Company's common stock at the then current fair market value if, on or before October 31, 2005, the Company satisfactorily delivers, as reasonably determined by the Compensation Committee of the Board, a "speed on green" product other than to defined test markets. In addition, he will receive a bonus of $12,500 and an immediately exercisable option to purchase 25,000 shares of the Company's common stock at the then current fair market value if, on or before October 31, 2005, the Company satisfactorily delivers, as reasonably determined by the Compensation Committee of the Board, a mobile speed product other than to defined test markets. He will also receive an immediately exercisable option to purchase 25,000 shares of the Company's common stock at the then current fair market value if, on or before December 31, 2005, the Company successfully develops and tests, as reasonably determined by the Compensation Committee of the Board, a CrossingGuard system using all digital imaging. The Compensation Committee may grant Mr. Eikinas additional bonuses in its sole discretion.

Also on March 25, 2005 Benjamin M. Alexander was appointed Vice President and General Counsel of Nestor, Inc. Mr. Alexander had been of counsel to Partridge Snow & Hahn LLP and served as the Company's outside counsel since 2003. In connection with his appointment as Vice President and General Counsel, the Company entered into an employment agreement with Mr. Alexander on March 29, 2005. Mr. Alexander's employment agreement provides for a base salary of $165,000 per year, an option grant and bonuses in the Compensation Committee's sole discretion. The term of the agreement is from its date until December 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by October 31, 2008.

The employment agreement provides that in the event of Mr. Alexander's termination without cause or resignation for good reason, each as defined in the agreement, Mr. Alexander will receive one year's base salary and three years of accelerated vesting with respect to his option The option granted is to purchase 135,000 shares of Nestor's common stock at $5.95 per share, of which 10,000 vest upon grant, 15,000 vest on March 1, 2006, 20,000 vest on March 29, 2007, 25,000 vest on March 29, 2008, 30,000 vest on March 29, 2009 and 35,000 vest on March 29, 2010.

Each of the options granted to Messrs. Eikinas and Alexander provide that following a change in control of the Company, in the event of a termination without cause or a resignation for good reason by either will result in the immediate vesting of that officer's option in its entirety.

Also on March 25, Harold A. Joannidi was appointed Chief Financial Officer of Nestor, Inc., effective as of April 4, 2005. Claire M. Iacobucci, the Company's Chief Financial Officer since April 2004 and employee since 1997, had requested that the Company appoint a new Chief Financial Officer so as to allow her to return to a part-time work schedule. Mr. Joannidi's annual salary will be $125,000. Upon the commencement of his employment, Mr. Joannidi will receive options to purchase 100,000 shares of Nestor's common stock at the then current market price. Twenty thousand of those options will be immediately exercisable and an additional 20,000 will vest on each of the first four anniversaries of his employment by the Company.

Subsequent to Mr. Joannidi's appointment as Chief Financial Officer, Ms. Iacobucci tendered her resignation, effective as of April 15, 2005.

                                                                         PART II


ITEM 8.





                        CONSOLIDATED FINANCIAL STATEMENTS




                                    FORM 10-K




                                December 31, 2004

                                  NESTOR, INC.
                                  ------------

                                    CONTENTS
                                    --------







                                                                  Page No.
                                                                  --------

Report of Independent Registered Public Accounting Firm              37

Consolidated Balance Sheets -
 December 31, 2004 and 2003                                          38

Consolidated Statements of Operations -
 For the Years Ended December 31, 2004, 2003 and 2002                39

Consolidated Statements of Stockholders' Equity -
 For the Years Ended December 31, 2004, 2003 and 2002                40

Consolidated Statements of Cash Flows -
 For the Years Ended December 31, 2004, 2003 and 2002                41

Notes to Consolidated Financial Statements                           42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Nestor, Inc.
East Providence, Rhode Island



We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ Carlin, Charron & Rosen, LLP

Providence, Rhode Island
March 18, 2005


                                                       NESTOR, INC.
                                                Consolidated Balance Sheets
                                                ---------------------------
                                                                                           DECEMBER 31,
                      ASSETS                                                         2004                2003
                                                                                     ----                ----

CURRENT ASSETS:
    Cash and cash equivalents                                                   $   5,849,992      $   5,410,123
    Marketable equity securities                                                      571,860                ---
    Accounts receivable, net of allowance for doubtful accounts                       763,573            521,872
    Unbilled contract revenue                                                         111,117            158,952
    Inventory, net                                                                  1,031,891            442,298
    Other current assets                                                              307,938             75,791
                                                                                -------------      -------------
      Total current assets                                                          8,636,371          6,609,036

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                       3,749,293          3,514,908
    Property and equipment, net of accumulated depreciation                           357,052            385,165
    Goodwill                                                                        5,580,684          5,580,684
    Patent development costs, net of accumulated amortization                         161,740            175,216
    Other long term assets                                                            362,024             34,425
                                                                                -------------      -------------

TOTAL ASSETS                                                                    $  18,847,164      $  16,299,434
                                                                                =============      =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable                                                                $         ---      $     884,750
    Accounts payable                                                                  620,013            468,289
    Accrued employee compensation                                                     460,556            386,652
    Accrued liabilities                                                               655,406            745,676
    Deferred revenue                                                                   91,667             20,000
    Leases payable                                                                     23,010            662,541
    Restructuring reserve                                                                 ---            146,897
                                                                                -------------      -------------
      Total current liabilities                                                     1,850,652          3,314,805

NONCURRENT LIABILITIES:
    Long term note payable                                                          6,000,000          1,030,000
    Asset retirement obligation                                                       146,577                ---
    Long term deferred revenue                                                         53,472                ---
    Long term leases payable                                                           17,263          2,292,384
                                                                                -------------      -------------
      Total liabilities                                                             8,067,964          6,637,189
                                                                                -------------      -------------

    Commitments and contingencies                                                         ---                ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 180,000 shares at
      December 31, 2004 and 190,000 shares at December 31, 2003                       180,000            190,000
    Common stock, $.01 par value, authorized 30,000,000 shares;
      issued and outstanding:   18,673,498 shares at December 31, 2004
      and 13,997,238 shares at December 31, 2003                                      186,735            139,972
    Warrants                                                                           66,358          1,377,251
    Additional paid-in capital                                                     62,430,361         49,230,803
    Stock pending issuance                                                                ---          6,335,877
    Accumulated deficit                                                           (52,084,254)       (47,611,658)
                                                                                -------------      -------------
      Total stockholders' equity                                                   10,779,200          9,662,245
                                                                                -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  18,847,164      $  16,299,434
                                                                                =============      =============


See Notes to the Financial Statements.



                                                            NESTOR, INC.
                                              Consolidated Statements of Operations
                                              -------------------------------------

                                                                          YEARS ENDED DECEMBER 31,
                                                                 2004                2003               2002
                                                            ----------------------------------------------------

Revenue:
     Product royalties                                      $      36,691       $      28,555      $     664,401
     Product sales, lease and service fees                      5,998,251           2,676,979          1,457,173
                                                            -------------       -------------      -------------

         Total revenue                                          6,034,942           2,705,534          2,121,574
                                                            -------------       -------------      -------------

Operating expenses:
     Cost of goods sold                                         3,931,962           1,791,203          1,475,945
     Engineering and operations                                 3,463,754           2,578,056          2,070,476
     Research and development                                     157,396             121,350          1,604,159
     Selling and marketing                                        873,946             354,847            607,901
     General and administrative                                 2,254,488           2,121,123          1,453,342
     Restructuring costs                                              ---                 ---            742,705
     Capitalized system costs impairment                              ---                 ---            794,281
     Goodwill impairment loss                                         ---                 ---          8,500,000
                                                            -------------       -------------      -------------
         Total operating expenses                              10,681,546           6,966,579         17,248,809
                                                            -------------       -------------      -------------


Loss from operations                                           (4,646,604)         (4,261,045)       (15,127,235)

Gain on debt extinguishment, net                                  508,124                 ---                ---
Contract termination reserve                                          ---            (125,000)               ---
Gain on royalty assignment                                            ---                 ---          2,811,590
Other expense - net                                              (334,116)           (504,413)          (318,618)
                                                            -------------       -------------      -------------

Net loss                                                    $  (4,472,596)      $  (4,890,458)     $ (12,634,263)
                                                            =============       =============      =============


Loss Per Share:

Loss per share, basic and diluted                           $        (.25)      $       (0.38)      $      (2.50)
                                                            =============       =============       ============

Shares used in computing loss per share:
     Basic and diluted                                         18,223,609          12,964,498          5,047,611
                                                            =============       =============      =============


See Notes to the Financial Statements.



                                                                  Nestor, Inc.
                                                Consolidated Statements of Stockholders' Equity

                                              For the Years Ended December 31, 2004, 2003 and 2002
                                              ----------------------------------------------------



                     Preferred Stock        Common Stock                      Additional      Stock
                   -----------------    --------------------                    Paid-in     Pending      Accumulated
                   Shares     Amount     Shares      Amount      Warrants       Capital     Issuance      Deficit          Total
                   ------     ------     ------      ------      --------     ----------   ----------   ------------       -----
Balance at
 Dec. 31, 2001     235,000  $235,000    5,024,111  $ 50,241   $ 2,612,368    $43,581,825   $      ---   $(30,086,937)  $ 16,392,497
Accretion value
 of warrants           ---       ---          ---       ---       106,483            ---          ---            ---        106,483
Variable
 warrants              ---       ---          ---       ---    (1,646,026)     1,646,026          ---            ---            ---
Loss for the
 year ended
 Dec. 31, 2002         ---       ---          ---       ---           ---            ---          ---    (12,634,263)   (12,634,263)
                   -------  --------   ----------  --------   -----------    -----------   ----------    -----------   ------------
Balance at
Dec. 31, 2002      235,000  $235,000    5,024,111  $ 50,241   $ 1,072,825    $45,227,851   $      ---    (42,721,200)  $  3,864,717


Issuance of
 Common Stock          ---       ---    8,968,627    89,686           ---      3,997,561          ---            ---      4,087,247
Conversion
 of Preferred
 Stock to
 Common Stock      (45,000   (45,000)       4,500        45           ---         44,955          ---            ---            ---
Stock issuance
 outstanding           ---       ---          ---       ---           ---            ---    6,335,877            ---      6,335,877
Issuance of
 warrants              ---       ---          ---       ---           ---        158,378          ---            ---        158,378
Accretion value
 of warrants           ---       ---          ---       ---       106,484            ---          ---            ---        106,484
Variable
 warrants              ---       ---          ---       ---       197,942       (197,942)         ---            ---            ---
Loss for the
 year ended
 Dec. 31, 2003         ---       ---          ---       ---           ---            ---          ---     (4,890,458)    (4,890,458)
                  --------  --------   ----------  --------   -----------     ----------   ----------    -----------   ------------
Balance at
 Dec. 31, 2003     190,000  $190,000   13,997,238  $139,972   $ 1,377,251    $49,230,803   $6,335,877   $(47,611,658)  $  9,662,245


Issuance of
 Common Stock          ---       ---    3,519,384    35,194           ---      9,721,121   (6,335,877)           ---      3,420,438
Conversion of
 Laurus notes
 payable               ---       ---      865,761     8,658           ---      2,060,342          ---            ---      2,069,000
Exercise of
 cashless
 warrants              ---       ---      262,115     2,621           ---         (2,623)         ---            ---             (2)
Exercise of
 incentive
 stock
 options               ---       ---       28,000       280           ---         37,720          ---            ---         38,000
Conversion
 of Preferred
 Stock to
 Common Stock      (10,000   (10,000)       1,000        10           ---          9,990          ---            ---            ---
Accretion value
 of warrants           ---       ---          ---       ---        62,115            ---          ---            ---         62,115
Expired
 warrants              ---       ---          ---       ---    (1,225,000)     1,225,000          ---            ---            ---
Variable
 warrants              ---       ---          ---       ---      (148,008)       148,008          ---            ---            ---
Loss for the
 year ended
 Dec. 31, 2004         ---       ---          ---       ---           ---            ---          ---     (4,472,596)    (4,472,596)
                  --------  --------   ----------  --------   -----------    -----------   ----------    -----------   ------------
Balance at
Dec. 31, 2004      180,000  $180,000   18,673,498  $186,735   $    66,358    $62,430,361   $      ---   $(52,084,254)  $ 10,779,200
                   =======  ========   ==========  ========   ===========    ===========   ==========   ============  =============


      See Notes to the Financial Statements.




                                                                  NESTOR, INC.
                                                      Consolidated Statements of Cash Flows
                                                      -------------------------------------

                                                                             YEARS ENDED DECEMBER 31,
                                                                    2004               2003                2002
                                                              -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (4,472,596)      $  (4,890,458)     $ (12,634,263)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Depreciation and amortization                             2,037,217           1,012,123            601,938
      Loss on disposal of fixed assets                              5,378               5,291             17,402
      Gain on extinguishment of debt, net                        (508,124)                ---                ---
      Unrealized loss on marketable equity securities               9,912                 ---                ---
      Realized loss on marketable equity securities                96,367                 ---                ---
      Dividends reinvested                                        (34,898)                ---                ---
      Goodwill impairment loss                                        ---                 ---          8,500,000
      Capitalized system costs impairment                             ---                 ---            794,281
      Gain on royalty assignment                                      ---                 ---         (2,811,590)
      Expenses charged to operations relating to
       options, warrants and capital transactions                  62,115             264,862            106,483
      Increase (decrease) in cash arising from
       changes in assets and liabilities:
        Restricted cash                                               ---                 ---            943,926
        Accounts receivable, net                                 (241,701)           (380,609)            16,943
        Unbilled contract revenue                                  47,835             (36,268)            32,841
        Inventory, net                                           (599,634)           (178,210)            46,447
        Other assets                                             (498,746)             83,041            108,740
        Accounts payable and accrued expenses                     163,152            (137,129)          (257,207)
        Deferred income                                           125,139              20,000           (270,904)
        Restructuring reserve                                    (146,897)           (219,042)           365,939
                                                            -------------       -------------      -------------

        Net cash used by operating activities                  (3,955,481)         (4,456,399)        (4,439,024)
                                                            -------------       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable equity securities                   (1,500,000)                ---                ---
  Liquidation of marketable equity securities                     856,759                 ---                ---
  Proceeds from royalty assignment, net                               ---                 ---          3,040,100
  Investment in capitalized systems                            (1,829,373)         (2,341,114)        (1,016,985)
  Purchase of property and equipment                             (232,267)            (86,145)           (47,849)
  Proceeds from sale of property and equipment                        ---                 ---             11,600
  Patent development costs                                         (5,633)            (31,196)           (21,818)
                                                            -------------       -------------      -------------

        Net cash provided (used) by investing activities       (2,710,514)         (2,458,455)         1,965,048
                                                            -------------       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of obligations under capital leases                (2,260,115)           (292,641)           (42,647)
  Proceeds from notes payable                                   6,098,028           4,000,000                ---
  Repayment of note payable                                      (195,000)                ---                ---
  Proceeds from leases payable                                        ---                 ---            530,530
  Proceeds from issuance of common stock,  net                  3,462,951           4,001,997                ---
  Proceeds from stock pending issuance                                ---           4,306,727                ---
                                                            -------------       -------------      -------------

        Net cash provided by financing activities               7,105,864          12,016,083            487,883
                                                            -------------       -------------      -------------

Net change in cash and cash equivalents                           439,869           5,101,229         (1,986,093)
Cash and cash equivalents - beginning of year                   5,410,123             308,894          2,294,987
                                                            -------------       -------------      -------------

Cash and cash equivalents - end of year                     $   5,849,992       $   5,410,123      $     308,894
                                                            =============       =============      =============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                             $      92,577       $     361,730      $      89,431
                                                            =============       =============      =============

  Income taxes paid                                         $         ---       $         ---      $         ---
                                                            =============       =============      =============


Significant non-cash transactions are described in Notes 4, 6, 7, 11 and 15.
See Notes to the Financial Statements.

                                  NESTOR, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -  NATURE OF OPERATIONS
          A.   Organization
               Nestor, Inc. was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how, which was acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with the financing discussed in Note 6. The consolidated financials statements include the accounts of Nestor, Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company"). All intercompany transactions and balances have been eliminated. The Company's principal office is located in East Providence, RI.

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

          B.   Liquidity and management's plans
               The Company has incurred significant losses to date and at December 31, 2004 has an accumulated deficit. Management believes that the significant financing obtained in 2004, strong liquidity at December 31, 2004 and current contracts with municipalities will enable the Company to continue the development and upgrading of its products and sustain operations through the end of 2005. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, or that the Company's product development and marketing efforts will be successful.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          A.   Cash equivalents
               The  Company   considers  all  highly  liquid  debt   instruments
               purchased with an original maturity of 90 days or less to be cash equivalents.

          B.   Marketable equity securities
               The Company's marketable equity securities consist of investments in closed-end insured municipal bond funds. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

          C.   Accounts receivable
               Accounts receivable represents balances due from customers, net of an $84,213 reserve for doubtful accounts at December 31, 2004 and 2003. The reserve was established during 2003. In determining the need for an allowance, objective evidence that a single receivable is uncollectible as well as an historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collected is considered at each balance sheet date.

          D.   Unbilled contract revenue
               Unbilled contract revenue represents revenue earned by the Company in advance of being billable under customer contract terms. Under the terms of some current contracts, the Company cannot bill the municipality until the court has collected the citation fine. Management records unbilled contract revenue in these situations at a net amount, based upon a historical pattern of collections by the courts for the municipalities. The pattern of collections on these citations is continually reviewed and updated by management.

          E.   Inventory
               Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis and consists mostly of equipment to be installed as capitalized system costs. The December 31, 2004 inventory balance is presented net of a $50,000 inventory reserve which was established during the year.

          F.   Property and equipment & depreciation and amortization
               Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method at rates sufficient to write off the cost of the assets over their estimated useful lives.

          G.   Goodwill
               Goodwill represents the excess of cost over the fair value of net assets acquired. Statement of Financial Accounting Standards
               (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is reviewed for impairment using the Company's quoted stock price as a measurement of the Company's fair value of assets, including goodwill, and liabilities. Any resulting goodwill impairment will be charged to operations.

          H.   Product and patent development costs
               The costs of development of the Company's software - which consist primarily of labor and outside consulting and are an inherent cost of the Company's business - and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product. The Company currently has no costs eligible for capitalization under the American Institute of Certified Public Accountants Statement of Position 98-1.

               Patent-development costs are expensed or capitalized, as appropriate. Amortization of capitalized costs is on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

          I.   Revenue recognition
               Revenue is derived mainly from the lease of products, which incorporate NTS's software, and the delivery of services based upon such products. Lease and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment (either under sales or operating lease agreements) and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

               Product Sales - The Company recognizes the revenue allocable to product sales upon delivery of the product.

               Lease and Service Fees - The Company recognizes lease and service fee revenue from operating lease arrangements with customers over the terms of the lease agreements. The majority of NTS's CrossingGuard revenues are expected to be generated from fees received from red-light violation citations issued by the system and associated services. Revenues are recognized upon the issuance of the related tickets. To the extent that maintenance is provided, it is billed and recognized on a monthly basis.

               Deferred revenue - Certain customer contracts allow the Company to bill and/or collect payment prior to the performance of services, resulting in deferred revenue.

               Contracts may include penalty provisions relating to timely performance and delivery. Penalties are charged to operations as incurred.

          J.   Shipping and handling costs
               Shipping and handling costs are capitalized if part of a leased system or included in engineering services expense.

          K.   Research and development
               Research and development costs associated with NTS products consist principally of payroll and related costs, facilities costs and the cost of prototype components.

          L.   Income taxes
               The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the deferred tax asset, which is fully reserved, is net operating loss carry forwards.

               Although the Company reports consolidated results and balances for financial reporting purposes, the individual companies file separate tax returns. Due to operating losses throughout the reporting periods, no provision for income tax has been made.

          M.   Earnings (loss) per share and common stock
               The Company  reports  its  earnings  (loss) per share  ("EPS") in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed giving effect to common stock equivalents and other dilutive securities, unless the computation results in anti-dilution. Diluted per share computations are not presented since the effect would be anti-dilutive.

               Common stock and loss per share as previously reported for 2002 have been adjusted to a post-reverse split basis effective April 21, 2003.

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

          O.   Concentrations of credit risk
               The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC limit. However, senior management continually reviews the financial stability of these financial institutions. The Company's marketable equity securities (primarily cash reserves and an insured municipal bond fund) are exposed to market risk due to changes in U.S. interest rates and fluctuations in foreign currency exchange rates. The

               Company's exposure to this risk is moderately high in the short-term. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense). The Company routinely assesses the financial strength of its customers, most of which are municipalities, and, as a result, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

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

               For purposes of providing pro forma disclosures for employee grants, the fair value for options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:


                                                         2004           2003          2002
                                                         ----           ----          ----
               Expected life (years)                        8              8               8
               Average risk-free
                interest rate                      1.6 to 6.8%    1.6 to 6.8%     2.6 to 6.8%
               Volatility                               113.2%         117.4%          109.8%
               Dividend yield                               0%             0%              0%

               The weighted-average fair value of options granted during 2004, 2003 and 2002 was $4.17, $2.55 and $1.80, respectively. The
               Company recognizes forfeitures as they occur.

               Had the Company determined compensation expense for the Plan in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been:

                                                             Years Ended December 31,
                                                  -------------------------------------------
                                                         2004           2003          2002
                                                         ----           ----          ----
               Net loss - reported                $(4,472,596)   $(4,890,458)   $(12,634,263)
               Add (Deduct):  total stock-based
                 compensation expense
                 determined under fair-value
                 based method for all awards,
                 net of related tax effects       $(4,912,682)   $   149,965    $    (22,464)
               Pro Forma - net loss               $(9,385,278)   $(4,740,493)   $(12,656,727)
               Pro forma net loss per share -
                 basic and diluted                $     (0.52)   $     (0.37)   $      (2.51)

               For the purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures of future years.

          Q.   Asset retirement obligations
               Effective January 1, 2002, the Company implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. As required by SFAS No. 143, the Company records an obligation for the cost to remove its systems and remediate the site, if contractually required.

          R.   Reclassification
               Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the 2003 net loss as previously reported.


NOTE 3 -  CAPITALIZED SYSTEM COSTS:
          Equipment, installation, and in some cases interest costs related to operating lease contracts are capitalized and, after acceptance by the municipality (customer), are depreciated over the term of the contract, generally either three or five years, less an applicable residual value. Revenues realized from these agreements, generally in the form of per-citation or monthly fees, are expected to be adequate to cover the capitalized and future costs related to these agreements. Most leases contain minimum payment requirements, which currently aggregate to $2,842,362 in 2005, $2,239,977 in 2006, $1,543,443 in
          2007, $902,917 in 2008 and $0 in 2009, but management expects that these annual amounts could increase and extend to future years as additional intersections are installed.


                                                           December 31,
                                                     2004               2003
                                                     ----               ----
          Equipment under operating leases:
                Work-in-process                  $    43,021        $   248,693
                Installed and accepted             6,551,184          4,358,062
                                                 -----------        -----------
                                                   6,594,205          4,606,755

          Less: Accumulated depreciation          (2,844,912)        (1,091,847)
                                                 ------------       -----------

          Net investment in leased equipment     $ 3,749,293        $ 3,514,908
                                                 ===========        ===========


NOTE 4 -  PROPERTY AND EQUIPMENT - NET:
                                                           December 31,
                                                     2004               2003
                                                     ----               ----
          Office furniture and equipment         $   146,690        $   140,475
          Computer equipment                       1,960,797          1,747,454
          Demonstration equipment                        ---              7,726
          Leasehold improvements                     246,077            231,915
                                                 -----------        -----------
                                                   2,353,564          2,127,570
          Less:  Accumulated depreciation         (1,996,512)        (1,742,405)
                                                 -----------        -----------
                                                 $   357,052        $   385,165
                                                 ===========        ===========

          Depreciation and amortization expense of $272,769 and $239,878 on the above assets was recorded for the years ended December 31, 2004 and 2003, respectively.

          In 2004, the Company disposed of $16,314 of computer equipment and $7,727 of demonstration equipment. In 2003, the Company disposed of $117,189 of demonstration equipment and transferred $17,020 of computer equipment to inventory at net book value. The loss on disposal is included in other expense-net.


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

          The note was collateralized by a first lien on all available CrossingGuard, Inc. assets. Laurus had a general security interest in four customer contracts assigned by NTS to CrossingGuard, Inc. and NTS had pledged the common stock of CrossingGuard, Inc. In connection with financing, Laurus was paid a fee of $80,000, had certain of its expenses reimbursed and received a warrant to purchase 140,000 shares of the Company's common stock. The warrant exercise price was as follows: $1.78 per share for the purchase of up to 83,000 shares; $1.94 per share for the purchase of an additional 33,000 shares; and $2.25 per share for the purchase of an additional 24,000 shares. These warrants were exercised on a cashless basis during the quarter-ended September 30, 2004, resulting in the Company issuing 76,466 shares of its common stock at a conversion price of $4.18 per share.

          Also in connection with financing, Management Services Group/Sage Investments, Inc. ("Sage") was paid a fee of $80,000 and received $4,444 per month for nine months for continuing consultation. Sage received warrants to purchase 14,000 shares of Company stock as follows: $1.78 per share for the purchase of up to 8,300 shares; $1.94 per share for the purchase of an additional 3,300 shares; and $2.25 per share for the purchase of an additional 2,400 shares. During the period June through August 2004, Sage exercised 11,720 of these warrants on a cashless basis, resulting in the Company issuing 5,953 shares of stock at conversion prices of $3.54 to $4.46 per share. The warrant expiration date is July 31, 2008.

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

          Second Laurus Convertible Note:
          On January 14, 2004, the Company also entered into a securities purchase agreement with Laurus. Pursuant to that agreement, the Company issued to Laurus a new convertible note in the principal amount of $1,500,000 that bore interest at the prime rate plus 1.25% (subject to a floor of 5.25% per year) and matured on January 14, 2006. Principal repayments commenced May 2004 with $195,000 paid in cash. In conjunction with this transaction, Sage received a fee of $60,000 and an affiliate of Laurus received a management fee of $45,000 and reimbursement of certain expenses. The first lien, security interest and pledge of CrossingGuard, Inc. stock from the first Laurus Note continued to this second note.

          During September 2004, Laurus converted $60,000 due on this note into 17,143 shares of Nestor common stock at $3.50 per share. Laurus subsequently converted their remaining $1,245,000 note balance into 355,714 shares of Nestor common stock during the period October to November 3, 2004.

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

          William B. Danzell is the Chief Executive Officer of Nestor, Inc., the President of Danzell Investment Management, Ltd. and the Managing Director of Silver Star Partners I, LLC. David N. Jordan and George L. Ball, directors of Nestor, are each also affiliates of Silver Star Partners I, LLC. Robert M. Krasne and Stephen H. Marbut, former directors of Nestor, are also affiliates of Silver Star Partners I, LLC. The sale of the note by Nestor to Silver Star Partners I, LLC and the satisfaction of our obligations under it by issuing common stock were approved by the directors of Nestor not affiliated with Silver Star Partners I, LLC.

NOTE 7 -  PRIVATE PLACEMENT OF SENIOR CONVERTIBLE NOTES:
          In November 2004, the Company completed the sale of $6,000,000 aggregate principal amount of its 5% Senior Convertible Notes due October 31, 2007 (the "Senior Convertible Notes") in a private placement. The Company received $5,555,000 of note proceeds after $445,000 of placement fees and related expenses. The Senior Convertible Notes are convertible into Nestor common stock at the option of the investors at $5.82 per share and accrue interest at 5% per year. The Company must make quarterly interest-only payments until the Senior Convertible Notes are either paid in full or are converted into common stock. At the option of the holders, all amounts due may be accelerated upon certain events of default, including failures to pay principal or interest when due, breach of covenants that remain uncured after notice, bankruptcy of the Company or certain similar events and defaults under other material credit arrangements.

          The Company may, at its option, redeem the Senior Convertible Notes in whole or in part, at a redemption price of 105% before November 1, 2005, 102.5% before November 1, 2006, and 101% thereafter, plus unpaid interest, upon 30 to 60 days prior written notice. The Company is obligated to offer to repurchase the Senior Convertible Notes at the then-current redemption price in the event of a change in control of the Company or upon the occurrence certain financing events, as defined. In connection with the Senior Convertible Notes, the Company issued a warrant to a placement agent for the purchase of 60,000 shares of common stock at $5.21 per share exercisable through October 31, 2009.

          The Securities and Exchange Commission declared the Registration Statement on Form S-2 (SEC File No. 333-121015) for the resale of these shares effective on January 28, 2005. Pursuant to the terms of the warrant, the Company has agreed to include the resale of the shares of the Company's common stock underlying the warrant in future registration statements upon the request of such holder. During February 2005, two noteholders converted an aggregate $600,000 note face value into 103,092 shares of Nestor stock at $5.82 per share. Any unamortized deferred financing costs associated with the converted notes will be expensed upon conversion.

NOTE 8 -  LEASES PAYABLE:
          On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation ("EDS"), later amended on January 10, 2003, whereby EDS provided lease financing to support installation of the NTS CrossingGuard product to municipalities under leasing terms. NTS received $3,183,180 in advances, which were collateralized by equipment delivered under leased CrossingGuard systems. During 2003, the Company recorded $163,961 of EDS interest expense. In 2002, the Company recorded $303,481 of EDS interest costs; $100,559 of which was capitalized as capitalized systems costs and $202,922 was expensed directly.

          On January 26, 2004, the Company satisfied its remaining obligations to EDS by making a payment of $2,178,764. This transaction resulted in the Company recording a gain on early extinguishment of debt of $680,737 in January 2004.

NOTE 9 -  RESTRUCTURING:
          In June 2002, the Company underwent a significant restructuring involving management changes and cost control to lower personnel and facilities expenses as the Company refocused its efforts solely on its red-light video enforcement contracts for CrossingGuard installations. The Company terminated 19 full-time employees, affecting all departments, and offices were consolidated into smaller facilities. During the quarter ended June 30, 2002, the Company recorded restructuring costs (which are separately disclosed in the Statement of Operations) of $743,000 primarily comprised of $332,000 in employee severance agreements and estimated lease obligations associated with closing its Providence, RI and San Diego, CA offices. All obligations associated with this restructuring reserve were settled or paid in full in 2004.

NOTE 10 - ASSET RETIREMENT OBLIGATIONS:
          The Company's video-based red light enforcement systems are installed at traffic intersections under three to five year customer contracts. At the end of many contracts, NTS is required to remove all aboveground structures and restore the site. At December 31, 2004, the Company has recorded a liability of $146,577 for this obligation.

NOTE 11 - COMMON AND PREFERRED STOCK:
          Private Placement and Silver Star Note Conversion: The Company sold 2,843,000 shares of its common stock to accredited investors in private placements conducted during December 2003 (1,596,560 shares), and January 2004 (1,246,440 shares). The shares were sold at $3.00 per share, with net proceeds to Nestor (after $682,000 of expenses of the offering) of $2.76 per share totaling $7,846,680 ($3,440,000 in January 2004). The Securities and Exchange Commission declared the Registration Statement on Form S-2 (SEC File No. 333-112359) for the resale of these shares effective on April 23, 2004. The Company has continuing obligations in connection with the registration of the resale of the shares offered, including causing the registration statement filed to remain continuously effective for two years or, if earlier, until the sale of shares covered by the registration statement is complete and indemnifying the holders from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration.

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

          Laurus Note Conversions:
          As more fully described in Note 6, Laurus elected to convert $85,250 of their first note into 55,000 shares of Nestor common stock in 2003. In January 2004, Laurus further converted $764,000 of the note into 492,904 shares of Nestor common stock. Both conversions were priced at $1.55 per share. During the period September through November 3, 2004, Laurus converted $1,305,000 due on its second note into 372,857 shares of Nestor common stock at $3.50 per share.

          Silver Star Equity Financing:
          In a first closing on January 15, 2003, Silver Star purchased 49 million shares of Nestor common stock (pre-reverse stock split) for
          $2,376,500 and on April 16, 2003, completed a second closing, purchasing an additional 4,013,557 shares (post-reverse stock split) for $1,946,575. Danzell Investment Management, Ltd., in which William
          B. Danzell, the Managing Director of Silver Star, serves as president, has provided investment-related services (including consulting services) to the Company and has received a fee for services rendered in an amount equal to 3% of the cash proceeds generated by the Company in connection with the financing transactions with Silver Star. Upon completion of the second closing, Silver Star owned 64% of the issued and outstanding shares of Company common stock (51.4% and 63.7% at December 31, 2004 and 2003, respectively). See Form 8-K dated April 9, 2003 for further information.

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

          Preferred Stock:
          Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common

          Stock. The liquidation value of Series B Preferred was $180,000 at December 31, 2004 and $190,000 at December 31, 2003.


NOTE 12 - OPTIONS AND WARRANTS:
          On April 1, 1984, the Company adopted an Incentive Stock Option Plan, which authorized the grant of options for up to 245,000 shares
          (post-reverse split) of the Company's common stock. This plan terminated April 1, 2004.

          On May 6, 1997, the Company adopted the 1997 Stock Option Plan under which the Board of Directors granted incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company's common stock at a price equal to the market price of the stock at the date of grant. In June 2001, the 1997 Stock Option Plan was amended to increase the aggregate number of options authorized to 500,000 shares (post-reverse split) of the Company's common stock. Options vest over four years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire eight years from the date of grant. The options are not transferable except by will or domestic relations order. No further grants may be made under this Plan pursuant to the adoption of the 2004 Stock Incentive Plan.

          On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan, which provides for the grant of awards to employees, officers and directors. Subject to adjustments for changes in the Company's common stock and other events, the stock plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards. The Board of Directors will determine the award amount, price usually equal to the market price of the stock on the date of the grant, vesting provisions and expiration period (not to exceed ten years) in each applicable agreement. The awards are not transferable except by will or domestic relations order.

          The following table presents the activity of the Company's Stock Option Plans for the years ended December 31, 2004, 2003 and 2002 on post-reverse split basis. The number of options canceled in 2002 included unexercised options previously held by employees who were terminated in connection with the Company's restructuring. In 2003, options granted were to directors of the Company; many of which were canceled later in 2003 due to changes in the Board. The number of options granted and outstanding in 2004 rose significantly due to grants made pursuant to employment agreements (see Note 20) as well as grants made to each employee and director during the year.

                                                                     Years Ended December 31,
                                              ---------------------------------------------------------------------
                                                       2004                   2003                2002
                                                       ----                   ----                ----

                                                         Weighted               Weighted                   Weighted
                                                          Av. Ex.                Av. Ex.                    Av. Ex.
                                                Shares     Price       Shares     Price           Shares     Price
                                              -------------------     ------------------        -------------------

          Outstanding beginning of year          312,397   $ 5.75       324,199   $ 6.50           395,121   $ 7.10
          Granted                              2,777,650     4.66       176,250     3.34            36,800     2.00
          Exercised                               28,000     1.34           ---      ---               ---      ---
          Canceled                               174,392     6.28       188,052     4.85           107,722     7.10
                                              ----------               --------                    --------
          Outstanding end of year              2,887,655   $ 4.71       312,397   $ 5.75           324,199   $ 6.50
                                              ==========               ========                    ========

          Options exercisable at year end      1,010,236   $ 4.87       233,970   $ 6.80           224,730   $ 7.30
                                              ==========               ========                    ========

          The  following  table  presents   weighted   average  price  and  life
          information about significant option groups outstanding at December 31, 2004:

                                           Options Outstanding                      Options Exercisable
                              -----------------------------------------        ----------------------------
                                                Weighted
                                                 Average       Weighted                           Weighted
                                Number          Remaining       Average          Number           Averaged
            Range of          Outstanding      Contractual     Exercise        Exercisable       Exercisable
         Exercise Prices      at 12/31/04     Life (Years)       Price         at 12/31/04          Price
         ----------------     -----------     ------------     --------        -----------       -----------
         $ 1.00 -  $ 1.90        28,550            5.41         $  1.77            18,230          $  1.77
         $ 3.55 -  $ 3.85       344,400            4.02            3.76            92,000             3.80
         $ 4.50 -  $ 5.50     2,463,243            8.35            4.82           856,276             4.90
         $ 6.00 -  $10.20        46,462            1.24            6.47            38,730             6.54
         $15.00 -  $28.90         5,000            0.85           17.60             5,000             8.80
                              ---------            ----         -------          --------          -------
                              2,887,655            7.68         $  4.71         1,010,236          $  4.87
                              =========            ====         =======         =========          =======


          The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. The Company issued 154,000 warrants in connection with the first Laurus note financing in July 2003 and 60,000 warrants in connection with the private placement in November 2004. The following table presents warrants outstanding after adjusting to a post-reverse split basis:

                                                   Years Ended December 31,
                                          --------------------------------------
                                               2004          2003        2002
                                               ----          ----        ----
          Eligible, end of year for
            exercise currently                80,611        660,936      532,141
                                            ========      =========    =========

          Warrants issued                     60,000        154,000          ---
            Low exercise price             $    0.49      $    1.78    $     ---
            High exercise price            $    2.72      $    2.25    $     ---

          The warrants outstanding as of December 31, 2004 are currently exercisable and expire at various dates through October 31, 2009. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $4.80 to $5.21 per share.

          During the year ended June 30, 1996, the exercise price of 100,000 warrants issued in the prior year was reduced from $15.00 to $6.50 (post-reverse split). The Company recorded, on a prorated basis, the $850,000 cumulative expense over the life of the warrants through August 1, 2004. Accordingly, the Company recognized expenses totaling $62,000, $106,000 and $106,000 in 2004, 2003 and 2002. During the
          quarter ended September 30, 2004, all warrants with an expiration date of August 1, 2004 were exercised on a cashless basis. This resulted in Company issuing 136,292 shares of its common stock at conversion prices from $3.98 to $4.28 per share in exchange for 269,856 warrants with exercise prices from $.49 to $2.65 per share. The Company also reclassified $850,000 related to these warrants and $375,000 related to other expired warrants from warrants to additional paid-in capital on the balance sheet.

          Laurus Master Fund, Ltd. exercised their 140,000 warrants with exercise prices from $1.78 to $2.25 per share on a cashless basis, resulting in the Company issuing 76,466 shares of its common stock at a conversion price of $4.18 per share. Sage also exercised 11,720 warrants on a cashless basis, resulting in the issuance of 5,953 shares of Nestor stock at conversion prices of $3.54 to $4.46 per share.

          In addition, NTS Investors, LLC (the "Group") received a warrant right in January 2001 to acquire up to 298,071 additional shares of common stock exercisable at the same price at which the then outstanding warrants of Nestor, Inc. were exercisable, but only in the event the then outstanding warrants were exercised, so as to maintain their initial ownership interest percentage. This warrant right decreased by 125,000 shares on March 1, 2002 with the expiration of TSAI's warrant on that date. The Group exercised 124,952 warrants on a cashless basis during 2004 at prices of $3.98 to $ 4.63 per share, resulting in 59,898 shares of Nestor stock being issued. Warrants outstanding at December 31, 2004 includes 18,331 warrants belonging to the Group. In addition, the Group received a warrant to acquire 100,0000 shares of the Company's common stock at $12.80 per share for three years as dilution protection against both the Company's and NTS's converted employee stock options outstanding at closing. This warrant expired on September 12, 2004. Such remaining warrants are treated as variable and, accordingly, are revalued quarterly with offsetting adjustments to additional paid-in capital.

NOTE 13 - SEGMENT INFORMATION:
          A.   Description of reportable segments
               The Company has two reportable segments: Nestor, Inc. and Nestor Traffic Systems, Inc. Nestor, Inc. produced and sold credit and debit card fraud detection products and database marketing products to financial institutions and processors of financial data until the Company entered into reseller license agreements in 2001. Subsequent to the reseller agreements, Nestor, Inc. revenues were mainly royalties from these licenses until the Company assigned its royalty rights as of July 1, 2002. The NTS segment provides video-based monitoring systems and services for traffic safety, mainly to municipalities. Goodwill has been allocated to the NTS segment.

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


                                                              Nestor Traffic
                                             Nestor, Inc.      Systems, Inc.         Totals
                                             ------------     --------------         ------
               Year Ended
               December 31, 2004:
               Revenues                     $     37,000     $   5,998,000      $   6,035,000
               Segment net loss               (1,416,000)       (3,057,000)        (4,473,000)
               Segment assets                  7,148,000        11,699,000         18,847,000

               Year Ended
               December 31, 2003:
               Revenues                     $     29,000     $   2,677,000      $   2,706,000
               Segment net income (loss)        (528,000)       (4,362,000)        (4,890,000)
               Segment assets                  5,702,000        10,597,000         16,299,000

               Year Ended
               December 31, 2002:
               Revenues                     $    665,000     $   1,457,000      $   2,122,000
               Segment income (loss)           3,591,000       (16,225,000)       (12,634,000)
               Segment assets                    598,000         8,603,000          9,201,000

          D.   Geographic Information
               All revenues are derived from United States customers. All long-lived assets are located in the United States.

          E.   Revenues from Major Customers

                                                  Years Ended December 31,
                                            ------------------------------------
                                               2004          2003          2002
                                               ----          ----          ----

               Customer A - NTS             $1,212,410    $     ---    $    ---
               Customer B - NTS              1,187,000      399,067         ---
               Customer C - Nestor, Inc.           ---          ---      629,569
               Customer D - NTS                    ---      406,670      266,751
               Customer E - NTS                    ---      348,143      150,331
               Customer F - NTS                    ---          ---      293,911


NOTE 14 - IMPAIRMENT CHARGE:
          During the quarter ended June 30, 2002, the Company determined that potential citation revenues from certain CrossingGuard installations in two cities would not exceed the cost of the underlying carrying value of the capitalized systems. These contracts were signed in the early stages of CrossingGuard development and the site selection procedures and contract terms have since been improved. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company wrote off capitalized systems cost of $794,000 and recorded a corresponding impairment charge in operating expenses. Ongoing revenues from these installations are expected to offset future costs of system operations.


NOTE 15 - ROYALTY ASSIGNMENT:
          On July 15, 2002, the Company entered into a Memorandum of Understanding ("MOU") with Churchill Lane Associates, LLC ("CLA"), assigning CLA certain of the Company's rights to royalty income under a previous license. CLA is owned and controlled by three former directors and shareholders of the Company. The MOU also provided a schedule for advances by CLA to provide interim financing to the Company during the period prior to the closing. Upon closing on September 30, 2002, CLA paid the Company $3.1 million in cash (less advances) for the irrevocable assignment of its royalty rights under the ACI License from July 1, 2002 and in perpetuity. No obligations or other rights of the Company were transferred or assigned to CLA.

          After offsetting $860,000 of ACI unbilled contract revenue, $632,000 of ACI deferred income and $60,000 in related professional fees, the Company recorded a $2,812,000 gain on this royalty assignment on September 30, 2002. The elimination of ACI unbilled contract revenue and deferred income were recorded as non-cash reductions.



NOTE 16 - MASTER LEASE ASSIGNMENT:
          The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. ("GE"). Under this sales-type lease agreement, NTS received $240,000 on April 27, 2004, $240,000 on September 17, 2004,
          and $400,000 on December 31, 2004 from GE on behalf of DelDOT pursuant to its Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE. As a matter of convenience, NTS monthly billings to DelDOT include their GE repayment of principal and interest, which NTS then remits to GE on their behalf.

NOTE 17 - OTHER EXPENSE - NET:

          Other  expense  as  reflected  in  the   consolidated   statements  of
          operations consists of the following:

                                                   Years Ended December 31,
                                            ------------------------------------
                                                2004        2003         2002
                                                ----        ----         ----

          Interest and dividend income      $  78,990    $  13,438    $  11,229
          Interest expense                   (239,282)    (470,206)    (217,023)
          Expense relating to financing
            operations                        (62,115)    (106,484)    (106,483)
          Unrealized loss                      (9,963)         ---          ---
          Realized loss                       (96,367)         ---          ---
          Other income                            ---       64,130          ---
          Loss on disposal of fixed assets     (5,378)      (5,291)      (6,341)
                                            ----------   ---------    ---------
          Other expense - net               $(334,115)   $(504,413)   $(318,618)
                                            ==========   =========-   =========

NOTE 18 - INCOME TAXES:
          During 2004 and 2003, the Company recorded deferred tax assets primarily for the benefit of net operating losses in the amount of $2,697,000 and $1,742,000, respectively. The cumulative amount of these assets, which is $17,469,000 and $16,514,000 at December 31, 2004 and 2003, respectively, is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.

          The Company has available at December 31, 2004, $44,771,000 and $28,402,000 of net operating loss carryforwards for federal and state purposes, respectively. Approximately $13,318,000 and $9,960,000 of these federal and state net operating loss carryforwards were acquired as part of the merger with NTS. These loss carryforwards may be applied against future taxable income and begin to expire in 2005.

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


NOTE 19 - RELATED PARTY TRANSACTIONS:
          Benjamin Alexander, secretary of the Company (as of June 2003), was an attorney with the firm of Partridge, Snow and Hahn LLP, which the Company uses for legal services. For the years ended December 31, 2004 and 2003, the Company recorded legal and stockholder expenses to Mr. Alexander's firm in the amounts of $133,367 and $0, and $63,973 and $24,354, respectively. Also, in 2004, $44,300 was recorded relating to the senior convertible note, $11,656 relating to the January 2004 Laurus financing, and $41,752 was recorded against amounts accrued in prior years. Other 2003 payments include $11,261 recorded relating to the July 2003 Laurus financing. All Laurus financing amounts have been fully expensed. As of February 28, 2005, Mr. Alexander became salaried general counsel to the Company, retaining his title of secretary.

          On January 1, 1999, Nestor, Inc. entered into an exclusive license with NTS through the expiration date of the underlying patents protecting the technologies used in NTS's products. The license provides for royalties, as defined, to be paid to Nestor, Inc. that are eliminated in consolidation.

          Deferred compensation of $79,131 was recorded and accrued for the period July 1, 2002 to December 31, 2002 for two officers of the Company. The deferral was paid in full January 2003.

          See Note 6 for transactions with Silver Star and Laurus and Note 15 for royalty assignment to Churchill Lane Associates, LLC.

NOTE 20 - COMMITMENTS AND CONTINGENCIES:
          NTS entered into an operating lease dated June 21, 2000 for office and warehouse facilities in East Providence, Rhode Island. This lease provides for monthly rentals of $10,360 through July 2003 and then increased to $10,800 monthly through July 2005. Rent expense for this lease was $124,300 in 2002, $126,500 in 2003, and $139,129 in 2004.
          Space was leased adjacent to this facility in July 2004, for additional office and warehouse facilities. This lease provides for monthly rentals of $5,400 through May 2005 then increases $200 monthly in each of the two following years. Rent expense for this lease was $40,108 in 2004.

          NTS also leases office space in San Diego, California. The July 2004 operating lease calls for monthly rent of $2,627 through the lease term expiration of June 2006. Rent expense was $14,576 in 2004.

          The Company also leases warehouse space in Placentia, California. The February 2004 operating lease calls for monthly rent of $1,398 through the lease term expiration of January 2006. Rent expense was $15,378 in 2004.

          On October 13, 2004, the Board of Directors approved employment agreements for the Company's Chief Executive Officer and Chief
          Operating Officer through December 31, 2007. The agreements automatically renew for a two-year period unless the Company elects not to renew. The agreements provide for a base salary of not less than $250,000 (CEO)/$200,000 (COO) and annual performance-based bonuses to be determined by the Company's Compensation Committee. The Company also granted 1,000,000 stock options to the CEO and 600,000 stock options to the COO pursuant to the employment agreements. See Form 8-K dated October 13, 2004 for further information. On March 25, 2005, the COO's position changed to Executive Vice President of Nestor, Inc. and his compensation remains unchanged.

          Further, in March 2005 the Board of Directors approved employment agreements for a new Chief Operating Officer and a Vice President and General Counsel of Nestor, Inc. through December 31, 2008. The agreements automatically renew for one year unless the Company elects not to renew. The agreements provide for a base salary of not less than $175,000 (COO)/$165,000 (Counsel) and the COO is entitled to receive performance-based cash and options bonuses, as defined. The Company also granted 30,000 stock options to the COO and 135,000 stock options to Counsel pursuant to the employment agreements. See Item 9B to this annual report for further information.

          The Company has two customers operating photo red light enforcement programs under Virginia General Assembly authority, which currently ends July 1, 2005. Many bills to extend the photo red program have been defeated, despite significant program support. If the program is not extended, one customer contract will terminate prematurely, with approximately $194,000 of undepreciated costs at July 1, 2005. Contract renewal discussions with the other customer are on hold until program authorization is extended.

NOTE 21 - LITIGATION:
          On November 6, 2003, the Company filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems, Inc., alleging that Redflex's automated red light enforcement systems infringe on the Company's patent. Redflex denies this allegation. On November 25, 2003, the Company filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe on the Company's patent. Transol has counterclaimed that Nestor's patent is invalid and that Transol does not infringe on it. Nestor was denied a preliminary injunction in the Transol litigation.

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

          The lawsuit against Transol is pending and interrogatories and depositions have taken place. On December 30, 2004, Transol filed a motion for summary judgment and partial summary judgment to which Nestor filed an opposition on January 27, 2005. In February 2005, the judge hearing the case voluntarily recused himself and a new judge was assigned. A hearing on Transol's motion for summary judgment is scheduled for April 11, 2005. The Company cannot give assurance that it will be successful in either action.

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


NOTE 22 - CONTRACT TERMINATION RESERVE:
          A significant customer contract in the Rail line of business was terminated by mutual agreement prior to its completion as a result of the Company's decision to focus its resources on CrossingGuard systems and services. The Company accrued $125,000 of estimated contract termination fees in June 2003. Payment was satisfied in December 2004.


NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS:
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to perform service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over the period. SFAS 123 (revised 2004) is effective in the first interim or annual period beginning after June 15, 2005. The Company will be required to adopt SFAS 123 (revised 2004) in its third quarter of 2005. The Company is evaluating the impact of the adoption of SFAS 123 (revised 2004) on the Company's financial position and results of operations.

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

          The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of Nestor's code of ethics is available without charge by writing to:
          Nestor, Inc., 400 Massasoit Avenue, Suite 200, East Providence, Rhode Island 02914-2020, Attention: Claire M. Iacobucci.


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

                                                                         PART IV



ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

               (a)  The following documents are filed as part of this report:

                    (1) The financial statements of the Company and accompanying notes, as set forth in the the contents to the financial statements annexed hereto, are included in Part II, Item 8.

                    (2) All schedules have been omitted because the required information is not applicable or because the information required is included in the consolidated financial statements or notes thereto.

                    (3) Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith.

                         See Exhibit Index.

               (b)  Reports on Form 8-K:

                    On October 18, 2004, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated October 13, 2004 under items 1.01 and 9.01, reporting employment agreements between Nestor, Inc. and William B. Danzell, and Nestor, Inc. and Nigel P. Hebborn.

                    On November 12, 2004, the Corporation filed with the Securities and Exchange Commission a current report on Form 8-K dated November 5, 2004 under items 1.01, 2.03, 3.02 and 9.01, reporting sale of $6,000,000 aggregate principal amount of its 5% Senior Convertible Notes to institutional and accredited investors pursuant to a Note Agreement.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NESTOR, INC.
                                  (Registrant)

                                  /s/ William B. Danzell
                                  -------------------------------------------
                                  William B. Danzell, Chief Executive Officer


                                  /s/ Claire M. Iacobucci
                                  --------------------------------------------
                                  Claire M. Iacobucci, Chief Financial Officer

Date:  March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                        Title                     Date
    ----------                        -----                     ----


/s/ William B. Danzell
----------------------------
William B. Danzell             Chairman of the
                                Board of Directors,
                                President, and                   March 30, 2005
                                Chief Executive Officer

/s/ George L. Ball
----------------------------
George L. Ball                 Director                          March 30, 2005

/s/ James S. Bennett
----------------------------
James S. Bennett               Director                          March 30, 2005


/s/ Albert H. Cox
----------------------------
Albert H. Cox                  Director                          March 30, 2005


/s/ Terry E. Fields
----------------------------
Terry E. Fields                Director                          March 30, 2005


/s/ Robert G. Flanders, Jr.
----------------------------
Robert G. Flanders, Jr.        Director                          March 30, 2005


/s/ William J. Gilbane, Jr.
----------------------------
William J. Gilbane, Jr.        Director                          March 30, 2005


/s/ David N. Jordan
----------------------------
David N. Jordan                Director                          March 30, 2005


/s/ Donald R. Sweitzer
----------------------------
Donald R. Sweitzer             Director                          March 30, 2005

                                INDEX OF EXHIBITS
                                -----------------


Exhibit No.         Description of Exhibit

   3.1              Restated Certificate of Incorporation.

   4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2 (File No. 333-108432), filed September 2, 2003, is hereby incorporated herein by reference.

  10.1 Asset Purchase Agreement and License Agreement between the Company and National Computer Systems, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated June 11, 1996, is hereby incorporated by reference.

  10.2 PRISM Non-Exclusive License Agreement between the Company and Applied Communications, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated September 19, 1996, is hereby incorporated by reference. Portions of the Exhibit omitted, pursuant to a grant of confidential treatment.

  10.3 License Agreement dated as of March 28, 1997, between Nestor, Inc. and Total System Services, Inc. filed as an Exhibit to the Company's Current report on Form 8-K dated April 8, 1997, is hereby incorporated by reference. Portions of the Exhibit omitted, pursuant to a grant of confidential treatment.

  10.4 Amendment to the PRISM Non-Exclusive License Agreement dated as of April 18, 1997, between Nestor, Inc. and Applied Communications, Inc. filed as an Exhibit to the Company's Current Report on Form 8-K dated April 30, 1997 is hereby incorporated by reference. Portions of the Exhibit omitted pursuant to a grant of confidential treatment.

  10.5 Exclusive License Agreement between Nestor, Inc. and Nestor Traffic Systems, Inc. dated January 1, 1999 filed as an Exhibit to the Company's Current Report on Form 8-K dated March 25, 1999.

  10.6 Secured Note Agreement by and among Nestor, Inc., Nestor Traffic Systems, Inc. and NTS Investors LLC dated January 9, 2001 and filed as an Exhibit to the Company's Current Report on Form 8-K on January 18, 2001 is hereby incorporated by reference.

  10.7 License Agreement between Nestor, Inc. and ACI Worldwide, Inc. dated February 1, 2001 filed as an Exhibit to the Company's Current Report on Form 8-K on February 9, 2001 is hereby incorporated by reference.

  10.8 License Agreement dated May 18, 2001 between the Company and Retail Decisions, Inc. filed as an exhibit to the Company's current report on Form 8K dated May 18, 2001 which is hereby incorporated by reference.

  10.9 Security Purchase Agreement dated July 31, 2003 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003, which is hereby incorporated by reference.

  10.10 Convertible Note dated July 31, 2003 made by Nestor, Inc. to Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

  10.11 Registration Rights Agreement dated July 31, 2003 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003, which is hereby incorporated by reference.

  10.12 Common Stock Purchase Warrant dated July 31, 2003 issued by Nestor, Inc. to Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

Exhibit No.         Description of Exhibit
-----------         ----------------------

  10.13 Stock Pledge Agreement dated July 31, 2003 between Nestor Traffic Systems, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003, which is hereby incorporated by reference.

  10.14 Pledge and Security Agreement dated July 31, 2003 between CrossingGuard, Inc. and Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

  10.15 Guaranty dated July 31, 2003 by CrossingGuard, Inc. to Laurus Master Fund, Ltd. filed as an exhibit to the Company's current report on Form 8-K dated July 31, 2003 which is hereby incorporated by reference.

  10.16 Nestor, Inc. Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed May 5, 1987, is hereby incorporated herein by reference

  10.17 Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed May 16, 1997, is hereby incorporated by reference.

  10.18 Nestor Traffic Systems, Inc., Form of Subscription Agreement dated March 25, 1999, to sell a 37.5% equity position in its common stock and issue a warrant for an additional 17.5% common stock interest filed as an Exhibit to Nestor's Current Report on Form 8-K dated April 23, 1999 is hereby incorporated by reference.

  10.19 Security Purchase Agreement dated January 14, 2004 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 31, 2003 is hereby incorporated by reference.

  10.20             Convertible Note dated January 14, 2004 made by Nestor, Inc.
                    to Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 31, 2003 is hereby incorporated by reference.

  10.21 Registration Rights Agreement dated January 14, 2004 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 31, 2003 is hereby incorporated by reference.

  10.22 Redemption and Conversion Agreement dated January 14, 2004 between Nestor, Inc. and Laurus Master Fund, Ltd. filed as an Exhibit to the Company's Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.

  10.23 Placement Agent Agreement dated December 24, 2003 among Nestor, Inc., Sanders Morris Harris, Inc., and Barrett & Company, Inc. filed as an Exhibit to the Company's
                    Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.

  10.24 Registration Rights Agreement dated December 31, 2003 among Nestor, Inc., Sanders Morris Harris, Inc., and Barrett & Company, Inc. filed as an Exhibit to the Company's
                    Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.

  10.25 Nestor, Inc. 2004 Stock Incentive Plan filed as an Exhibit to Nestor's Current Report on Form 8-K dated June 24, 2003 and filed as an Exhibit to the Company's Registration Statement on Form S-8 filed January 21, 2005, is hereby incorporated by reference.

Exhibit No.         Description of Exhibit
----------          ----------------------

  10.26 Employment Agreement dated October 13, 2004 between Nestor, Inc. and William B. Danzell, filed as an Exhibit to Nestor's Current Report on Form 8-K dated October 13, 2004, is hereby incorporated by reference.

  10.27 Employment Agreement dated October 13, 2004 between Nestor, Inc. and Nigel P. Hebborn, filed as an Exhibit to Nestor's Current Report on Form 8-K dated October 13, 2004, is hereby incorporated by reference.

  10.28 Note Purchase Agreement dated November 5, 2004 between Nestor, Inc. and the purchasers named therein, filed as an Exhibit to Nestor's Current Report on Form 8-K dated November 5, 2004, is hereby incorporated by reference.

  10.29 Registration Rights Agreement dated November 5, 2004 among Nestor, Inc. and the purchasers named therein, filed as an Exhibit to Nestor's Current Report on Form 8-K dated November 5, 2004, is hereby incorporated by reference.

  10.30 Warrant to Purchase Common Stock, issued by Nestor, Inc. to Sanders Morris Harris, Inc. dated November 5, 2004, filed as an Exhibit to Nestor's Current Report on Form 8-K dated November 5, 2004, is hereby incorporated by reference.

  10.31 Distributorship Agreement by and between Nestor, Inc. and Vitronics Machine Vision, Ltd. dated August 17, 2004 filed as an Exhibit to Nestor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

  10.32             Incentive Stock Option Agreement by and between Nestor, Inc.
                    and William B. Danzell dated October 13, 2004 filed as an Exhibit to Nestor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

  10.33             Incentive Stock Option Agreement by and between Nestor, Inc.
                    and William B. Danzell dated October 13, 2004 filed as an Exhibit to Nestor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

  10.34             Incentive Stock Option Agreement by and between Nestor, Inc.
                    and Nigel P. Hebborn dated October 13, 2004 filed as an Exhibit to Nestor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

  10.35             Incentive Stock Option Agreement by and between Nestor, Inc.
                    and Nigel P. Hebborn dated October 13, 2004 filed as an Exhibit to Nestor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

  10.36 Employment Agreement dated March 29, 2005 between Nestor, Inc. and Tadas A. Eikinas.

  10.37 Employment Agreement dated March 29, 2005 between Nestor, Inc. and Benjamin M. Alexander.

  10.38             Incentive Stock Option Agreement by and between Nestor, Inc.
                    and Tadas A. Eikinas dated March 29, 2005.

  10.39             Incentive Stock Option Agreement by and between Nestor, Inc.
                    and Benjamin M. Alexander dated March 29, 2005.

  10.40 Employment Offer Letter to Harold A. Joannidi from Nestor, Inc. dated March 29, 2005.

  10.41             Bonus  Targets  Letter to William B. Danzell dated March 29,
                    2005.

  10.42             Bonus  Targets  Letter to Nigel P.  Hebborn  dated March 29,
                    2005.

  31.1 Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.         Description of Exhibit
-----------         ----------------------

  31.2 Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

  32                Statement Pursuant to 18 U.S.C. ss.1350*














------------------------------------------------------------------------

* Certification is not deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.