Form 10-Q
period 2005-03-31
NESTOR INC
filed 2005-05-16
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                           13-3163744
-------------------------                  -------------------------------------
 (State of incorporation)                  (I.R.S. Employer Identification No.)


400 Massasoit Avenue, Suite 200, East Providence, RI                   02914
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


                             Yes   X          No
                                 -----           -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

                             Yes              No   X
                                 -----           -----


            Common stock, par value .01 per share: 18,777,790 shares
                        outstanding as of March 31, 2005

                                  NESTOR, INC.

                                    FORM 10 Q
                                 March 31, 2005

                                      INDEX
--------------------------------------------------------------------------------
                                                                           Page
                                                                          Number
                                                                          ------
PART 1     FINANCIAL INFORMATION

   Item 1  Financial Statements:

           Condensed Consolidated Balance Sheets
           March 31, 2005 (Unaudited) and December 31, 2004                   3

           Condensed Consolidated Statements of Operations (Unaudited)
           Quarters ended March 31, 2005 and 2004                             4

           Condensed Consolidated  Statements of Cash Flows (Unaudited)
           Quarters ended March 31, 2005 and 2004                             5

           Notes to Condensed Consolidated Financial Statements               6

   Item 2  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                     11

   Item 3  Quantitative and Qualitative Disclosure of Market Risk            15

   Item 4  Controls and Procedures                                           15


PART 2     OTHER INFORMATION                                                 16


                                                 NESTOR, INC.
                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------

                                                                           MARCH  31, 2005      DECEMBER 31, 2004
                                                                           ---------------      -----------------
                                                                            (UNAUDITED)
                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $   4,459,195           $   5,849,992
    Marketable securities                                                         57,964                 571,860
    Accounts receivable, net of allowance for doubtful accounts                  653,254                 763,573
    Unbilled contract revenue                                                    613,768                 111,117
    Inventory, net of reserve                                                  1,233,084               1,031,891
    Other current assets                                                         305,707                 307,938
                                                                           -------------           -------------
      Total current assets                                                     7,322,972               8,636,371

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                  3,417,960               3,749,293
    Property and equipment, net of accumulated depreciation                      314,446                 357,052
    Goodwill                                                                   5,580,684               5,580,684
    Patent development costs, net of accumulated amortization                    158,785                 161,740
    Other long term assets                                                       293,845                 362,024
                                                                           -------------           -------------

TOTAL ASSETS                                                               $  17,088,692           $  18,847,164
                                                                           =============           =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                       $     772,976           $     620,013
    Accrued employee compensation                                                487,807                 460,556
    Accrued liabilities                                                          622,189                 643,906
    Deferred revenue                                                              91,667                  91,667
    Leases payable                                                                22,455                  23,010
    Asset retirement obligation                                                   11,500                  11,500
                                                                           -------------           -------------
      Total current liabilities                                                2,008,594               1,850,652

NONCURRENT LIABILITIES:
    Long term convertible note payable                                         5,400,000               6,000,000
    Long term asset retirement obligation                                        162,185                 146,577
    Long term deferred revenue                                                    43,056                  53,472
    Long term leases payable                                                         611                  17,263
                                                                           -------------           -------------
      Total liabilities                                                        7,614,446               8,067,964
                                                                           -------------           -------------

    Commitments and contingencies                                                    ---                     ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 180,000 shares at
      March 31, 2005 and  December 31, 2004                                      180,000                 180,000
    Common stock, $0.01 par value, authorized 30,000,000 shares;
      issued and outstanding: 18,777,790 shares at March 31, 2005
      and 18,673,498 shares at December 31, 2004                                 187,778                 186,735
    Warrants                                                                      35,562                  66,358
    Additional paid-in capital                                                63,065,510              62,430,361
    Accumulated deficit                                                      (53,994,604)            (52,084,254)
                                                                           -------------           -------------
      Total stockholders' equity                                               9,474,246              10,779,200
                                                                           -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  17,088,692           $  18,847,164
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

                                  Nestor, Inc.
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)


                                                     Quarter Ended March 31,
                                                  -----------------------------
                                                      2005             2004
                                                      ----             ----


Revenue:
     Product sales, lease and service fees        $  1,839,098      $ 1,074,782
     Product royalties                                  12,859           24,550
                                                  ------------      -----------


         Total revenue                               1,851,957        1,099,332
                                                  ------------      -----------

Operating expenses:
     Cost of goods sold                              1,191,917          635,191
     Engineering and operations                        994,567          592,959
     Research and development                          297,017          219,520
     Selling and marketing                             409,239          141,726
     General and administrative                        854,964          492,715
                                                  ------------      -----------

         Total operating expenses                    3,747,704        2,082,111
                                                  ------------      -----------


Loss from operations                                (1,895,747)        (982,779)

Gain on debt extinguishment, net                           ---          508,124

Other expense, net                                     (14,603)         (50,330)
                                                  ------------      -----------


Net loss                                          $ (1,910,350)     $  (524,985)
                                                  ============      ===========


Loss per share:

Loss per share, basic and diluted                 $      (0.10)     $     (0.03)
                                                  ============      ===========

Shares used in computing loss per share:
     Basic and diluted                              18,751,942       18,030,526
                                                  ============      ===========


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                 Nestor, Inc.
                                Condensed Consolidated Statements of Cash Flows
                                -----------------------------------------------
                                                  (Unaudited)

                                                                             Quarter Ended March 31,
                                                                       -----------------------------------
                                                                             2005                  2004
                                                                             ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (1,910,350)          $   (524,985)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                        481,119                409,083
       Gain on extinguishment of debt                                           ---               (508,124)
       Unrealized loss on marketable securities                               1,629                 10,775
       Dividend income reinvested                                            (3,634)                   ---
       Expenses charged to operations relating to
         options, warrants and capital transactions                             ---                 26,621
       Provision for doubtful accounts                                       17,342                    ---
       Provision for inventory reserve                                      168,048                  3,750
       Increase (decrease) in cash arising from
         changes in assets and liabilities:
           Accounts receivable                                               92,977                 (2,637)
           Unbilled contract revenue                                       (502,651)                29,023
           Inventory                                                       (372,383)               (49,224)
           Other assets                                                      70,410               (101,226)
           Accounts payable and accrued expenses                            143,506               (373,157)
           Deferred revenue                                                 (10,416)                   ---
           Restructuring reserve                                                ---                (64,551)
                                                                       ------------           ------------

         Net cash used in operating activities                           (1,824,403)            (1,144,652)
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of (investment in) marketable securities                            515,901             (1,500,000)
   Investment in capitalized systems                                        (60,383)              (246,796)
   Purchase of property and equipment                                       (22,215)               (32,893)
   Investment in patent development costs                                    (2,877)                (4,244)
                                                                       ------------           ------------

         Net cash provided by (used in) investing activities                430,426             (1,783,933)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of obligations under capital leases                             (2,220)            (2,258,251)
   Proceeds from notes payable                                                  ---                 98,028
   Proceeds from issuance of common stock, net                                5,400              3,436,354
                                                                       ------------           ------------

         Net cash provided by financing activities                            3,180              1,276,131
                                                                       ------------           ------------

Net change in cash and cash equivalents                                  (1,390,797)            (1,652,454)
Cash and cash equivalents - beginning of period                           5,849,992              5,410,123
                                                                       ------------           ------------

Cash and cash equivalents - end of period                              $  4,459,195           $  3,757,669
                                                                       ============           ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Interest paid                                                       $     72,282           $      3,012

   Income taxes paid                                                   $        ---           $        ---


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                  Nestor, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


Note 1 -  Nature of Operations:
          A. Organization
          Nestor, Inc. was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how, which was acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing. The condensed consolidated financials statements include the accounts of Nestor, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Our principal office is located in East Providence, RI.

          Our current focus is to offer customers products and services to be utilized in intelligent traffic management applications. Our leading product is the CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS. Effective July 1, 2002, we assigned royalty rights in the field of financial services, substantially eliminating ongoing product royalty revenue from prior non-traffic related lines of business.

          B. Liquidity and management's plans
          We have incurred significant losses to date and at March 31, 2005, we have an accumulated deficit of $53,994,604. Management believes that the significant financing obtained in 2004 and 2005 (see Note 9 -- Subsequent Event -- Laurus Fixed Price Convertible Note Financing), strong liquidity at March 31, 2005 and current contracts with municipalities will enable us to continue the development and upgrading of our products and sustain operations through the end of 2005. There can be no assurance, however, that our operations will be sustained or be profitable in the future, that our product development and marketing efforts will be successful, or that if we have to raise additional funds to expand and sustain our operations that the funds will be available on terms acceptable to us, if at all.

Note 2 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. There were no material unusual charges or credits to operations during the recently completed fiscal quarter, except for a provision for inventory reserve for obsolescence of $168,048.

          The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

          Certain operating expenses reported for the quarter ended March 31, 2004 have been reclassified to conform to the 2005 presentation. The reclassifications had no net effect on results of operations.

          Marketable securities - our marketable securities consist of an investment in a closed-end insured municipal bond fund. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

          Deferred revenue - certain customer contracts allow us to bill and/or collect payment prior to the performance of services, resulting in deferred revenue.

          Loss per share - loss per share is computed using the weighted average number of shares of stock outstanding during the period. Diluted per share computations, which would include shares from the effect of common stock equivalents and other dilutive securities are not presented since their effect would be antidilutive.

          Stock-based compensation - We measure compensation expense for employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We have adopted the pro forma disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure".


Note 3 -  Master Lease Agreement:
          The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. ("GE"). Under this sales-type lease agreement, NTS received $240,000 on April 27, 2004, $240,000 on September 17, 2004
          and $160,000 on March 31, 2005, and recorded $400,000 as unbilled contract revenue as of March 31, 2005, from GE on behalf of DelDOT pursuant to DelDOT's Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.


Note 4 -  Stock Options:
          We have adopted the pro forma disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure". Had compensation cost for our stock options been determined in accordance with the fair value-based method prescribed under SFAS 123, our net loss and loss per share would have approximated the following pro forma amounts:

                                                        Quarter Ended March 31,
                                                        -----------------------
                                                         2005            2004
                                                         ----            ----

          Net loss, as reported                       $(1,910,350)    $(524,985)
          Add:  Total stock-based employee
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects         (1,254,463)      (13,095)
                                                      -----------     ---------

          Pro forma net loss                          $(3,164,813)    $(538,080)
                                                      ===========     =========
          Pro forma net loss per share:
          Basic and diluted                           $     (0.17)    $   (0.03)
                                                      ===========     =========

          The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 110.6%; a risk-fee interest rate of 1.6-6.8%; and an expected option holding period of 8 years.

          On June 24, 2004, we adopted the 2004 Stock Incentive Plan, which provides for the grant of awards to employees, officers and directors. Subject to adjustments for changes in our common stock and other events, the stock plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards. The Board of Directors will determine the award amount, price (usually equal to the market price of the stock on the date of the grant), vesting provisions and expiration period (not to exceed ten years) in each applicable agreement. The awards are not transferable except by will or domestic relations order.



Note 5 -  Private Placement of Senior Convertible Notes:
          In November 2004, we completed the sale of $6,000,000 aggregate principal amount of our 5% Senior Convertible Notes due October 31, 2007 (the "Senior Convertible Notes") in a private placement. We received $5,555,000 of note proceeds after $445,000 of placement fees and related expenses. The Senior Convertible Notes are convertible into Nestor common stock at the option of the investors at $5.82 per share and accrue interest at 5% per year. We must make quarterly interest-only payments until the Senior Convertible Notes are either paid in full or are converted into common stock. At the option of the holders, all amounts due may be accelerated upon certain events of default, including failures to pay principal or interest when due, breach of covenants that remain uncured after notice, bankruptcy or certain similar events and defaults under other material credit arrangements.

          We may, at our option, redeem the Senior Convertible Notes in whole or in part, at a redemption price of 105% before November 1, 2005, 102.5% before November 1, 2006, and 101% thereafter, plus unpaid interest, upon 30 to 60 days prior written notice. We are obligated to offer to repurchase the Senior Convertible Notes at the then current redemption price in the event of a change in control of us or upon the occurrence of certain financing events, as defined. In connection with the Senior Convertible Notes, we issued a warrant to a placement agent for the purchase of 60,000 shares of common stock at $5.21 per share exercisable through October 31, 2009.

          The Securities and Exchange Commission declared the Registration Statement on Form S-2 (SEC File No. 333-121015) for the resale of these shares effective on January 28, 2005. Pursuant to the terms of the warrant, we have agreed to include the resale of the shares of our common stock underlying the warrant in future registration statements upon the request of such holder.

          During February 2005, two noteholders converted an aggregate $600,000 note face value into 103,092 shares of Nestor stock at $5.82 per share. Any unamortized deferred financing costs associated with the converted notes was expensed upon conversion.



Note 6 -  Commitments and Contingencies:
          We have two customers operating photo red light enforcement programs under Virginia General Assembly authority, which currently ends July 1, 2005. Many bills to extend the photo red program have been defeated, despite significant program support. If the program is not extended, one customer contract will terminate prematurely, with approximately $191,000 of unamortized costs at July 1, 2005. Contract renewal discussions with the other customer are on hold until program authorization is extended.


Note 7 -  Litigation:
          On November 6, 2003, we filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems Inc., alleging that Redflex's automated red light enforcement systems infringe on our U.S. Patent No. 6,188,329, describing a system using digitized video and integrating traffic light violation related vehicle information with court date scheduling information.

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

          Transol moved for summary judgment against us on all of our claims of infringement against Transol. A decision granting Transol's motion for summary judgment on all of our claims of infringement was granted on April 29, 2005, finding that the Transol system did not infringe either of our patents at issue. Transol has informed us that it intends to file a motion for summary judgment on its counterclaims asserting the invalidity of our patents.

          In the ordinary course of business, we are a defendant in certain claims and legal proceedings. In the opinion of management, the outcome of these matters will not have a material effect on our financial position.


Note 8 -  Recent Accounting Pronouncements:
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to perform service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over the vesting period. In April 2005, the SEC adopted a new rule that amended the FASB implementation date, to now require adoption of SFAS 123 (revised 2004) in the first interim period in 2006, or our quarter ending March 31, 2006. We are evaluating the impact of the adoption of SFAS 123 (revised 2004) on our financial position and results of operations.


Note 9 -  Subsequent Event - Laurus Fixed Price Convertible Note Financing:
          On May 16, 2005, we entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, we issued to Laurus a convertible Note ("the Note") in the principal amount of $6,000,000 with a fixed price conversion of $5.82 into shares of our common stock. The Note bears interest at the coupon rate of the prime rate plus 4.00% (or 10.00% as of May 13, 2005) and is subject to a floor interest rate of 6.00%. The Agreement provides for a reduction in the interest rate to the prime rate plus 2.00% once the price of our common stock exceeds the fixed conversion price of $5.82, and additional reductions of 2.00% for every 25% increase in the price of our common stock above the fixed conversion price of $5.82 (an increase of $1.46), subject to a minimum coupon rate of 0.00%. The Note matures on May 16, 2008. The initial monthly principal payment of $181,818 is due on September 1, 2005 and is payable in cash or common stock at the fixed conversion rate; however, if payment is made in cash it will be at 103% of the amount due. The net proceeds from the Note shall be used for the design, engineering, construction, installation and maintenance of certain of our traffic surveillance systems. The Note restricts our ability to make repayment in our common stock at the fixed conversion price, if the then current market price is below 120% of the fixed conversion price (or $6.98).

          Laurus also has a conversion right at any time through maturity to convert the Note into shares of our common stock at the fixed conversion price. We have the option of redeeming for cash all of the outstanding principal balance by paying 115% of such amount plus any applicable unpaid interest. Subject to certain limitations relating to the market price and trading volume of our common stock, we also have the option of requiring Laurus to convert all or a part of the Note to common stock.

          We are obligated to file a registration statement for the shares of common stock into which the Note may be converted and for the shares underlying the warrant issued as part of the Agreement (see below). The registration statement is required to be filed within 30 days of the Note funding and is required to be declared effective within 90 days of the funding. We may be obligated to pay Laurus damages if the registration statement is not declared effective by its due date.

          The Note is collateralized by a security interest in the proceeds of our existing CrossingGuard contracts except for our Delaware contract, and in the proceeds of any CrossingGuard contract that we enter into with certain cities which have selected us to supply automated traffic systems but which have not finalized their respective contracts with us.

          In connection with financing, Laurus was paid a fee of $234,000 and had approximately $47,000 of its expenses reimbursed. Laurus received five year warrants to purchase 100,000 shares of our common stock. The exercise prices of the warrants are as follows: $6.69 per share for the purchase of up to 60,000 shares; $7.28 per share for the purchase of an additional 23,000 shares; and $8.44 per share for the purchase of an additional 17,000 shares. The warrants expire on May 16, 2010.

          The Black-Scholes value of the warrants issued in connection with this financing totaled approximately $419,000 and are recorded as additional paid-in capital and a corresponding discount (reduction) to the note payable. We will amortize monthly approximately $11,700 of the discount as interest expense.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

The following discussion includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in Exhibit 99.1. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.

Our expense levels are based in part on our product development efforts and our expectations regarding future revenues and in the short term are generally fixed. Therefore, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, our operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for our products, product life cycles, the development, introduction and acceptance of new products and product enhancements by us or our competitors, changes in the mix of distribution channels through which our products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally or in various industry segments.

Our quarterly revenues and operating results have varied significantly in the past due to the timing of new customer contracts and approaches installed, and we expect such fluctuations to continue for the foreseeable future. Accordingly, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.


EXECUTIVE SUMMARY

We primarily operate through Nestor Traffic Systems, Inc. (NTS), a wholly owned subsidiary. NTS' principal product is our CrossingGuard video-based red light enforcement system and services. CrossingGuard is marketed, maintained, and distributed through direct sales to states and municipalities in the United States. In August 2004, NTS entered into a distributorship agreement with Vitronic Machine Vision Ltd. for exclusive rights to market and sell PoliScan, a speed enforcement system, throughout the United States, Canada and Mexico, subject to minimum sales goals.

The following is a summary of key performance measurements monitored by management:

                                                   Quarter Ended March 31,
                                                ---------------------------
                                                    2005              2004
                                                    ----              ----
Financial:
    Revenue                                    $ 1,852,000       $1,099,000
    Loss from operations                        (1,896,000)        (983,000)
    Net loss                                    (1,910,000)        (525,000)
    Additional investment in
       capitalized systems                          60,000          247,000
    Cash and marketable securities               4,517,000        5,247,000
    Working capital                              5,314,000        4,680,000


Number of CrossingGuard Approaches*:
     Installed and operational                         119               91
     Additional authorized under
      existing contracts                               123              144
                                               -----------       ----------

                 Total                                 242              235
                                                ==========       ==========


* At the end of period. There can be no assurance that all approaches authorized under existing contracts will ultimately be installed; moreover, we have identified twenty of these approaches which we believe are highly unlikely to be installed despite the authorizing contract.

The management team focus is to expand our market share in the emerging traffic safety market. We plan to expand that market share by:

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

     o    Participating in industry standards setting bodies

     o Enhancing and seeking patents for our traffic safety technology to maintain or improve our position and competitive advantages in the industry

     o    Vigorously   defending  our  patented   technology  from  competitors'
          infringement


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31,
2004). We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Unbilled contract revenue

Unbilled contract revenue represents revenue earned by us in advance of being billable under customer contract terms. Under the terms of some current contracts, we cannot bill the municipality until the court has collected the citation fine. Management records unbilled contract revenue in these situations at a net amount, based upon a historical pattern of collections by the courts for the municipalities. The pattern of collections on these citations is periodically reviewed and updated by management.

Revenue Recognition

Revenue is derived mainly from the lease of products, which incorporate NTS' software and the delivery of services based upon such products. Product license and service fees include software licenses and processing service fees tied to citations issued to red-light violators. NTS provides equipment (either under direct sales or lease agreements), postcontract customer processing and support services, and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, our operating results may be significantly and negatively affected.

Long Term Asset Impairment

In assessing the recoverability of our long term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value. If these estimates change in the future, we may be required to record impairment charges that were not previously recorded.


LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $4,517,000 at March 31, 2005 compared with $6,422,000 at December 31, 2004. At March 31, 2005, we had working capital of $5,314,000 compared with $6,786,000 at December 31, 2004.

Our net worth at March 31, 2005 was $9,474,000 compared with $10,779,000 at December 31, 2004. The decrease in net worth is primarily the result of our quarterly net loss of $1,910,000, partially offset by conversions to common stock by certain holders of our senior convertible notes in the amount of $600,000. We continue to seek additional sources of equity and debt financing to fund operations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

On May 16, 2005, we sold a convertible note in the principal amount of $6,000,000 to an accredited institutional investor (See Note 9 of Notes to Condensed Consolidated Financial Statements -- Subsequent Event -- Laurus Fixed Price Convertible Note Financing). The sale of that note will not be registered under the Securities Act of 1933 and may not be sold in the United States without registration or an applicable exemption from registration requirements.

Future Commitments

For the three months ended March 31, 2005, we invested $60,000 in capitalized systems and $434,000 in system costs expensed under a sales-type lease for Delaware approaches compared to $247,000 invested in capitalized systems and no Delaware system costs expensed in the same period last year. Management expects that NTS will make future commitments for systems related to our CrossingGuard contracts.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2005, our revenues totaled $1,852,000 and operating expenses were $3,748,000, which resulted in an operating loss for the quarter of $1,896,000. We incurred a net loss of $1,910,000, or $0.10 per share, for the current quarter after incurring $15,000 of other expenses, net. In the corresponding quarter of the prior year, revenues and operating expenses totaled $1,099,000 and $2,082,000, respectively, resulting in net loss of $525,000, or $0.03 per share, after recording a net gain on extinguishment of debt of $508,000 and other expenses, net in the amount of $50,000.

Revenues
--------

During the quarter ended March 31, 2005, revenues increased $753,000, or 69%, to $1,852,000 from $1,099,000 in the quarter ended March 31, 2004. This increase is primarily attributable to seven Delaware approaches being completed and funded (under sales-type leasing) during the quarter and the start of revenue generation on live approaches in Baltimore, while in the prior year quarter, there was no corresponding revenue for these customers.

Operating Expenses
------------------

Total operating expenses amounted to $3,748,000 in the quarter ended March 31, 2005, an increase of $1,666,000, or 80%, from total operating expenses of $2,082,000 in the corresponding quarter of the prior year. The increase in operating expenses in 2005 is primarily due to costs related to increased revenue and business activity, specifically, costs associated with new live Delaware approaches, and increases in patent lawsuit defense costs, continuation of the building of a national sales force and implementation of our sales strategy, an increase in inventory reserve for obsolescence and costs associated with supporting the installed base of approaches.

Cost of Goods Sold

Cost of goods sold totaled $1,192,000 in the quarter ended March 31, 2005 an increase of $557,000, or 88%, compared to $635,000 in the prior year quarter. The increase in cost of goods sold is primarily due to the cost of seven Delaware systems installed under sales-type leases and increased amortization of capitalized system costs and other direct support costs due to the increase in revenue producing live approaches.

Engineering and Operations

Expenses related to engineering and operations totaled $995,000 in the quarter ended March 31, 2005, an increase of $402,000, or 68%, compared to $593,000 in the corresponding quarter of the prior year. These costs include the salaries and related costs of field and office personnel in engineering and operations services, as well as, operating expenses related to product design, delivery, configuration, maintenance and service of our installed base. The increases in engineering and operating expenses are primarily attributable to increased support costs driven by our increased installed base and an increase in inventory reserve for obsolescence.

Research and Development

Research and development  expenses  totaled  $297,000 in the quarter ended March
31, 2005, an increase of $77,000, or 35%, compared with $220,000 in the year earlier period. The increase in research and development expenses primarily resulted from increased spending in salary and related personnel costs attributable to projects advancing our CrossingGuard product technology and development of our PoliScan mobile speed technology.

Selling and Marketing

Selling and marketing expenses totaled $409,000 in the quarter ended March 31, 2005, an increase of $267,000, or 188%, compared with $142,000 in the corresponding quarter of the prior year. The increase in selling and marketing expenses reflects a more aggressive national selling and marketing effort, including primarily, the costs associated with more than doubling the size of the sales force and use of consultants in targeted areas to achieve our sales strategy.

General and Administrative

General and administrative expenses totaled $855,000 in the quarter ended March 31, 2005, an increase of $362,000, or 73%, compared with $493,000 in the corresponding quarter of the prior year. The increase in general and administrative expenses over last year is primarily related to ongoing legal expenses for the prosecution of patent infringement cases, an increase in financing fees due to note conversions and costs associated with being a public company.

Gain on Debt Extinguishment
---------------------------

During the quarter ended March 31, 2004, a lease payable and a convertible note payable were fully satisfied in January 2004, resulting in a net gain of $508,000. An early payment on the lease payable resulted in a gain of $681,000, which was partially offset by a prepayment penalty of $173,000 incurred in the settlement of the convertible note payable.

Other Expense - Net
-------------------

Other expense, net totaled $15,000 in the quarter ended March 31, 2005, a decrease of $35,000, or 70%, compared with other expense, net of $50,000 in the corresponding quarter of the prior year. The current year amount includes a gain on an insurance settlement of $32,000 and interest expense incurred on our senior convertible notes of $70,000. The prior year amount primarily consists of interest expense incurred on a convertible note of $25,000 and warrant amortization of $27,000.

Loss Per Share
--------------

During the quarter ended March 31, 2005, we incurred a net loss of $1,910,000, or $0.10 per share, an increase of $1,385,000, or $0.07 per share, compared with a net loss of $525,000, or $0.03 per share, in the corresponding period of the prior year. During the quarter ended March 31, 2005, there was 18,752,000 basic and diluted shares outstanding compared with 18,031,000 basic and diluted shares outstanding during the corresponding quarter of the previous year. The increase in net loss per share was primarily due to the increase in net loss, partially offset by the increase in outstanding shares.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Our marketable securities, an insured municipal bond fund, valued at $58,000 at March 31, 2005, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. Our exposure to this risk is moderately high in the short-term. During the quarter ended March 31, 2005, we had an unrealized loss of $2,000 on securities held at March 31, 2005. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

We had a senior convertible note payable with interest fixed at 5% through its October 2007 maturity. Management assesses the exposure to market risk for this obligation as immaterial.


ITEM 4:  CONTROLS AND PROCEDURES
The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2:  OTHER INFORMATION


                                  NESTOR, INC.

                                    FORM 10 Q

                                 March 31, 2005


Item 1:   Legal Proceedings
          On November 6, 2003, we filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems Inc., alleging that Redflex's automated red light enforcement systems infringe on our U.S. Patent No. 6,188,329, describing a system using digitized video and integrating traffic light violation related vehicle information with court date scheduling information. Court-ordered mediation in that lawsuit took place on October 1, 2004, but no agreement was reached through that mediation. Redflex has asserted as a defense that our patent is invalid.

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

          Transol moved for summary judgment against us on all of our claims of infringement against Transol. A decision granting Transol's motion for summary judgment on all of our claims of infringement was granted on April 29, 2005, finding that the Transol system did not infringe either of our patents at issue. Transol has informed us that it intends to file a motion for summary judgment on its counterclaims asserting the invalidity of our patents.


Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds - None


Item 3:   Defaults Upon Senior Securities - None


Item 4:   Submission of Matters to a Vote of Security Holders - None

Item 5:   Other Information:
          On May 16, 2005, we entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, we issued to Laurus a convertible Note ("the Note") in the principal amount of $6,000,000 with a fixed price conversion of $5.82 into shares of our common stock. The Note bears interest at the coupon rate of the prime rate plus 4.00% (or 10.00% as of May 13, 2005) and is subject to a floor interest rate of 6.00%. The Agreement provides for a reduction in the interest rate to the prime rate plus 2.00% once the price of our common stock exceeds the fixed conversion price of $5.82, and additional reductions of 2.00% for every 25% increase in the price of our common stock above the fixed conversion price of $5.82 (an increase of $1.46), subject to a minimum coupon rate of 0.00%. The Note matures on May 16, 2008. The initial monthly principal payment of $181,818 is due on September 1, 2005 and is payable in cash or common stock at the fixed conversion rate; however, if payment is made in cash it will be at 103% of the amount due. The net proceeds from the Note shall be used for the design, engineering, construction, installation and maintenance of certain of our traffic surveillance systems. The Note restricts our ability to make repayment in our common stock at the fixed conversion price, if the then current market price is below 120% of the fixed conversion price (or $6.98).

          Laurus also has a conversion right at any time through maturity to convert the Note into shares of our common stock at the fixed conversion price. We have the option of redeeming for cash all of the outstanding principal balance by paying 115% of such amount plus any applicable unpaid interest. Subject to certain limitations relating to the market price and trading volume of our common stock, we also have the option of requiring Laurus to convert all or a part of the Note to common stock.

          We are obligated to file a registration statement for the shares of common stock into which the Note may be converted and for the shares underlying the warrant issued as part of the Agreement (see below). The registration statement is required to be filed within 30 days of the Note funding and is required to be declared effective within 90 days of the funding. We may be obligated to pay Laurus damages if the registration statement is not declared effective by its due date.

          The Note is collateralized by a security interest in the proceeds of our existing CrossingGuard contracts except for our Delaware contract, and in the proceeds of any CrossingGuard contract that we enter into with certain cities which have selected us to supply automated traffic systems but which have not finalized their respective contracts with us.

          In connection with financing, Laurus was paid a fee of $234,000 and had approximately $47,000 of its expenses reimbursed. Laurus received five year warrants to purchase 100,000 shares of our common stock. The exercise prices of the warrants are as follows: $6.69 per share for the purchase of up to 60,000 shares; $7.28 per share for the purchase of an additional 23,000 shares; and $8.44 per share for the purchase of an additional 17,000 shares. The warrants expire on May 16, 2010.

          The Black-Scholes value of the warrants issued in connection with this financing totaled approximately $419,000 and are recorded as additional paid-in capital and a corresponding discount (reduction) to the note payable. We will amortize monthly approximately $11,700 of the discount as interest expense.

Item 6:   Exhibits


          Exhibit
          Number    Description
          -------   -----------
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

                                      NESTOR, INC.
                                      (REGISTRANT)

                                      By:  /s/ William B. Danzell
                                          --------------------------------------
                                           William B. Danzell
                                           President and Chief Executive Officer





DATE:   May 16, 2005                  By:  /s/ Harold A. Joannidi
                                          --------------------------------------
                                           Harold A. Joannidi
                                           Treasurer and Chief Financial Officer