Form 10-Q
period 2005-06-30
NESTOR INC
filed 2005-08-15
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     13-3163744
     ------------------------                     ------------------------
     (State of incorporation)                         (I.R.S. Employer
                                                      Identification No.)


     400 Massasoit Avenue, Suite 200, East Providence, RI       02914
     -----------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


                                  401-434-5522
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X           No
                            -----------        -----------


    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

                         Yes                 No     X
                            -----------        -----------



            Common stock, par value .01 per share: 18,871,791 shares
                        outstanding as of August 10, 2005

                                  NESTOR, INC.

                                    FORM 10-Q
                                  June 30, 2005

                                      INDEX
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number
                                                                          ------
PART 1        FINANCIAL INFORMATION

     Item 1   Financial Statements:

              Condensed Consolidated Balance Sheets
              -------------------------------------
              June 30, 2005 and December 31, 2004                           3


              Condensed Consolidated Statements of Operations
              -----------------------------------------------
              Quarters and six months ended June 30, 2005 and 2004          4


              Condensed Consolidated  Statements of Cash Flows
              ------------------------------------------------
              Six months ended June 30, 2005 and 2004                       5


              Notes to Condensed Consolidated Financial Statements          6
              ----------------------------------------------------


     Item 2   Management's Discussion and Analysis of
              Results of Operations and Financial Condition                12


     Item 3   Quantitative and Qualitative Disclosure of Market Risk       26


     Item 4   Controls and Procedures                                      26


PART 2        OTHER INFORMATION                                            27

                                                      NESTOR, INC.
                                          Condensed Consolidated Balance Sheets
                                          -------------------------------------
                                  IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION


                                                                           JUNE  30, 2005      DECEMBER 31, 2004
                                                                           --------------      -----------------
                                                                            UNAUDITED
                      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $       7,445           $       5,850
    Marketable securities                                                             61                     572
    Accounts receivable, net of allowance for doubtful accounts                    1,018                     763
    Unbilled contract revenue                                                        168                     111
    Inventory, net of reserve                                                      1,845                   1,032
    Other current assets                                                             496                     308
                                                                           -------------           -------------
      Total current assets                                                        11,033                   8,636

NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                      3,620                   3,749
    Property and equipment, net of accumulated depreciation                          347                     357
    Goodwill                                                                       5,581                   5,581
    Patent development costs, net of accumulated amortization                        153                     162
    Other long term assets                                                           379                     362
                                                                           -------------           -------------

TOTAL ASSETS                                                               $      21,113           $      18,847
                                                                           =============           =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of convertible notes payable                           $       1,818           $         ---
    Accounts payable                                                                 654                     620
    Accrued employee compensation                                                    487                     461
    Accrued liabilities                                                            1,068                     644
    Deferred revenue                                                                  92                      92
    Leases payable                                                                    12                      23
    Asset retirement obligation                                                      105                      11
                                                                           -------------           -------------
      Total current liabilities                                                    4,236                   1,851

NONCURRENT LIABILITIES:
    Long term convertible notes payable                                            8,980                   6,000
    Long term asset retirement obligation                                             95                     147
    Long term deferred revenue                                                        33                      53
    Long term leases payable                                                         ---                      17
                                                                           -------------           -------------

      Total liabilities                                                           13,344                   8,068
                                                                           -------------           -------------

    Commitments and contingencies                                                    ---                     ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 180,000 shares at
      June 30, 2005 and  December 31, 2004                                           180                     180
    Common stock, $0.01 par value, authorized 30,000,000 shares;
      issued and outstanding: 18,812,154 shares at June 30, 2005
      and 18,673,498 shares at December 31, 2004                                     188                     187
    Warrants                                                                          29                      66
    Additional paid-in capital                                                    63,691                  62,430
    Accumulated deficit                                                          (56,319)                (52,084)
                                                                           -------------           -------------
      Total stockholders' equity                                                   7,769                  10,779
                                                                           -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      21,113           $      18,847
                                                                           =============           =============

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                                      NESTOR, INC.
                                     Condensed Consolidated Statements of Operations
                                     -----------------------------------------------
                                  IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION
                                                      Unaudited



                                                          Quarter Ended June 30,        Six Months Ended June 30,
                                                     -------------------------------    -------------------------
                                                           2005             2004            2005              2004
                                                           ----             ----            ----              ----
Revenues:
      Product sales, leases and service fees         $       2,412     $       1,549    $       4,251     $       2,623
      Product royalties                                          2                 3               15                28
                                                     -------------     -------------    -------------     -------------

           Total revenue                                     2,414             1,552            4,266             2,651

Cost of sales                                                1,736               952            2,928             1,587
                                                     -------------     -------------    -------------     -------------

Gross profit                                                   678               600            1,338             1,064
                                                     -------------     -------------    -------------     -------------

Operating expenses:
      Engineering and operations                               913               671            1,907             1,264
      Research and development                                 358               200              655               419
      Selling and marketing                                    521               164              930               306
      General and administrative                             1,128               501            1,983               994
                                                     -------------     -------------    -------------     -------------

           Total operating expenses                          2,920             1,536            5,475             2,983
                                                     -------------     -------------    -------------     -------------

Loss from operations                                        (2,242)             (936)          (4,137)           (1,919)

Gain on debt extinguishment, net                               ---               ---              ---               508

Other expense, net                                             (83)             (184)             (98)             (234)
                                                     --------------    --------------   --------------    --------------

Net loss                                             $      (2,325)    $      (1,120)   $      (4,235)    $      (1,645)
                                                     ==============    ==============   ==============    ==============


Loss per share:

Loss per share, basic and diluted                    $       (0.12)    $       (0.06)   $       (0.23)    $       (0.09)
                                                     ==============    ==============   ==============    ==============

Shares used in computing loss per share:
      Basic and diluted                                 18,815,049        18,035,899       18,783,670        18,033,213
                                                     =============     =============    =============     =============


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.


                                       NESTOR, INC.
                      Condensed Consolidated Statements of Cash Flows
                      -----------------------------------------------
                                       In Thousands
                                        Unaudited

                                                                    Six Months Ended June 30,
                                                                 ------------------------------
                                                                      2005               2004
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (4,235)          $  (1,645)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                 1,225                 879
       Gain on extinguishment of debt                                  ---                (508)
       Unrealized (gain) loss on marketable securities                  (1)                163
       Dividend income reinvested                                       (9)                (15)
       Expenses charged to operations relating to
         options, warrants and financing transactions                   17                  53
       Provision for doubtful accounts                                  36                   7
       Provision for inventory reserve                                 233                  20
       Increase (decrease) in cash arising from
         changes in assets and liabilities:
           Accounts receivable                                        (291)               (241)
           Unbilled contract revenue                                   (57)                (22)
           Inventory                                                (1,049)               (517)
           Other assets                                               (206)                (90)
           Accounts payable and accrued expenses                       487                 (88)
           Deferred revenue                                            (21)                433
           Restructuring reserve                                       ---                (138)
                                                                 ---------           ----------

         Net cash used in operating activities                      (3,871)             (1,709)
                                                                 ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                                 ---              (1,500)
   Liquidation of marketable equity securities                         521                 357
   Investment in capitalized systems                                  (903)               (678)
   Purchase of property and equipment                                 (131)                (57)
   Investment in patent development costs                               (3)                 (5)
                                                                 ----------          ----------

         Net cash used in investing activities                        (516)             (1,883)
                                                                 ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of obligations under capital leases                       (23)             (2,260)
   Repayment of note payable                                           ---                 (45)
   Proceeds from notes payable                                       6,000                  98
   Proceeds from issuance of common stock, net                           5               3,436
                                                                 ---------           ---------

         Net cash provided by financing activities                   5,982               1,229
                                                                 ---------           ---------

Net change in cash and cash equivalents                              1,595              (2,363)
Cash and cash equivalents - beginning of period                      5,850               5,410
                                                                 ---------           ---------

Cash and cash equivalents - end of period                        $   7,445           $   3,047
                                                                 =========           =========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Interest paid                                                 $     138           $      47
                                                                 =========           =========

   Income taxes paid                                             $     ---           $     ---
                                                                 =========           =========


The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  NESTOR, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                    Unaudited


Note 1 -  Nature of Operations:
          A. Organization
          Nestor, Inc. was organized on March 21, 1983 in Delaware to acquire and develop certain patent rights and know-how, which was acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. ("NTS") and Nestor Interactive, Inc. ("Interactive"), were formed effective January 1, 1997. Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing. The condensed consolidated financials statements include the accounts of Nestor, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Our principal office is located in East Providence, RI.

          Our current focus is to offer customers products and services to be utilized in intelligent traffic management applications. Our leading product is the CrossingGuard video-based red light enforcement system and services, sold and distributed exclusively by NTS. We have developed and recently begun marketing a laser based, automated speed enforcement system that incorporates our technology partner, Vitronic Machine Vision Ltd.'s lidar equipment. Effective July 1, 2002, we assigned royalty rights in the field of financial services, substantially eliminating ongoing product royalty revenue from prior non-traffic related lines of business.

          B. Liquidity and management's plans
          We have incurred significant losses to date and at June 30, 2005, we have an accumulated deficit of $56,319,000. Management believes that the significant financing obtained in 2004 and 2005, strong liquidity at June 30, 2005 and current contracts with municipalities will enable us to continue the development and upgrading of our products and sustain operations through the end of 2005. There can be no assurance, however, that our operations will be sustained or be profitable in the future, that our product development and marketing efforts will be successful, or that if we have to raise additional funds to expand and sustain our operations that the funds will be available on terms acceptable to us, if at all.

Note 2 -  Basis of Presentation:
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

          Certain operating expenses reported for the quarter and year to date ended June 30, 2004 have been reclassified to conform to the 2005 presentation. The reclassifications had no net effect on results of operations.

          Marketable securities - our marketable securities consist of an investment in a closed-end insured municipal bond fund. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

          Inventory - Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis, and consists mostly of component equipment considered to be finished goods and which is to be installed as capitalized systems.

          Deferred revenue - certain customer contracts allow us to bill and/or collect payment prior to the performance of services, resulting in deferred revenue.

          Loss per share - loss per share is computed using the weighted average number of shares of common and preferred stock outstanding during the period. Diluted per share computations, which would include shares from the effect of common stock equivalents and other dilutive securities are not presented since their effect would be antidilutive.

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

Note 3 -  Master Lease Agreement:
          The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004, whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. ("GE"). Under this sales-type lease agreement, NTS recorded revenue of $240,000 in April 2004, $240,000 in September 2004, $560,000 in March 2005 and $880,000 in June 2005 from GE on behalf of DelDOT pursuant to DelDOT's Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.

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


                                                      Quarter Ended June 30,         Six Month Ended June 30,
                                                      ----------------------         --------------------------
                                                        2005         2004               2005           2004
                                                        ----         ----               ----           ----
          Net loss, as reported                    $  (2,325)      $ (1,120)        $  (4,235)      $ (1,645)
          Add:  Total stock-based employee
           compensation expense determined
           under fair value based method for all
           awards, net of related tax effects         (1,405)          (392)           (2,659)          (401)
                                                   ---------       ---------        ---------       --------

          Pro forma net loss                       $  (3,730)      $  (1,512)       $  (6,894)      $ (2,046)
                                                   =========       =========        =========       ========
          Pro forma net loss per share:
          Basic and diluted                        $   (0.20)      $  (0.08)        $   (0.37)      $   (0.11)
                                                   =========       ========         ==========      =========

          The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2005: dividend yield of 0%; expected volatility of 110.2%; a risk-free interest rate of 3.21%; and an expected option holding period of eight years.

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

Note 5 -  Private Placements of Convertible Notes:
          A. Senior Convertible Notes:
          In November 2004, we completed the sale of $6,000,000 aggregate principal amount of our 5% Senior Convertible Notes due October 31, 2007 (the "Senior Convertible Notes") in a private placement of which $5,200,000 was outstanding at June 30, 2005. We received $5,555,000 of note proceeds after $445,000 of placement fees and related expenses. The Senior Convertible Notes are convertible into Nestor common stock at the option of the investors at $5.82 per share and accrue interest at 5% per year. We must make quarterly interest-only payments until the Senior Convertible Notes are either paid in full or are converted into common stock. At the option of the holders, all amounts due may be accelerated upon certain events of default, including failures to pay principal or interest when due, breach of covenants that remain uncured after notice, bankruptcy or certain similar events and defaults under other material credit arrangements.

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

          During February 2005, two noteholders converted an aggregate $600,000 note face value into 103,092 shares of Nestor common stock at $5.82 per share. During May 2005, one noteholder converted an aggregate $200,000 note face value into 34,364 shares of Nestor common stock at $5.82 per share. Any unamortized deferred financing costs associated with the converted notes was expensed upon conversion.

          B. Laurus Fixed Price Convertible Note:
          On May 16, 2005, we entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, we issued to Laurus a convertible Note ("the Note") in the principal amount of $6,000,000 (of which $6,000,000 was outstanding at June 30, 2005) with a fixed price conversion of $5.82 into shares of our common stock. The Note bears interest at the coupon rate of the prime rate plus 4.00% (or 10.25% as of June 30, 2005) and is subject to a floor interest rate of 6.00%. The Agreement provides for a reduction in the interest rate to the prime rate plus 2.00% once the price of our common stock exceeds the fixed conversion price of $5.82, and additional reductions of 2.00% for every 25% increase in the price of our common stock above the fixed conversion price of $5.82 (an increase of $1.46), subject to a minimum coupon rate of 0.00%. The Note matures on May 16, 2008. The initial monthly principal payment of $181,818 is due on September 1, 2005 and is payable in cash or common stock at the fixed conversion rate; however, if payment is made in cash it will be at 103% of the amount due. The Note restricts our ability to make repayment in our common stock at the fixed conversion price, if the then current market price is below 120% of the fixed conversion price (or $6.98). The net proceeds from the Note shall be used for the design, engineering, construction, installation and maintenance of certain of our traffic surveillance systems.

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

          We filed a registration statement for the shares of common stock into which the Note may be converted and for the shares underlying the warrant issued as part of the Agreement (see below). The registration statement is required to be declared effective by September 16, 2005. We may be obligated to pay Laurus damages if the registration statement is not declared effective by its due date.

          The Note is collateralized by a security interest in the proceeds of our existing CrossingGuard contracts except for our Delaware contract, and in the proceeds of any CrossingGuard contract that we enter into with certain cities which have selected us to supply automated traffic systems but which have not finalized their respective contracts with us.

          In connection with the financing, Laurus was paid a fee of $234,000 and had approximately $47,000 of its expenses reimbursed. Laurus received five year warrants to purchase 100,000 shares of our common stock. The exercise prices of the warrants are as follows: $6.69 per share for the purchase of up to 60,000 shares; $7.28 per share for the purchase of an additional 23,000 shares; and $8.43 per share for the purchase of an additional 17,000 shares. The warrants expire on May 16, 2010.

          The Black-Scholes value of the warrants issued in connection with this financing totaled approximately $419,000 and is recorded as additional paid-in capital and a corresponding discount (reduction) to the note payable. We will amortize monthly approximately $12,000 of the discount as interest expense.

Note 6 -  Litigation:
          On November 6, 2003, we filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems Inc., alleging that Redflex's automated red light enforcement systems infringe on our U.S. Patent No. 6,188,329, describing a system using digitized video and integrating traffic light violation related vehicle information with court date scheduling information. Court-ordered mediation in that lawsuit took place on October 1, 2004, but no agreement was reached through that mediation. Redflex asserted as a defense that our patent is invalid. On May 27, 2005, we stipulated to a dismissal with prejudice of all claims in that lawsuit.

          On November 25, 2003, we filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe on that same patent. We were denied a preliminary injunction in the Transol litigation, in part because we had not shown a likelihood of success on our claim that Transol's products infringe on our patent. Transol filed a counterclaim asserting the invalidity of that patent.

          On June 22, 2004, the United States Patent and Trademark Office issued Patent Number 6,754,663 to us, describing a system using multiple cameras, including at least one video camera, to capture multiple images of a traffic light violation and a user interface that simultaneously displays those multiple images.

          We amended our lawsuit against Transol to include claims alleging that Transol's automated red light enforcement systems infringe our U.S. Patent Number 6,754,663. Transol filed a counterclaim asserting the invalidity of that patent as well.

          Transol moved for summary judgment against us on all of our claims of infringement against Transol. A decision granting Transol's motion for summary judgment on all of our claims of infringement was granted on April 29, 2005, finding that the Transol system did not infringe either of our patents at issue.

          On June 28, 2005, we entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Transol, settling the patent infringement litigation.

          Pursuant to the Settlement Agreement, we have agreed not to sue Transol or its subsidiaries, customers and vendors for infringement of either our U.S. Patents No. 6,188,329, "Integrated traffic light violation citation generation and court date scheduling system" (the "329 Patent") or No. 6,754,663 "Video-file based citation generation system for traffic light violations" (the "663 Patent") or related claims (together with the claims of the 329 Patent and the 663 Patent, the "Subject Claims") unless the Subject Claims are infringed by a system that displays video including multiple image sequences synchronized to provide simultaneous independent views of the same traffic violation. Transol may not assign its right to not be sued except that if Transol is acquired or substantially all of Transol's assets or assets related to the business of automated traffic enforcement are acquired, the acquirer succeeds to those rights with respect to Transol's products as of the acquisition or substantially similar products. We have since offered to acquire substantially all of Transol's assets and Transol has accepted that offer. See Note 8 - Subsequent Events.

          Further, Transol has agreed not to initiate any challenge to any patent containing a Subject Claim or voluntarily cooperate with any such challenge, so long as it does not have a reasonable apprehension of a law suit based on the Subject Claims.

          Pursuant to the Settlement Agreement, Transol and we filed a stipulation of dismissal of the lawsuit that provided for the withdrawal and vacater of the court's April 26, 2005 Order granting Transol's motion for summary judgment, which Order was withdrawn and vacated by the court.

          In addition, we agreed with Transol to release all claims against one another arising on or before June 28, 2005, except that each retains the right to raise claims of invalidity and unenforceability of the other's patents in any action brought by the other.

Note 7 -  Recent Accounting Pronouncements:
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to perform service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over the vesting period. In April 2005, the SEC adopted a new rule that amended the FASB implementation date, to now require adoption of SFAS 123 (revised 2004) in the first interim period in 2006, or our quarter ending March 31, 2006. We are evaluating the impact of the adoption of SFAS 123 (revised 2004) on our financial position and results of operations.

Note 8 -  Subsequent Events:
          A. Transol Acquisition
          On August 12, 2005 our offer to purchase substantially all of the assets of Transol Corporation Limited (Receivers and Managers Appointed) (Administrators Appointed) and its Australian and US subsidiaries was accepted by Anthony M. Sims in his capacity as Joint Receiver and Manager for Transol and as Agent for Alleasing Financing Australia Limited (formerly RentWorks Limited). Transol is one of our competitors in the automated traffic enforcement business.

          The assets to be purchased include:

          o Contracts to provide automated red light enforcement services in eight US cities at an aggregate of 53 approaches, of which approximately 34 are fully installed and operating

          o Equipment located at the contracted approaches used for providing automated red light enforcement services

          o Transol's intellectual property, including one U.S. one Australian and one international patent application, the Transol website, computer source code for Transol's products and services and all other "technical know how."

          o Inventory, work in process, accounts receivable and unbilled contract revenue

          o    The goodwill of the Transol business

          The purchase price for the acquired assets is $2 million, subject to reduction for any liens on the assets and subject to reduction if any of the assigned contracts are terminated by the cities because of their assignment to us or that are terminated by January 16, 2005 pursuant to termination rights that cities may have under the contracts. The price reduction for any contracts so terminated would be $50,000 per installed approach and $20,000 per uninstalled approach. In addition, we would receive a price reduction of $20,000 per uninstalled approach if we did not receive municipal authorization to go forward with an approach by December 31, 2005.

          We have paid Transol a deposit of $200,000 towards the purchase price and will pay the balance at closing. At closing, approximately $1.8 million of the total purchase price will be deposited in an escrow account and the balance will be paid to Transol. On January 31, 2006 we will receive any price reduction amounts from the escrow account and the sellers will be paid the balance. We have agreed to close by August 31, 2005. We have also agreed to use Transol for yet to be determined transition services in connection with our assumption and integration of the assets to be acquired. We will reimburse Transol for the costs of those transition services.

          B. Financing Commitments
          We have received two separate financing commitments.

          On August 9, 2005, Edward F. Heil committed to lend us $1,250,000, which commitment expires on September 9, 2005. The loan would be secured by liens on ten mobile speed enforcement systems. The maturity date of the loan would be its first anniversary. No principal would be payable until maturity. The loan would bear interest at the rate of 1% per month, payable monthly in arrears. On the last business day of each calendar month during the term of the loan, we would have the option to prepay the loan in whole or part without penalty. We would pay an origination fee of $25,000 upon the closing of the loan.

          On August 12, 2005, Foundation Partners I, LLC committed to lend us $1,250,000, which commitment expires on September 12, 2005. The loan would be secured by liens on ten mobile speed enforcement systems. The maturity date of the loan would be its first anniversary. No principal would be payable until maturity. The loan would bear interest at the rate of 10% per year, payable monthly in arrears. On the last business day of each calendar month during the term of the loan, we would have the option to prepay the loan in whole or part without penalty. We would pay an origination fee of $25,000 upon the closing of the loan. William B. Danzell, our Chief Executive Officer, President and director, is the President of Danzell Investment Management, Ltd., the Managing Member of Foundation Partners.

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


EXECUTIVE SUMMARY

We primarily operate through Nestor Traffic Systems, Inc. (NTS), a wholly owned subsidiary. NTS's principal product is our CrossingGuard video-based red light enforcement system and services. CrossingGuard is marketed, maintained, and distributed through direct sales to states and municipalities in the United States and Canada. In August 2004, NTS entered into a distributorship agreement with Vitronic Machine Vision Ltd. ("Vitronic") for exclusive rights to market and sell PoliScan, laser based speed enforcement equipment, throughout the United States, Canada and Mexico, subject to minimum sales goals. We have developed and recently begun marketing a laser based, automated speed enforcement system employing the Vitronic PoliScan equipment.

The following is a summary of key performance measurements monitored by management:


                                             Quarter Ended June 30,          Six Months Ended June 30,
                                           --------------------------       ---------------------------
                                               2005           2004               2005          2004
                                               ----           ----              ----          ----
Financial:
    Revenue                                 $  2,414       $  1,552           $  4,266      $  2,651
    Loss from operations                      (2,242)          (936)            (4,137)       (1,919)
    Net loss                                  (2,325)        (1,120)            (4,235)       (1,645)
    Additional investment in
       capitalized systems                       843            431                903           678
    Cash and marketable securities             7,506          4,043
    Working capital                            6,797          3,451


Number of CrossingGuard Approaches(1):
     Installed and operational(2)                141             95
     Additional authorized under
        existing contracts(3)                    128            140
                                            --------       --------

                                    Total        269            235
                                            ========       ========


(1)  At the end of period.

(2) Fourteen of the installed and operational approaches are located in two cities in Virginia, where photo red light enforcement has been prohibited by statute since June 30, 2005. Although these approaches are installed and operational, we expect to derive no material revenue from them unless there is a change in Virginia law. We can give no assurance that this will occur.

(3) There can be no assurance that all approaches authorized under existing contracts will ultimately be installed; moreover, we have identified twenty of these approaches which we believe are highly unlikely to be installed despite the authorizing contract.

The management team focus is to expand our market share in the emerging traffic safety market. We plan to expand that market share by:

     o Continuing to aggressively market CrossingGuard video-based red light enforcement systems and services to states and municipalities for red light enforcement and safety

     o Advancing a marketing program for speed enforcement systems and services to states and municipalities for speed enforcement and safety

     o Developing new market applications for our current and developing technology and systems

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

Revenue Recognition

Revenue is derived mainly from the lease of products, which incorporate NTS's software and the delivery of services based upon such products. Product license and service fees include software licenses and processing service fees related to citations issued to red-light violators. NTS provides equipment (either under direct sales or lease agreements), post contract customer processing and support services, and engineering services. In arrangements that include multiple elements, some of which include software, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined on vendor-specific objective evidence. Management estimates the percentage of citations that are expected to be collectible and recognizes revenue accordingly. To the extent these estimates are not accurate, our operating results may be significantly and negatively affected.

Long Term Asset Impairment

In assessing the recoverability of our long term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value. If these estimates change in the future, we may be required to record impairment charges that were not previously recorded.


LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $7,506,000 at June 30, 2005 compared with $6,422,000 at December 31, 2004. At June 30, 2005, we had working capital of $6,797,000 compared with $6,786,000 at December 31, 2004.

Our net worth at June 30, 2005 was $7,769,000 compared with $10,779,000 at December 31, 2004. The decrease in net worth is primarily the result of our six months net loss of $4,235,000, partially offset by conversions to common stock by certain holders of our senior convertible notes in the amount of $800,000 and an increase in additional paid in capital resulting from the $419,000 ascribed value of warrants issued relating to the issuance of a convertible note in May 2005. We continue to seek additional sources of equity and debt financing to fund operations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

On May 16, 2005, we sold a convertible note in the principal amount of $6,000,000 to an accredited institutional investor (See Note 5 - of Notes to Condensed Consolidated Financial Statements - Private Placement of Convertible Notes). The sale of that note will not be registered under the Securities Act of 1933 and may not be sold in the United States without registration or an applicable exemption from registration requirements.

Future Commitments

For the six months ended June 30, 2005, we invested $903,000 in capitalized systems and $1,094,000 in system costs expensed under a sales-type lease for Delaware approaches compared to $678,000 invested in capitalized systems and $178,000 in Delaware system costs expensed in the same period last year. Management expects that NTS will make significant future commitments for systems related to our CrossingGuard contracts and our speed enforcement systems.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2005, our revenues totaled $2,414,000, gross profit was $678,000 and operating expenses were $2,920,000, which resulted in an operating loss for the quarter of $2,242,000. We incurred a net loss of $2,325,000, or $0.12 per share, for the current quarter after incurring $83,000 of other expenses, net. In the corresponding quarter of the prior year, revenues, gross profit and operating expenses totaled $1,552,000, $600,000 and $1,536,000, respectively, resulting in an operating loss of $936,000. After recording other expenses, net in the amount of $184,000, net loss for the prior year quarter was $1,120,000, or $0.06 per share.

For the six months ended June 30, 2005, our revenues totaled $4,266,000, gross profit was $1,338,000 and operating expenses were $5,475,000, which resulted in an operating loss for the quarter of $4,137,000. We incurred a net loss of $4,235,000, or $0.23 per share, for the current quarter after incurring $98,000 of other expenses, net. In the corresponding six month period of the prior year, revenues, gross profit and operating expenses totaled $2,651,000, $1,064,000 and $2,983,000, respectively, resulting in an operating loss of $1,919,000. After recording a net gain on extinguishment of debt of $508,000 and other expenses, net in the amount of $234,000, net loss for the prior year six month period was $1,645,000, or $0.09 per share.

Revenues

During the quarter ended June 30, 2005, revenues increased $862,000, or 56%, to $2,414,000 from $1,552,000 in the quarter ended June 30, 2004. This increase is primarily attributable to 11 additional Delaware approaches being completed and funded (under sales-type leasing) during the quarter amounting to $880,000 and the increased operating revenue generated from significantly more Delaware approaches (29 at June 30, 2005), as well as increased operating revenue in Falls Church, VA and Fullerton, CA, while in the prior year quarter, there were just three Delaware approaches completed and funded and generating operating revenue.

For the six months ended June 30, 2005, revenues increased $1,615,000, or 61%, to $4,266,000 from $2,651,000 in the six months ended June 30, 2004. This increase is primarily attributable to 18 additional Delaware approaches being completed and funded during the six month period amounting to $1,440,000 and the increased operating revenue generated from significantly more Delaware approaches (29 at June 30, 2005), as well as increased operating revenue in Falls Church, VA and Fullerton, CA, while in the prior year six month period, there were just three Delaware approaches completed and funded and generating operating revenue.

Cost of Sales

Cost of sales totaled $1,736,000 in the quarter ended June 30, 2005, an increase of $784,000, or 82%, compared to $952,000 in the prior year quarter. The increase in cost of sales is primarily due to the cost of 11 Delaware systems installed, increased amortization of capitalized system costs and other direct support costs due to the increase in revenue producing approaches and accelerated amortization of capitalized systems in the amount of $201,000 due to the red light enforcement law expiring in Virginia.

For the six months ended June 30, 2005, cost of sales totaled $2,928,000, an increase of $1,341,000, or 85%, compared to $1,587,000 in the prior year six month period. The increase in cost of sales is primarily due to the cost of 18 Delaware systems installed, increased amortization of capitalized system costs and other direct support costs due to the increase in revenue producing approaches and accelerated amortization of capitalized systems in the amount of $201,000 due to the red light enforcement law expiring in Virginia.

Gross Profit

During the quarter ended June 30, 2005, gross profit increased $78,000, or 13%, to $678,000 from $600,000 in the quarter ended June 30, 2004, while gross margin decreased by 11% to 28% for the quarter ended June 30, 2005 from 39% for the prior year quarter. The increase in gross profit is primarily attributable to 11 additional Delaware approaches being completed and funded during the 2005 quarter, as compared to three Delaware approaches completed during the prior year quarter, operation of significantly more approaches in Delaware (29 on June 30, 2005) during the 2005 quarter versus the 2004 quarter (three on June 30,
2004), as well as improved performance in Falls Church, VA, while certain locations offset these improved performances.

For the six months ended June 30, 2005, gross profit increased $274,000, or 26%, to $1,338,000 from $1,064,000 in the prior year six month period, while gross margin decreased by 9% to 31% for the six months ended June 30, 2005 from 40% for prior year six month period. The increase in gross profit is primarily attributable to 18 additional Delaware approaches being completed and funded during the 2005 six month period, as compared to three Delaware approaches completed during the prior year six month period, as well as improved operating performance in Delaware (many more approaches operating), Falls Church, VA and Fullerton, CA, while certain locations offset these improved performances.

Engineering and Operations

Expenses related to engineering and operations totaled $913,000 in the quarter ended June 30, 2005, an increase of $242,000, or 36%, compared to $671,000 in the corresponding quarter of the prior year. These costs include the salaries and related costs of field and office personnel in engineering and operations services, as well as, operating expenses related to product design, delivery, configuration, maintenance and service of our installed base. The increase in engineering and operating expenses are primarily attributable to increased personnel related and field support costs driven by our increased installed base and an increase in inventory reserve for obsolescence.

Engineering and operations expenses totaled $1,907,000 in the six months ended June 30, 2005, an increase of $643,000, or 51%, compared to $1,264,000 in the corresponding six month period of the prior year. The increase in engineering and operating expenses are primarily attributable to increased personnel related and field support costs driven by our increased installed base and an increase in inventory reserve for obsolescence.

Research and Development

Research and development expenses totaled $358,000 in the quarter ended June 30, 2005, an increase of $158,000, or 79%, compared with $200,000 in the year earlier period. The increase in research and development expenses primarily resulted from increased spending in salary and related personnel costs attributable to projects advancing our CrossingGuard product technology and development of our mobile speed enforcement system.

Research and development expenses totaled $655,000 in the six months ended June 30, 2005, an increase of $236,000, or 56%, compared with $419,000 in the year earlier six month period. The increase in research and development expenses primarily resulted from increased spending in salary and related personnel costs attributable to projects advancing our CrossingGuard product technology and development of our mobile speed enforcement system.

Selling and Marketing

Selling and marketing expenses totaled $521,000 in the quarter ended June 30, 2005, an increase of $357,000, or 218%, compared with $164,000 in the corresponding quarter of the prior year. The increase in selling and marketing expenses reflects a more aggressive national sales and marketing effort, including primarily, the costs associated with a larger sales force and support personnel, travel, the use of consultants in targeted areas to achieve our sales strategy and increased costs in advertising.

Selling and marketing expenses totaled $930,000 in the six months ended June 30, 2005, an increase of $624,000, or 204%, compared with $306,000 in the corresponding six month period of the prior year. The increase in selling and marketing expenses for the six month period in 2005 over the prior year period are primarily attributable to the same expense category increases experienced in the quarter detailed above.

General and Administrative

General and administrative expenses totaled $1,128,000 in the quarter ended June 30, 2005, an increase of $627,000, or 125%, compared with $501,000 in the corresponding quarter of the prior year. The increase in general and administrative expenses for the current quarter over last year is primarily related to an increase of $365,000 in legal expenses for the prosecution of patent infringement cases which were concluded in June 2005, an increase of $123,000 in personnel costs to support increased business volume, an increase in financing fees due to note conversions and a new financing, and increased costs associated with being a public company in the amount of $94,000.

General and administrative expenses totaled $1,983,000 in the six months ended June 30, 2005, an increase of $989,000, or 100%, compared with $994,000 in the corresponding six month period of the prior year. The increase in general and administrative expenses for the current six month period over last year is primarily related to an increase of $551,000 of legal expenses for the prosecution of patent infringement cases, an increase in financing fees due to note conversions and a new financing in the amount of $125,000, a provision for bad debt expense in the current year period versus a bad debt recovery in the prior year period and increased costs associated with being a public company in the amount of $162,000.

Gain on Debt Extinguishment

During the six months ended June 30, 2004, a lease payable and a convertible note payable were fully satisfied, resulting in a net gain of $508,000. An early payment on the lease payable resulted in a gain of $681,000, which was partially offset by a prepayment penalty of $173,000 incurred in the settlement of the convertible note payable.

Other Expense - Net

Other expense, net totaled $83,000 in the quarter ended June 30, 2005, a decrease of $101,000, or 55%, compared with other expense, net of $184,000 in the corresponding quarter of the prior year. In the current year quarter, we incurred increased interest expense of $89,000, while in the prior year quarter we incurred an unrealized loss on investments of $152,000.

Other expense, net totaled $98,000 in the six months ended June 30, 2005, a decrease of $136,000, or 58%, compared with other expense, net of $234,000 in the corresponding six month period of the prior year. In the current six month period, we incurred increased interest expense of $133,000 which was partially offset by a gain on an insurance settlement of $32,000, while in the prior year six month period, we incurred an unrealized loss on investments of $164,000 and amortization of debt discount attributable to the value of the associated warrants issued of $53,000.

Net Loss and Loss Per Share

During the quarter ended June 30, 2005, we incurred a net loss of $2,325,000, or $0.12 per share, an increase of $1,205,000, or $0.06 per share, compared with a net loss of $1,120,000, or $0.06 per share, in the corresponding quarter of the prior year. During the quarter ended June 30, 2005, there was 18,815,049 basic and diluted shares outstanding compared with 18,035,899 basic and diluted shares outstanding during the corresponding quarter of the previous year. The increase in net loss per share was primarily due to the increase in net loss, partially offset by the increase in outstanding shares.

During the six months ended June 30, 2005, we incurred a net loss of $4,235,000, or $0.23 per share, an increase of $2,590,000, or $0.14 per share, compared with a net loss of $1,645,000, or $0.09 per share, in the corresponding six month period of the prior year. During the six months ended June 30, 2005, there was 18,783,670 basic and diluted shares outstanding compared with 18,033,213 basic and diluted shares outstanding during the corresponding six month period of the previous year. The increase in net loss per share was primarily due to the increase in net loss, partially offset by the increase in outstanding shares.

RISK FACTORS THAT MAY AFFECT OUR RESULTS
----------------------------------------

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property and other aspects and prospects of our business. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend," "may," "will" and similar expressions to help identify forward-looking statements. References in this using "we," "us," and "our" refer to Nestor, Inc. and its subsidiaries.

We cannot assure investors that our assumptions and expectations will prove correct. Many factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

We have a history of net losses. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, our net losses have been approximately $4,473,000, $4,890,000, $12,634,000, $1,565,000 and $2,995,000, respectively. For the three-month and six month periods ended June 30, 2005, our net losses were approximately $2,325,000 and $4,235,000, respectively. We expect to incur continuing losses for the foreseeable future due to significant engineering, product delivery, marketing and general and administrative expenses, and those losses could be substantial. We will need to generate significantly higher revenue to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.

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

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE AND MAINTAIN FUTURE CONTRACTS WITH GOVERNMENT ENTITIES

Contracts with government entities account for substantially all of our revenues. The majority of these contracts may be terminated at any time on short notice with limited penalties. Accordingly, we might fail to derive any revenue from sales to government entities in any given future period. If government entities fail to renew or if they terminate any of these contracts, it would adversely affect our business and results of operations. In addition, many of our contracts do not allow installations until sites have been approved by the contracting entities; in those cases, if a government entities fails to approve sites, we will not be able to deliver products and services, and thereby, generate revenue associated therewith.

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DEVELOPING PRODUCTS AND SERVICES MORE SUCCESSFULLY THAN WE DO

Many other companies offer products that directly compete with CrossingGuard and our other products. Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do and may be able bring new technologies to market before we are able to do so. Some of our competitors may have a competitive advantage because of their size, market share, legacy customer relationships, enhanced driver imaging, additional products offered and/or citation-processing experience. Current and potential competitors may establish cooperative relationships with one another or with third parties to compete more effectively against us. One of our competitors, ACS, offers state and local governments solutions to a wide variety of data processing issues and may have a competitive advantage because of the scope of its relationship with, and the volume of transactions it conducts for, a particular government. It is also possible that new competitors may emerge and acquire market share. If we are not successful in protecting our patents, we would lose a competitive advantage. See "Our Intellectual Property Might Not Be Protectible, And If We Fail To Protect And Preserve Our Intellectual Property, We May Lose An Important Competitive Advantage."

THE FAILURE OF GOVERNMENTS TO AUTHORIZE AUTOMATED TRAFFIC SAFETY ENFORCEMENT MAY HINDER OUR GROWTH AND HARM OUR BUSINESS

Approximately fifteen states and the District of Columbia authorize some use of automated red light enforcement or allow municipalities to elect to do so under home rule laws. It is uncertain at this time which additional states, if any, will authorize the use of automated red light enforcement or if there will be other changes in the states that currently allow the practice. If additional states do not authorize the use of automated red light enforcement, our opportunities to generate additional revenue from the sale of CrossingGuard systems and related services will be limited. Recently, the Virginia General Assembly declined to extend authorization for automated red light enforcement beyond the sunset date of June 30, 2005 in the enabling legislation. We had two revenue producing red light enforcement contracts with municipalities in Virginia.

We could be subject to differing and inconsistent laws and regulations with respect to CrossingGuard. If that were to happen, we may find it necessary to eliminate, modify or cancel components of our services that could result in additional development costs and the possible loss of revenue. We cannot predict whether future legislative changes or other changes in the fifteen states or other states in the administration of traffic enforcement programs will have an adverse effect on our business.

The market for automated speed enforcement products in the United States is very limited. Approximately five states and the District of Columbia have legislation authorizing some use of automated speed enforcement or allow municipalities to elect to do so under home rule laws. Some of these states authorize automated speed enforcement only in limited circumstances such as school or work zones. If additional states do not authorize automated speed enforcement, our opportunities to generate additional revenue from the sale of automated speed enforcement systems and related services will be limited.

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

We must successfully identify product and service opportunities, and develop and bring our products and technologies to market in a timely manner. We have in the past experienced delays in completing the development or the introduction of new products. Our failure to successfully develop and introduce new or enhanced products and technologies or to achieve market acceptance for such products and technologies may materially harm our business and financial performance.

OUR INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OTHERWISE NEGATIVELY AFFECT OUR OPERATIONS.

At June 30, 2005, we had approximately $10.8 million of outstanding convertible debt, $6 million of which is secured by the proceeds of most of our current contracts. We intend to satisfy our current and future debt service obligations from cash generated by our operations, our existing cash and investments and, in the case of principal payments at maturity, funds from external sources. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations come due. Funds from external sources may not be available on acceptable terms, or at all.

Our indebtedness could have significant additional negative consequences, including:

o increasing our vulnerability to general adverse economic and industry conditions;

o    limiting our ability to obtain additional financing;

o requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including sustaining our operations, capital expenditures and research and development;

o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

o placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

WE MAY NEED ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY RESTRICT OUR OPERATIONS AND DILUTE YOUR OWNERSHIP INTEREST

We may need to raise additional funds in the future to fund our operations, deliver our products, to expand or enhance our products and services, to repay the principal amount due on our outstanding convertible debt, to finance acquisitions or to respond to competitive pressures or perceived opportunities. We cannot make any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and financial results may suffer.

The covenants in our outstanding 5% Senior Convertible Notes limit our ability to raise additional debt. If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result and the terms of the financing may adversely affect the holdings or the rights of such stockholders. In addition, the terms and conditions of debt financing may result in restrictions on our operations or require that we grant a security interest in some or all of the assets for which such debt financing would be used. We could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

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

OUR SALES CYCLES VARY SIGNIFICANTLY WHICH MAKES IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST OUR RESULTS

Our sales cycles typically range from six to eighteen months or more. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenses accordingly. The period between our initial contact with potential clients and the installation of our products, the use of our services and our generation of revenue, if any, varies due to several factors, including:

o    the complex nature of our products and services;

o the failure of the jurisdiction to adopt legislation enabling the use of automated traffic safety enforcement systems, or political or legal challenges to existing legislation;

o the novelty of automated enforcement in many jurisdictions and a lack of familiarity with automated enforcement systems on the part of legislative, executive and judicial bodies and the public;

o    our clients' purchasing and budget cycles;

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

Any delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue would likely be recognized. If our sales cycles unexpectedly lengthen in general or for one or more large clients, it would delay our generation of the related revenue. If we were to experience a delay of several weeks or longer on a large client, it could harm our ability to meet our forecasts for a given quarter.

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

OUR INTELLECTUAL PROPERTY MIGHT NOT BE PROTECTIBLE, AND IF WE FAIL TO PROTECT AND PRESERVE OUR INTELLECTUAL PROPERTY, WE MAY LOSE AN IMPORTANT COMPETITIVE ADVANTAGE

We rely on a combination of copyright, trademark, patent, and trade-secret laws, employee and third-party nondisclosure agreements, and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. In addition, some of our competitors have been able to offer products with some similar features, that do not infringe our patents. The scope of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because some patent applications in the United States are not publicly disclosed until the patent is issued or 18 months after the filing date, applications may exist that would relate to our products and are not publicly accessible. Moreover, a patent search has not been performed in an attempt to identify patents applicable to our business and, even if such a search were conducted, all patents applicable to the business might not be located.

WE ARE AT RISK OF CLAIMS THAT OUR PRODUCTS OR SERVICES INFRINGE THE PROPRIETARY RIGHTS OF OTHERS

Given our ongoing efforts to develop and market new technologies and products, we may from time to time be served with claims from third parties asserting that our products or technologies infringe their intellectual property rights. If, as a result of any claims, we were precluded from using technologies or intellectual property rights, licenses to the disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, or at all, which could restrict our ability to sell our products and services. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense and divert the efforts of our technical and management personnel from productive tasks, whether or not litigation is resolved in our favor. An adverse ruling in any litigation might require us to pay substantial damages, to discontinue our use and sale of infringing products and to expend significant resources in order to develop non-infringing technology or obtain licenses for our infringing technology. A court might also invalidate our patents, trademarks or other proprietary rights. A successful claim against us, coupled with our failure to develop or license a substitute technology, could cause our business, financial condition and results of operations to be materially adversely affected. As the number of software products increase and the functionality of these products further overlaps, we believe that our risk of infringement claims will increase.

IF WE ARE UNABLE TO SAFEGUARD THE INTEGRITY, SECURITY AND PRIVACY OF OUR DATA OR OUR CLIENTS' DATA, OUR REVENUE MAY DECLINE, OUR BUSINESS COULD BE DISRUPTED AND WE MAY BE SUED

We need to preserve and protect our data and our clients' data against loss, corruption and misappropriation caused by system failures and unauthorized access. We could be subject to liability claims by individuals, whose data resides in our databases, for misuse of personal information, including unauthorized marketing purposes. These claims could result in costly litigation. Periodically, we have experienced minor systems errors and interruptions, including Internet disruptions, which we believe may occur periodically in the future. A party who is able to circumvent our security measures could misappropriate or destroy proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against systems failures, security breaches or to alleviate problems caused by any failures or breaches. Any failure that causes the loss or corruption of, or unauthorized access to, this data could reduce client satisfaction, expose us to liability and, if significant, could cause our revenue to decline and our expenses to increase.

WE MAY MAKE ACQUISITIONS, WHICH COULD DIVERT MANAGEMENT'S ATTENTION, CAUSE OWNERSHIP DILUTION TO OUR STOCKHOLDERS AND BE DIFFICULT TO INTEGRATE

We have expanded and may seek to continue to expand our operations through the acquisition of additional businesses that complement our core businesses and expertise and have the potential to increase our overall value. Our future growth may depend, in part, upon the continued success of our acquisitions. Acquisitions involve many risks, which could have a material adverse effect on our business, financial condition and results of operations, including:

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

o adverse effect on net income from impairment charges related to goodwill and other intangible assets, and other acquisition-related charges, costs and expenses effects on net income;

o competing with other companies, many of which have greater financial and other resources to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms; and

o disruption of our existing business, distraction of management, diversion of other resources and difficulty in maintaining our current business standards, controls and procedures.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN COSTLY AND TIME-CONSUMING LITIGATION

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

OUR BOARD OF DIRECTORS CAN, WITHOUT STOCKHOLDER APPROVAL, CAUSE PREFERRED STOCK TO BE ISSUED ON TERMS THAT COULD ADVERSELY AFFECT COMMON STOCKHOLDERS

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

OUR CHIEF EXECUTIVE OFFICER EXERCISES SIGNIFICANT CONTROL OVER OUR BUSINESS AND AFFAIRS, INCLUDING THE APPROVAL OF CHANGE IN CONTROL TRANSACTIONS

Our Chief Executive Officer beneficially owns approximately 54% of our common stock. He will be able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or business combination even if the transaction might be beneficial to our stockholders.

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

THE PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IS AVAILABLE FOR TRADING IN THE PUBLIC MARKETS

Availability of shares of our common stock could depress the price of our common stock. A substantial amount of common stock is available for trading in the public market. This amount of stock in the market may cause the price of our common stock to decline. In addition, if our stockholders sell substantial amounts of our common stock in the public markets, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. We also have issued options, warrants and convertible securities which can be exercised for, or converted to, shares of common stock, many of which would be freely tradable without restrictions or further registration under the Securities Act of 1933.

There were approximately 18,871,791 shares of our common stock outstanding as of August 10, 2005, of which approximately 9,152,895 shares were freely tradable without restrictions or further registration under the Securities Act of 1933.

As of August 10, 2005, we have issued and outstanding warrants and options to purchase up to approximately 3,341,612 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into approximately 1,924,399 shares of our common stock. The exercise of such warrants and options and conversion of convertible securities may dilute the interests of all stockholders. Possible future resale of common stock issuable from such warrants and options or conversion of such convertible securities could adversely affect the prevailing market price of our common stock.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
Our marketable securities, an insured municipal bond fund, valued at $61,000 at June 30, 2005, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. Our exposure to this market risk is moderately high in the short-term. During the six months ended June 30, 2005, we had an unrealized gain of $1,000 on securities held at June 30, 2005. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

We have a senior convertible note payable with interest fixed at 5% through its October 2007 maturity. Management assesses the exposure to market risk for this obligation as immaterial. In addition, we have a convertible note payable with a variable interest rate, currently the prime rate plus 4%. Our exposure to this interest rate risk is moderately high in the intermediate term.


ITEM 4:  CONTROLS AND PROCEDURES
The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2: OTHER INFORMATION


                                  NESTOR, INC.

                                   FORM 10-Q

                                 June 30, 2005


Item 1:   Legal Proceedings

          On November 6, 2003, we filed a complaint in the United States District Court for Rhode Island against Redflex Traffic Systems Inc., alleging that Redflex's automated red light enforcement systems infringe on our U.S. Patent No. 6,188,329, describing a system using digitized video and integrating traffic light violation related vehicle information with court date scheduling information. Court-ordered mediation in that lawsuit took place on October 1, 2004, but no agreement was reached through that mediation. Redflex asserted as a defense that our patent is invalid. On May 27, 2005, we stipulated to a dismissal with prejudice of all claims in that lawsuit.

          On November 25, 2003, we filed a complaint in the United States District Court for the District of Central California against Transol USA, Inc., alleging that Transol's automated red light enforcement systems infringe on that same patent. We were denied a preliminary injunction in the Transol litigation, in part because we had not shown a likelihood of success on our claim that Transol's products infringe on our patent. Transol filed a counterclaim asserting the invalidity of that patent.

          On June 22, 2004, the United States Patent and Trademark Office issued Patent Number 6,754,663 to us, describing a system using multiple cameras, including at least one video camera, to capture multiple images of a traffic light violation and a user interface that simultaneously displays those multiple images.

          We amended our lawsuit against Transol to include claims alleging that Transol's automated red light enforcement systems infringe our U.S. Patent Number 6,754,663. Transol filed a counterclaim asserting the invalidity of that patent as well.

          Transol moved for summary judgment against us on all of our claims of infringement against Transol. A decision granting Transol's motion for summary judgment on all of our claims of infringement was granted on April 29, 2005, finding that the Transol system did not infringe either of our patents at issue.

          On June 28, 2005, we entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Transol, settling the patent infringement litigation.

          Pursuant to the Settlement Agreement, we have agreed not to sue Transol or its subsidiaries, customers and vendors for infringement of either our U.S. Patents No. 6,188,329, "Integrated traffic light violation citation generation and court date scheduling system" (the "329 Patent") or No. 6,754,663 "Video-file based citation generation system for traffic light violations" (the "663 Patent") or related claims (together with the claims of the 329 Patent and the 663 Patent, the "Subject Claims") unless the Subject Claims are infringed by a system that displays video including multiple image sequences synchronized to provide simultaneous independent views of the same traffic violation. Transol may not assign its right to not be sued except that if Transol is acquired or substantially all of Transol's assets or assets related to the business of automated traffic enforcement are acquired, the acquirer succeeds to those rights with respect to Transol's products as of the acquisition or substantially similar products. We have since offered to acquire substantially all of Transol's assets and Transol has accepted that offer. See Item 5 - Other Information.

          Further, Transol has agreed not to initiate any challenge to any patent containing a Subject Claim or voluntarily cooperate with any such challenge, so long as it does not have a reasonable apprehension of a law suit based on the Subject Claims.

          Pursuant to the Settlement Agreement, Transol and we filed a stipulation of dismissal of the lawsuit that provided for the withdrawal and vacater of the court's April 26, 2005 Order granting Transol's motion for summary judgment, which Order was withdrawn and vacated by the court.

          In addition, we agreed with Transol to release all claims against one another arising on or before June 28, 2005, except that each retains the right to raise claims of invalidity and unenforceability of the other's patents in any action brought by the other.


Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

          Previously reported in our quarterly report on Form 10-Q - Item 5 for the quarter ended March 31, 2005 and filed with the SEC on May 16, 2005.

Item 3:   Defaults Upon Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders

          The Registrant's annual meeting of stockholders was held on June 23, 2005 and adjourned to, and concluded on, July 19, 2005. The matters voted upon at the July 19, 2005 meeting and the number of shares cast for or against are as follows:

          1. The stockholders elected the following directors to serve for a term of one year: George L. Ball, Albert H. Cox, Jr., William B. Danzell, Terry E. Fields and David N. Jordan, by the following votes:

                                                   For              Withheld
                                                   ---              --------
               George L. Ball                  17,227,795             1,230
               Albert H. Cox, Jr.              17,227,795             1,230
               William B. Danzell              15,652,335         1,576,690
               Terry E. Fields                 17,227,795             1,230
               David N. Jordan                 17,227,795             1,230

          2. Ratify the appointment of Carlin, Charron & Rosen, LLP as independent auditors of the Company for 2005.

          For: 17,203,683  Against: 21,120  Abstain: 4,222  Broker Non-vote: 0


Item 5:   Other Information:

          A.   Transol Acquisition

          On August 12, 2005 our offer to purchase substantially all of the assets of Transol Corporation Limited (Receivers and Managers Appointed) (Administrators Appointed) and its Australian and US subsidiaries was accepted by Anthony M. Sims in his capacity as Joint Receiver and Manager for Transol and as Agent for Alleasing Financing Australia Limited (formerly RentWorks Limited). Transol is one of our competitors in the automated traffic enforcement business.

          The assets to be purchased include:

          o Contracts to provide automated red light enforcement services in eight US cities at an aggregate of 53 approaches, of which approximately 34 are fully installed and operating

          o Equipment located at the contracted approaches used for providing automated red light enforcement services

          o Transol's intellectual property, including one U.S. one Australian and one international patent application, the Transol website, computer source code for Transol's products and services and all other "technical know how."

          o Inventory, work in process, accounts receivable and unbilled contract revenue

          o    The goodwill of the Transol business

          The purchase price for the acquired assets is $2 million, subject to reduction for any liens on the assets and subject to reduction if any of the assigned contracts are terminated by the cities because of their assignment to us or that are terminated by January 16, 2005 pursuant to termination rights that cities may have under the contracts. The price reduction for any contracts so terminated would be $50,000 per installed approach and $20,000 per uninstalled approach. In addition, we would receive a price reduction of $20,000 per uninstalled approach if we did not receive municipal authorization to go forward with an approach by December 31, 2005.

          We have paid Transol a deposit of $200,000 towards the purchase price and will pay the balance at closing. At closing, approximately $1.8 million of the total purchase price will be deposited in an escrow account and the balance will be paid to Transol. On January 31, 2006 we will receive any price reduction amounts from the escrow account and the sellers will be paid the balance. We have agreed to close by August 31, 2005. We have also agreed to use Transol for yet to be determined transition services in connection with our assumption and integration of the assets to be acquired. We will reimburse Transol for the costs of those transition services.

          B. Financing Commitments

          We have received two separate financing commitments.

          On August 9, 2005, Edward F. Heil committed to lend us $1,250,000, which commitment expires on September 9, 2005. The loan would be secured by liens on ten mobile speed enforcement systems. The maturity date of the loan would be its first anniversary. No principal would be payable until maturity. The loan would bear interest at the rate of 1% per month, payable monthly in arrears. On the last business day of each calendar month during the term of the loan, we would have the option to prepay the loan in whole or part without penalty. We would pay an origination fee of $25,000 upon the closing of the loan.

          On August 12, 2005, Foundation Partners I, LLC committed to lend us $1,250,000, which commitment expires on September 12, 2005. The loan would be secured by liens on ten mobile speed enforcement systems. The maturity date of the loan would be its first anniversary. No principal would be payable until maturity. The loan would bear interest at the rate of 10% per year, payable monthly in arrears. On the last business day of each calendar month during the term of the loan, we would have the option to prepay the loan in whole or part without penalty. We would pay an origination fee of $25,000 upon the closing of the loan. William B. Danzell, our Chief Executive Officer, President and director, is the President of Danzell Investment Management, Ltd., the Managing Member of Foundation Partners.

Item 6:   Exhibits

          Exhibit Number        Description
          --------------        -----------

              10.1 Settlement Agreement and Mutual Release by and between Transol Corporation Ltd., Transol USA, Inc. and Nestor, Inc. dated June 28, 2005

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

                                     NESTOR, INC.
                                     (REGISTRANT)

                                     By:       /s/ William B. Danzell
                                         --------------------------------------
                                          William B. Danzell
                                          President and Chief Executive Officer





DATE: August 15, 2005                By:      /s/ Harold A. Joannidi
                                         ---------------------------------------
                                          Harold A. Joannidi
                                          Treasurer and Chief Financial Officer