Form 10-Q
period 2005-11-14
NESTOR INC
filed 2005-11-14
CIK 720851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 30, 2005

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from __________ to __________

                         Commission file Number 0-12965


                                  NESTOR, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 13-3163744
--------------------------------------------       -----------------------------
           (State of incorporation)                      (I.R.S. Employer
                                                        Identification No.)

42 Oriental Street, Providence, RI                                02908
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                  401-274-5658
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes         X               No
                        -----------                -----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)



                  Yes                         No        X
                        -----------                -----------


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes                         No        X
                        -----------                -----------



           Common stock, par value $0.01 per share: 18,901,886 shares outstanding as of November 14, 2005

                                  NESTOR, INC.

                                    FORM 10-Q
                               September 30, 2005

                                      INDEX
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

 Item 1  Financial Statements:

         Condensed Consolidated Balance Sheets
         -------------------------------------
         September 30, 2005 and December 31, 2004                           3

         Condensed Consolidated Statements of Operations
         -----------------------------------------------
         Quarters and nine months ended September 30, 2005 and 2004         4

         Condensed Consolidated Statements of Cash Flows
         -----------------------------------------------
         Nine months ended September 30, 2005 and 2004                      5

         Notes to Condensed Consolidated Financial Statements               6
         ----------------------------------------------------

 Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                14

 Item 3   Quantitative and Qualitative Disclosure of Market Risk           31

 Item 4   Controls and Procedures                                          31


PART II  OTHER INFORMATION                                                 32

 Item 1   Legal Proceedings

 Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3   Defaults Upon Senior Securities

 Item 4   Submission of Matters to a Vote of Security Holders

 Item 5   Other Information

                                                 NESTOR, INC.
                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------
                             IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION

                                                                         SEPTEMBER  30, 2005     DECEMBER 31, 2004
                                                                         -------------------     -----------------
                                                                              UNAUDITED
                                                                              ---------
                      ASSETS
                      ------
CURRENT ASSETS:
    Cash and cash equivalents                                              $       3,873           $       5,850
    Marketable securities                                                             65                     572
    Accounts receivable, net of allowance for doubtful accounts                    1,328                     763
    Unbilled contract revenue                                                        273                     111
    Inventory, net of reserve                                                      2,041                   1,032
    Other current assets                                                             832                     308
                                                                           -------------           -------------
      Total current assets                                                         8,412                   8,636
NONCURRENT ASSETS:
    Capitalized system costs, net of accumulated depreciation                      4,510                   3,749
    Property and equipment, net of accumulated depreciation                          693                     357
    Goodwill                                                                       5,581                   5,581
    Patent development costs, net of accumulated amortization                        147                     162
    Other long term assets                                                         1,743                     362
                                                                           -------------           -------------
TOTAL ASSETS                                                               $      21,086           $      18,847
                                                                           =============           =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
    Current portion of convertible notes payable                           $       2,182           $         ---
    Notes Payable                                                                  1,250                     ---
    Accounts payable                                                               1,063                     620
    Accrued employee compensation                                                    493                     461
    Accrued liabilities                                                            1,701                     644
    Deferred revenue                                                                  92                      92
    Leases payable                                                                     7                      23
    Asset retirement obligation                                                      116                      11
                                                                           -------------           -------------
      Total current liabilities                                                    6,904                   1,851

NONCURRENT LIABILITIES:
    Long term convertible notes payable                                            8,436                   6,000
    Long term asset retirement obligation                                            104                     147
    Long term deferred revenue                                                        22                      53
    Long term leases payable                                                         ---                      17
                                                                           -------------           -------------
      Total liabilities                                                           15,466                   8,068
                                                                           -------------           -------------

    Commitments and contingencies                                                    ---                     ---

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, authorized 10,000,000 shares;
      issued and outstanding:  Series B - 180,000 shares at
      September 30, 2005 and December 31, 2004                                       180                     180
    Common stock, $0.01 par value, authorized 30,000,000 shares;
      issued and outstanding: 18,900,786 shares at September 30, 2005
      and 18,673,498 shares at December 31, 2004                                     189                     187
    Warrants                                                                          21                      66
    Additional paid-in capital                                                    64,341                  62,430
    Accumulated deficit                                                          (59,111)                (52,084)
                                                                           -------------           -------------
      Total stockholders' equity                                                   5,620                  10,779
                                                                           -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      21,086           $      18,847
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

                                                    NESTOR, INC.
                                  Condensed Consolidated Statements of Operations
                                  -----------------------------------------------
                                IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION
                                                     Unaudited


                                                  Quarter Ended September 30,     Nine Months Ended September 30,
                                                -------------------------------   -------------------------------
                                                      2005             2004            2005              2004
                                                      ----             ----            ----              ----
Revenues:

      Lease and service fees                    $       1,596     $       1,587    $       4,407     $       3,970
      Product sales                                       318               240            1,758               480
      Product royalties                                   ---                 6               15                34
                                                -------------     -------------    -------------     -------------
           Total revenue                                1,914             1,833            6,180             4,484
                                                -------------     -------------    -------------     -------------

Cost of sales:
      Lease and service fees                              998               882            2,832             2,292
      Product sales                                       292               155            1,386               333
      Product royalties                                   ---               ---              ---               ---
                                                -------------     -------------    -------------     -------------
           Total cost of sales                          1,290             1,037            4,218             2,625
                                                -------------     -------------    -------------     -------------


Gross profit:
      Lease and service fees                              598               705            1,575             1,678
      Product sales                                        26                85              372               147
      Product royalties                                   ---                 6               15                34
                                                -------------     -------------    -------------     -------------
           Total gross profit                             624               796            1,962             1,859
                                                -------------     -------------    -------------     -------------


Operating expenses:
      Engineering and operations                        1,305               698            3,212             1,962
      Research and development                            382               208            1,037               627
      Selling and marketing                               672               191            1,602               497
      General and administrative                          792               607            2,775             1,600
                                                -------------     -------------    -------------     -------------
           Total operating expenses                     3,151             1,704            8,626             4,686
                                                -------------     -------------    -------------     -------------

Loss from operations                                   (2,527)             (908)          (6,664)           (2,827)

Gain on debt extinguishment, net                          ---               ---              ---               508

Other (expense) income, net                              (265)               39             (363)             (195)
                                                --------------    -------------    --------------    --------------

Net loss                                        $      (2,792)    $        (869)   $      (7,027)    $      (2,514)
                                                ==============    ==============   ==============    ==============

Loss per share:

Loss per share, basic and diluted               $       (0.15)    $       (0.05)   $       (0.37)    $       (0.14)
                                                ==============    ==============   ==============    ==============

Shares used in computing loss per share:
      Basic and diluted                            18,879,464        18,208,242       18,815,952        18,091,556
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


                                        NESTOR, INC.
                       Condensed Consolidated Statements of Cash Flows
                       -----------------------------------------------
                                        In Thousands
                                          Unaudited

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                  2005               2004
                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (7,027)          $  (2,514)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                              1,807               1,332
       Loss on disposal of fixed assets                             ---                   5
       Gain on extinguishment of debt                               ---                (508)
       Realized loss on marketable equity securities                ---                  96
       Unrealized (gain) loss on marketable securities               (5)                  5
       Dividend income reinvested                                   (10)                (30)
       Expenses charged to operations relating to
         options, warrants and financing transactions               428                  62
       Provision for doubtful accounts                               86                  12
       Provision for inventory reserve                              421                  36
       Increase (decrease) in cash arising from
         changes in assets and liabilities:

           Accounts receivable                                     (650)               (290)
           Unbilled contract revenue                               (162)                (51)
           Inventory                                             (1,430)               (436)
           Other assets                                          (1,894)                (97)
           Accounts payable and accrued expenses                  1,532                 430
           Deferred revenue                                         (31)                136
           Restructuring reserve                                    ---                (147)
                                                              ---------           ----------

         Net cash used in operating activities                   (6,935)             (1,959)
                                                              ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in marketable securities                              ---              (1,500)
   Liquidation of marketable equity securities                      522                 357
   Investment in capitalized systems                             (2,211)             (1,519)
   Purchase of property and equipment                              (581)               (184)
   Investment in patent development costs                            (3)                 (6)
                                                              ---------           ----------

         Net cash used in investing activities                   (2,273)             (2,852)
                                                              ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of obligations under capital leases                    (33)             (2,262)
   Repayment of note payable                                       (181)               (195)
   Proceeds from notes payable                                    7,250                  98
   Proceeds from issuance of common stock, net                      195               3,463
                                                              ---------           ---------

         Net cash provided by financing activities                7,231               1,104
                                                              ---------           ---------

Net change in cash and cash equivalents                          (1,977)             (3,707)
Cash and cash equivalents - beginning of period                   5,850               5,410
                                                              ---------           ---------

Cash and cash equivalents - end of period                     $   3,873           $   1,703
                                                              =========           =========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Interest paid                                              $     381           $      80
                                                              =========           =========

   Income taxes paid                                          $     ---           $     ---
                                                              =========           =========

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

                                  NESTOR, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                    Unaudited

Note 1 -  Nature of Operations:

          A.   Organization

               Nestor, Inc. was organized on March 21, 1983 in Delaware to acquire and develop certain patent rights and know-how, which we acquired from our predecessor, Nestor Associates, a limited partnership. Our wholly-owned operating subsidiary, Nestor Traffic Systems, Inc. ("NTS") was formed on January 1, 1997. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing. The condensed consolidated financials statements include the accounts of Nestor, Inc. and our wholly-owned subsidiary. All intercompany transactions and balances have been eliminated. Our principal office is located in Providence, RI.

               We are a provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. We provide a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LIDAR, speed enforcement system. Our principal product, CrossingGuard, incorporates our patented image processing technology into a solution that predicts and records the occurrence of a red light violation. Our new speed enforcement product, PoliScan Speed, or PoliScan, utilizes technology developed by Vitronic Machine Vision Ltd., or Vitronic, for which we have exclusive rights to market in North America. By coupling CrossingGuard or PoliScan equipment with our Citation Composer citation preparation and processing software, we provide fully integrated speed enforcement solutions to municipalities.

          B.   Liquidity and management's plans

               We have incurred significant losses to date and at September 30, 2005, we have an accumulated deficit of $59,111,000. Management believes that the significant financing obtained in 2004 and 2005, liquidity at September 30, 2005 and current contracts with municipalities will enable us to continue the development and upgrading of our products and sustain operations through the end of 2005. There can be no assurance, however, that our operations will be sustained or be profitable in the future, that our product development and marketing efforts will be successful, or that if we have to raise additional funds to expand and sustain our operations, such funds will be available on terms acceptable to us, if at all.

Note 2 -  Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

          Certain operating expenses reported for the quarter and year to date ended September 30, 2004 have been reclassified to conform to the 2005 presentation. The reclassifications had no net effect on results of operations.

          Marketable securities - our marketable securities consist of an investment in a closed-end insured municipal bond fund. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

          Inventory - inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis, and consists mostly of component equipment considered to be finished goods and which is to be installed as roadside capitalized systems or speed enforcement units.

          Intangible assets - costs of acquiring customer contracts are being amortized on a straight line basis over the life of the respective contracts, unless events or circumstances warrant a reduction to the remaining period of amortization.

          Deferred revenue - some customer contracts allow us to bill and/or collect payments prior to our performance under the contract terms, which results in deferred revenue.

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

Note 3 -  Master Lease Agreement:

          The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004, whereby lease financing for roadside equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. ("GE"). Under this sales-type lease agreement, NTS recorded revenue of $240,000 in April 2004, $240,000 in September 2004, $400,000 in December 2004, $560,000 in March 2005, $880,000 in
          June 2005 and $160,000 in September 2005 from GE on behalf of DelDOT pursuant to DelDOT's Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE. As such, this lease was accounted for by us as a sales-type lease. At September 30, 2005, there were no future minimum lease payments to be received by us and there was no unguaranteed residual value or unearned income recorded by us as a result of these transactions.

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


                                                   Quarter Ended September 30,    Nine Month Ended September 30,
                                                   ---------------------------    ------------------------------
                                                        2005         2004               2005           2004
                                                        ----         ----               ----           ----

          Net loss, as reported                      $ (2,792)      $  (869)        $  (7,027)      $ (2,514)
          Add:  Total stock-based employee
           compensation expense determined
           under fair value based method for all
           awards, net of related tax effects            (996)          (97)           (3,655)          (491)
                                                     --------       -------           -------       --------

          Pro forma net loss                         $ (3,788)      $  (966)        $ (10,682)      $ (3,005)
                                                     ========       =======         =========       ========
          Pro forma net loss per share:
          Basic and diluted                          $  (0.20)      $ (0.05)        $   (0.57)      $  (0.17)
                                                     =========      =======         =========       ========

          The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in 2005: dividend yield of 0%; expected volatility of 109.7%; a risk-free interest rate of 3.37%; and an expected option holding period of eight years.

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

Note 5 -  Notes Payable:

          A.   Secured Promissory Note

               On August 30, 2005 we gave a secured promissory note to Foundation Partners I, LLC in the principal amount of $1,250,000 with a maturity date of August 29, 2005. The note bears interest at the rate of 10% per year. Interest is payable monthly and the principal is payable in full on the maturity date. The due date of the principal and all accrued interest can be accelerated if we default on the note. The note can be prepaid in full or in part on the last calendar day of any month during the term. The note is secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems. If Foundation Partners forecloses on the units, we will provide citation processing services for Foundation Partners with respect to violation data generated by the units at commercially reasonable prices and Foundation Partners will have all rights and licenses necessary to so operate the units for their intended uses. If we are unable to provide Foundation Partners with citation processing services, then Foundation Partners may obtain such services from any person or entity, including our competitors, and Foundation Partners will have all rights and licenses necessary to so operate the units for their intended uses. The managing member of Foundation Partners is Danzell Investment Management, Ltd. William B. Danzell is the President and sole stockholder of Danzell Investment Management, Ltd. and the Chief Executive Officer, President, and a director of Nestor. In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25,000, of which $12,500 was paid to Foundation Partners and $12,500 was paid to Danzell Investment Management, Ltd. We are amortizing the origination fee over the 12 month term of the note.

          B.   Private Placements of Convertible Notes:

               a.   Senior Convertible Notes:
                    In November 2004, we completed the sale of $6,000,000 aggregate principal amount of our 5% Senior Convertible Notes due October 31, 2007 (the "Senior Convertible Notes") in a private placement of which $5,200,000 was outstanding at September 30, 2005. We received $5,555,000 of note proceeds after $445,000 of placement fees and related expenses. The Senior Convertible Notes are convertible into Nestor common stock at the option of the investors at $5.82 per share and accrue interest at 5% per year. We must make quarterly interest-only payments until the Senior Convertible Notes are either paid in full or are converted into common stock. At the option of the holders, all amounts due may be accelerated upon certain events of default, including failures to pay principal or interest when due, breach of covenants that remain uncured after notice, bankruptcy or certain similar events and defaults under other material credit arrangements.

                    We may, at our option, redeem the Senior Convertible Notes in whole or in part, at a redemption price of 102.5% before November 1, 2006 and 101% thereafter, plus unpaid interest, upon 30 to 60 days prior written notice. We are obligated to offer to repurchase the Senior Convertible Notes at the then current redemption price in the event of a change in control of us or upon the occurrence of certain financing events.

                    In connection with the Senior Convertible Notes, we issued a warrant to a placement agent for the purchase of 60,000 shares of common stock at $5.21 per share exercisable through November 5, 2009. The Black-Scholes value of the warrant issued in connection with this financing totaled approximately $286,000 and is recorded as additional paid-in capital and in other long term assets. We are amortizing approximately $5,000 of the warrant value as interest expense on a monthly basis.

                    The Securities and Exchange Commission declared the Registration Statement on Form S-2 (SEC File No. 333-121015) effective on January 28, 2005 for the resale of the shares into which the Senior Convertible Notes can be converted. Pursuant to the terms of the warrant, we have agreed to include the resale of the shares of our common stock underlying the warrant in future registration statements upon the request of such holder.

                    During February 2005, two noteholders converted an aggregate $600,000 note face value into 103,092 shares of Nestor common stock at $5.82 per share. During May 2005, one noteholder converted an aggregate $200,000 note face value into 34,364 shares of Nestor common stock at $5.82 per share. Any unamortized deferred financing costs associated with the converted notes were expensed upon conversion.

               b.   Fixed Price Convertible Note:
                    On May 16, 2005, we entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, we issued to Laurus a convertible Note ("the Note") in the principal amount of $6,000,000 (of which $5,818,182 was outstanding at September 30, 2005). The Note is convertible into our common stock at the option of Laurus at a fixed conversion price of $5.82 per share. The Note bears interest at the coupon rate of the prime rate plus 4.00% (or 10.75% as of September 30, 2005) and is subject to a floor interest rate of 6.00%. The Agreement provides for a reduction in the interest rate to the prime rate plus 2.00% in months during which the price of our common stock exceeds the fixed conversion price of $5.82 for five consecutive trading days, and additional reductions of 2.00% for every 25% increase in the price of our common stock above the fixed conversion price of $5.82 (an increase of $1.46), subject to a minimum coupon rate of 0.00%. The Note matures on May 16, 2008. The initial monthly principal payment of $181,818 was due on September 1, 2005 and was payable in cash or common stock at the fixed conversion rate; however, if payment is made in cash, it is required to be at 103% of the amount due. The Note restricts our ability to make repayment in our common stock at the fixed conversion price, if the then current market price is below 120% of the fixed conversion price (or $6.98). The net proceeds from the Note can only be used for the design, engineering, construction, installation and maintenance of certain of our traffic enforcement systems.

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

                    We filed a registration statement for the shares of common stock into which the Note may be converted and for the shares underlying the warrant issued as part of the Agreement (see below). The Agreement requires that the registration statement be declared effective by September 16, 2005. We are obligated to pay Laurus damages because the registration statement was not declared effective by its due date. Under the Agreement, Laurus is entitled to liquidated damages in an amount equal to 1% of the outstanding principal amount for each 30 consecutive days after September 16, 2005 during which the Registration Statement is not effective, prorated daily. We cannot determine what the aggregate liquidated damages to which Laurus will be entitled when the Registration Statement is declared effective; however, it will be determined under the
                    Agreement.   We  have  not  accrued  any  reserve  for  this
                    liability.

                    The Note is collateralized by a security interest in the proceeds of our existing CrossingGuard contracts except for our Delaware contract, and in the proceeds of any
                    CrossingGuard contract that we enter into with certain cities which have selected us to supply automated traffic enforcement systems but have not finalized their respective contracts with us.

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

                    The Black-Scholes value of the warrants issued in connection with this financing totaled approximately $419,000 and is recorded as additional paid-in capital and a corresponding discount (reduction) to the note payable. We are amortizing approximately $12,000 of the discount as interest expense on a monthly basis.

                    After taking into consideration the value of the warrants, we ascribed $38,000 as a beneficial conversion value and recorded the amount as additional paid-in capital and a corresponding discount to the note payable. We are amortizing approximately $1,000 of this beneficial conversion feature to interest expense on a monthly basis.

Note 6 -  Transol Asset Purchase:

          On August 31, 2005, we entered into a purchase and sale agreement with Transol Holdings Pty Limited, Transol PTY Limited, Transol Corporation Limited and Alleasing Finance Australia Limited pursuant to which we purchased certain assets of Transol and its Australian and US subsidiaries related to Transol's red light enforcement business, including assets leased by Transol USA Inc., Transol Holding's indirect U.S. subsidiary, from Alleasing. Alleasing held a security interest in all of the assets of Transol USA and sold us the acquired assets in a foreclosure sale. Transol was one of our competitors in the automated traffic enforcement business.

          The assets purchased include:

          o Contracts to provide automated red light enforcement services in eight US cities at an aggregate of 53 approaches, of which approximately 33 are fully installed and operating

          o Equipment located at the contracted approaches used for providing automated red light enforcement services

          o Transol's intellectual property, including one U.S., one Australian and one international patent application (each related to the technology underlying their red light enforcement services, the Transol website, computer source code for Transol's products and services and all other "technical know how," except that relating to Transol's automated driver's licensing testing business).

          o Inventory, work in process, accounts receivable and unbilled contract revenue related to Transol's red light enforcement services.

          o The goodwill of the Transol business, except that relating to the automated driver's licensing testing business

          Under the agreement, the sellers were obligated to terminate the "Transol Group" trade name registration.

          The purchase price we paid for the acquired assets is $2 million, subject to reduction for any liens on the assets we acquired and subject to reduction if any of the assigned contracts that are terminated before January 16, 2006 by the cities because of their assignment to us or that are terminated by January 16, 2006 pursuant to termination for convenience rights that cities may have under the contracts. The price reduction for any contracts so terminated will be $50,000 per installed approach and up to $20,000 per uninstalled approach. In addition, we will receive a price reduction of up to $20,000 for each unapproved approach for which we do not receive municipal authorization by January 15, 2006 to go forward and for which we did not receive a price reduction because of a contract termination.

          Of the purchase price, we paid $217,000 to Transol PTY at closing. The balance of the purchase price, $1,783,000, was deposited in an escrow account at U.S. Bank National Association. Of that $1,783,000, $200,000 had been previously paid as a deposit and $1,583,000 was deposited at closing. On January 16, 2006, the purchase price due after adjustment, together with any interest accrued, shall be paid to Transol PTY and the balance, if any, will be returned to us. Some funds will be released earlier from the escrow account upon release of identified liens, upon our receiving affirmative statement from each contracting city that that city will not terminate the contract because of its assignment to us and will waive its rights to terminate for convenience before January 16, 2006, and upon our receiving municipal authorization before January 16, 2006 to go forward with unapproved approaches. Funds released early will be in the amount of any release of an identified lien and, if we receive consent to the assignment of a contract to us, waiver of the city's rights to terminate for convenience before January 16, 2006, if any, and any required municipal authorization for unapproved approaches, in the amount of 50% of the price reduction to which we would have been entitled if we had not received those consents, waivers and authorizations. On October 25, 2005, we released $250,000 from the escrow account to Transol PTY based on consent assignments and waivers of termination rights we had already received.

          We have an obligation to use commercially reasonable efforts to obtain consents to the assignment of the contracts, the waiver of city's rights to terminate for convenience before January 16, 2006 and municipal authorizations for unapproved intersections.

          We also entered into a Transition Services Agreement with Transol USA pursuant to which we will be able to use their Tempe, AZ warehouse until October 31, 2005 and their Phoenix, AZ office until December 31,

          2005, as well as the services of some of their employees and consultants until December 31, 2005. We will pay Transol USA's direct costs for the services that we receive under the Transition Services Agreement. We intend to convert the existing installations to our systems and technology. We do not intend to use the Transol name following the transition period.

          The combined purchase price of the acquisition was allocated on a fair value basis as follows:

          Gross purchase price:                                      $ 2,000,000
                                                                     -----------

          Adjustment for a contract not expected to be assigned:

               Uninstalled approaches                                          4

               Price adjustment per approach                         $    20,000
                                                                     -----------

               Total purchase price adjustment                          (80,000)
                                                                     -----------

          Adjusted purchase price                                    $ 1,920,000
                                                                     ===========

          Purchase Price Allocation:

          Accounts receivable                                        $     7,000

          Unbilled contract revenue                                       75,000

          Inventory                                                      204,000

          Capitalized system costs (1)                                    92,000

          Property and equipment (1)                                      73,000

          Contracts (intangible other assets) (1)                      1,469,000
                                                                     -----------

                                                                     $ 1,920,000
                                                                     ===========

          (1) These assets received a fair value allocation reduction totaling $598,000, due to fair value in excess of the $1,920,000 adjusted purchase price.

          The value of contracts, net of amortization, at September 30, 2005 was $1,435,000 and was recorded in other current assets ($403,000) and other long term assets ($1,032,000).


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

Note 8 -  Subsequent Event:

          Secured Promissory Note

          On October 26, 2005, we gave a secured promissory note to Edward F. Heil in the principal amount of $1,250,000 with a maturity date of October 25, 2006. The note bears interest at the rate of one percent (1.00%) per month until the note is paid in full. The due date of the principal and all accrued interest can be accelerated if we default on the note. The note can be prepaid in full or in part on the last calendar day of any month during the term. The note is secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems. If Mr. Heil forecloses on the units, we will provide citation processing services for Mr. Heil with respect to violation data generated by the units at commercially reasonable prices and Mr. Heil will have all rights and licenses necessary to so operate the units for their intended uses. If we are unable to provide Mr. Heil with citation processing services, then Mr. Heil may obtain such services from any person or entity, including our competitors. In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25,000, and we agreed to pay Mr. Heil's legal fees, related to the loan. We will amortize the origination fee and any legal fees over the 12 month note term.

ITEM 2: Management's Discussion and Analysis of Results of Operations and Financial Condition



FORWARD LOOKING STATEMENTS

The following discussion includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in Section "Risk Factors That May Affect Our Results." The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

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


EXECUTIVE SUMMARY

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. We are the only provider of a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LIDAR, speed enforcement system. Our principal product, CrossingGuard, incorporates our patented image processing technology into a solution that predicts and records the occurrence of a red light violation. Our new speed enforcement product, PoliScan Speed, or PoliScan, utilizes technology developed by Vitronic Machine Vision Ltd., or Vitronic, for which we have exclusive rights to market in North America. By coupling CrossingGuard or PoliScan equipment with our Citation
Composer citation preparation and processing software, we provide fully integrated speed enforcement solutions to municipalities. We primarily operate through Nestor Traffic Systems, Inc., a wholly owned subsidiary.


The following is a summary of key performance measurements monitored by management:

                                              Quarter Ended September 30,             Nine Months Ended September 30,
                                            -------------------------------       ---------------------------------------
                                                  2005               2004                 2005            2004
                                                  ----               ----                 ----            ----
Financial:
    Revenue:
        Lease and service fees              $     1,596       $     1,587           $     4,407      $     3,970
        Product sales                               318               240                 1,758              480
           Total revenue                          1,914             1,833                 6,180            4,484
    Gross profit                                    624               796                 1,962            1,859
    Gross margin                                     33%               43%                   32%              42%
    Operating expenses                            3,151             1,704                 8,626            4,686
    Loss from operations                         (2,527)             (908)               (6,664)          (2,827)
    Net loss                                     (2,792)             (869)               (7,027)          (2,514)


    Additional investment in
       capitalized systems (CrossingGuard
        and speed units)                          1,308               841                 2,211            1,519


    Cash and marketable securities                3,938             2,775
    Working capital                               1,508             1,893


Number of Units or Approaches (1):

Red Light Approaches:
     Installed and operational (2)                  164               102
     Additional authorized under
        existing contracts (3)                      123               127

Speed Units:
     Installed and operational                      ---               ---
     Additional authorized under
        existing contracts (3)                       10               ---
                                            -----------       -----------


                                    Total           297               229
                                            ===========       ===========


(1)  At the end of period.

(2)  The September 30, 2005 balances  exclude fourteen  installed  approaches  located in two cities in Virginia,  where photo red light enforcement has been prohibited due to an expired state statute since June 30, 2005. Although these approaches  are installed,  we expect to derive no material  revenue from them unless there is a change in Virginia law. We can give no assurance that this will occur.

(3)  There can be no assurance that all approaches  authorized  under existing  contracts will  ultimately be installed;
     excluded from the balance are twenty  approaches  which we believe are highly unlikely to be installed  despite the authorizing contract.

The management team focus is to expand our market share in the emerging traffic enforcement market. We plan to expand that market share by:

o Continuing to aggressively market CrossingGuard video-based red light enforcement systems and services to states and municipalities for red light enforcement

o Advancing the marketing program for and deployment of speed enforcement systems and services to states and municipalities for speed enforcement

o    Developing  new  market   applications   for  our  current  and  developing
     technology and systems

o Participating in efforts to increase the public's acceptance of, and state's authorization of, automated traffic enforcement systems

o    Participating in industry standards setting bodies

o Enhancing and seeking patents for our traffic enforcement technology to maintain or improve our competitive position and strategic advantages in the industry


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Unbilled contract revenue

For some  contracts  where we receive a per  citation  fee and  record  unbilled contract revenue, management estimates the percentage of citations that are expected to be collected and recognizes revenue based thereon. For these contracts, we have completed all of our requisite activity and there is nothing more we must do to be entitled to the benefits represented by our revenues. The municipality, for whom the service is provided, typically performs the collection function and is required to diligently prosecute the violator and defend any challenges to the citation. To the extent these collection estimates are not accurate, our financial position and operating results may be significantly and negatively affected.

Revenue Recognition


The   majority  of  our  revenue  is  derived   from  three  types  of  customer
arrangements:

     a) we provide hardware and equipment, and software that tracks and captures traffic violations ("roadside systems"). Although violation tracking and capture software is crucial to the operation of the roadside systems, it is never sold separately and is considered incidental to the system as a whole. In these arrangements, we typically sell or lease the system as a stand alone roadside system and account for it either as a direct sale, in one instance as a sales type lease, as it met the criteria of a sales type lease in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 13 - Accounting for Leases, or as an operating lease accounted for on a monthly basis. For each arrangement, usually upon delivery, revenue is recognized as there exists evidence that an arrangement exists, the system is delivered, the price is fixed or determinable, and collectibility is reasonably assured;

     b) we provide services, which typically include citation processing, back office and hosting services. Software is more than incidental to the services as a whole, but 1) are used by us to internally process the violations and 2) customers do not have the right to and do not take possession of our citation processing and back office software. For these services, we typically recognize revenue on a fixed monthly fee or a per citation fee basis. Revenue usually commences for these service arrangements, upon the first month after inception of operations, as there exists evidence that an arrangement exists, services have been rendered or delivered (citations and other services are delivered), the price is fixed or determinable, and collectibility is reasonably assured; and


     c) for one current customer who wants to process their own citations, we lease them our citation processing and back office software and provide monthly customer support on the software. For this arrangement, we recognize revenue in accordance with Statement of Position 97 -2 Software Revenue Recognition. Since all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued.


For some  contracts  where we receive a per  citation  fee and  record  unbilled contract revenue, management estimates the percentage of citations that are expected to be collected and recognizes revenue based thereon. For these contracts, we have completed all of our requisite activity and there is nothing more we must do to be entitled to the benefits represented by our revenues. The municipality, for whom the service is provided, typically performs the collection function and is required to diligently prosecute the violator and defend any challenges to the citation. To the extent these collection estimates are not accurate, our financial position and operating results may be significantly and negatively affected.

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable.


Long Term Asset Impairment

In assessing the recoverability of our long term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value. If these estimates change in the future, we may be required to record impairment charges that were not previously recorded.


LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $3,938,000 at September 30, 2005 compared with $6,422,000 at December 31, 2004. At September 30, 2005, we had working capital of $1,508,000 compared with $6,785,000 at December 31, 2004.

Our net worth at September 30, 2005 was $5,620,000 compared with $10,779,000 at December 31, 2004. The decrease in net worth is primarily the result of our net loss for the nine months of $7,027,000, partially offset by conversions to common stock by certain holders of our senior convertible notes in the amount of $800,000 and increases in additional paid in capital resulting from $705,000 in ascribed value of warrants issued relating to the issuance of convertible notes and due to the issuance of common stock from the exercise of stock options in the amount of approximately $192,000. We continue to seek additional sources of equity and debt financing to fund operations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

On May 16, 2005, we sold a convertible note in the principal amount of $6,000,000 to an accredited institutional investor. On August 30, 2005 and October 26, 2005, we issued secured promissory notes, each in the principal amount of $1,250,000, to two different accredited investors for the purpose of financing the purchase of mobile speed units. Prior to May 2005, we have raised capital by and through a series of privately placed debt. (See Notes 5 and 8 to Condensed Consolidated Financial Statements.)

As of November 14, 2005, we have no off balance sheet debt.

Future Commitments

For the nine months ended September 30, 2005, we invested $2,211,000 in capitalized systems for CrossingGuard and speed units and $1,235,000 in roadside system costs expensed under a sales-type lease compared to $1,519,000 invested in capitalized systems and $333,000 in roadside system costs expensed in the comparable period last year. Management expects that we will make significant future commitments for systems related to our CrossingGuard contracts (currently for an additional 123 approaches) and our speed enforcement unit contracts (currently for an additional 10 units).


ANALYSIS OF RESULTS OF OPERATIONS

Revenue

During the quarter ended September 30, 2005, revenues increased $81,000, or 4%, to $1,914,000 from $1,833,000 in the quarter ended September 30, 2004.

Lease and Service Fees. For the quarter ended September 30, 2005, lease and service fee revenue totaled $1,596,000, compared with $1,587,000 in quarter ended September 30, 2004, an increase of $9,000, or 1%. For the 2005 quarter, we started the period with 127 revenue generating approaches and ended with 164 revenue generating approaches. During the 2005 quarter, we installed 16 approaches, acquired 33 approaches on August 31 from Transol USA and concluded a contract with one customer with 12 approaches. In the 2004 quarter, we started the period with 95 revenue generating approaches, installed seven approaches and ended with 102 revenue generating approaches at September 30, 2004. Additionally, average monthly revenue generated from approaches installed in 2004 and before, decreased in 2005 as violation rates declined, which typically occurs due to modified driver behavior.

Product Sales. Product sales, recognized from sales-type leases for CrossingGuard roadside systems, totaled $160,000 in the quarter ended September 30, 2005, compared with $240,000 in the quarter ended September 2004, a decrease of $80,000. In the 2005 quarter, we also recognized $158,000 in direct product sales of our CrossingGuard roadside systems, while in the 2004 quarter we did not have direct product sales.

Product Royalties. Product royalties totaled $6,000 in the 2004 quarter, while in the 2005 quarter; we did not have royalty revenue. Residual royalty streams from two customers account for all royalty revenue.

During the nine month period ended September 30, 2005, revenue increased $1,696,000, or 38%, to $6,180,000 from $4,484,000 in the comparable period in
2004.

Lease and Service Fees. Lease and service fee revenue totaled $4,407,000 in the 2005 nine month period, compared with $3,970,000 in the 2004 period, an increase of $437,000, or 11%. For the 2005 nine month period, we started the year with 111 revenue generating approaches and ended with 164 revenue generating approaches. During the 2005 nine month period we installed 46 revenue generating approaches; acquired 33 approaches on August 31 from Transol USA; on June 30, 14 approaches ceased material revenue generating activity due to the sunset provision in Virginia enabling law; and concluded a contract with one customer with 12 approaches. In the 2004 nine month period, we started with 88 revenue generating approaches, installed 14 approaches, and ended with 102 revenue generating approaches at September 30, 2004. Additionally, average monthly revenue generated from approaches installed in 2004 and before, decreased in 2005 as violation rates declined, which typically occurs due to modified driver behavior.

Product Sales. Product sales recognized from sales-type leases for CrossingGuard roadside systems, totaled $1,600,000 in the 2005 period, compared with $480,000 in the 2004 period, an increase of $1,278,000 or 266%. This primarily represents delivery of 20 roadside systems in the 2005 nine month period, compared to delivery of six roadside systems in the 2004 nine month period. Additionally, in the 2005 nine month period, we recognized $158,000 in direct product sales of our CrossingGuard roadside systems, while in the 2004 period we did not have direct product sales.

Product Royalties. Product royalties totaled $15,000 in the 2005 nine month period, compared with $34,000 in the 2004 comparable period, a decrease of $19,000.


Cost of Sales

Cost of sales totaled $1,290,000 in the quarter ended September 30, 2005, an increase of $253,000, or 24%, compared to $1,037,000 in the prior year quarter. The increase in cost of sales is primarily due to increased amortization of roadside system costs and other direct support costs due to the increase in revenue producing approaches.

For the nine months ended September 30, 2005, cost of sales totaled $4,218,000, an increase of $1,593,000, or 61%, compared to $2,625,000 in the prior year nine month period. The increase in cost of sales is primarily due to the cost of 14 more roadside systems installed under sales type leases, increased amortization of capitalized system costs and other direct support costs due to the increase in revenue generating approaches and accelerated amortization of capitalized systems in the amount of $201,000 due to the red light enforcement law expiring in Virginia.


Gross Profit

During the quarter ended September 30, 2005, gross profit decreased $172,000, or 22%, to $624,000 from $796,000 in the quarter ended September 30, 2004, while gross margin decreased by 11% to 33% for the quarter ended September 30, 2005 from 43% for the prior year quarter. The decrease in gross profit is attributable to decreases in gross profit for lease and service fees ($107,000) and product sales ($59,000), as well as decreases in gross margin in both sales categories.

For the nine months ended September 30, 2005, gross profit increased $103,000, or 6%, to $1,962,000 from $1,859,000 in the prior year nine month period, while gross margin decreased by 10% to 32% for the nine months ended September 30, 2005 from 42% for prior year nine month period. The increase in gross profit is primarily attributable to 20 additional sales type lease approaches (product sales) being completed and funded during the 2005 nine month period, as compared to six sales type lease approaches completed during the prior year nine month period, while lease and service fee gross profit declined due to increase amortization of roadside system costs as a result of the expiration of the red light enforcement law in Virginia. Gross margins in these two sales categories also declined.

Engineering and Operations

Expenses related to engineering and operations totaled $1,305,000 in the quarter ended September 30, 2005, an increase of $607,000, or 87%, compared to $698,000 in the corresponding quarter of the prior year. These costs include the salaries and related costs of field and office personnel in engineering and operations services, as well as, operating expenses related to product design, delivery, configuration, maintenance and service of our installed base. The increase in engineering and operations expenses are primarily attributable to increased personnel related and field support costs driven by our increased installed base, an increase of $124,000 in design and engineering consultants expenses and an increase in inventory reserve for obsolescence of $211,000.

Engineering and operations expenses totaled $3,212,000 in the nine months ended September 30, 2005, an increase of $1,250,000, or 64%, compared to $1,962,000 in the corresponding nine month period of the prior year. The increase in engineering and operations expenses are primarily attributable to increased personnel related and field support costs driven by our increased installed base, an increase of $142,000 in design and engineering consultant expenses, and a year over year increase in provision for inventory reserve obsolescence (expense) of $385,000.

Research and Development

Research and development expenses totaled $382,000 in the quarter ended September 30, 2005, an increase of $174,000, or 84%, compared with $208,000 in the year earlier quarter. The increase in research and development expenses primarily resulted from increased spending in salary and related personnel costs and development consultants attributable to projects advancing our CrossingGuard product technology and development and commercialization of our mobile speed enforcement system.

Research and development expenses totaled $1,037,000 in the nine months ended September 30, 2005, an increase of $410,000, or 65%, compared with $627,000 in the year earlier nine month period. The increase in research and development expenses primarily resulted from increased spending in salary and related personnel costs and development consultants attributable to projects advancing our CrossingGuard product technology and development and commercialization of our mobile speed enforcement system.

Selling and Marketing

Selling and marketing expenses totaled $672,000 in the quarter ended September 30, 2005, an increase of $481,000, or 252%, compared with $191,000 in the corresponding quarter of the prior year. The increase in selling and marketing expenses reflects a more aggressive national sales and marketing effort, including primarily, the costs associated with a larger sales force and support personnel ($110,000), sales commissions ($148,000), travel ($28,000), the use of consultants in targeted areas to achieve our sales strategy ($24,000), increased costs in advertising and marketing ($70,000) and costs associated with the launch and marketing of our mobile speed enforcement systems ($33,000).

Selling and marketing expenses totaled $1,602,000 in the nine months ended September 30, 2005, an increase of $1,105,000, or 222%, compared with $497,000 in the corresponding nine month period of the prior year. The increase in selling and marketing expenses for the nine month period in 2005 over the prior year period are primarily attributable to the same expense category increases experienced in the quarter detailed above, a larger sales force and support personnel ($342,000), strategic use of consultants ($246,000), sales commissions ($170,000), travel expenses ($87,000), advertising and marketing expenses ($100,000) and costs associated with the launch and marketing of our mobile speed enforcement systems ($40,000).

General and Administrative

General and administrative expenses totaled $792,000 for the quarter ended September 30, 2005, an increase of $185,000, or 31%, compared with $607,000 in the corresponding quarter of the prior year. The increase in general and administrative expenses for the current quarter over the same quarter last year is primarily related to an increase of $38,000 in personnel costs to support increased business volume, an increase in financing fees ($85,000) due to note conversions and a new financing, increased costs associated with being a public company and accounting fees ($40,000), provision for doubtful accounts ($46,000) due to increased business volume, partially offset by a reduction in legal costs ($38,000) due to the conclusion of patent litigation.

General and administrative expenses totaled $2,775,000 for the nine months ended September 30, 2005, an increase of $1,175,000, or 73%, compared with $1,600,000 in the corresponding nine month period of the prior year. The increase in general and administrative expenses for the current nine month period over last year is primarily related to an increase of $436,000 of legal expenses for the prosecution of patent infringement cases, which were concluded in June 2005, an increase in financing fees due to note conversions and a new financing in the amount of $211,000, provision for doubtful accounts in the 2005 nine month year period versus an account recovery in the prior year nine month period for an increase of $108,000, increased costs associated with being a public company in the amount of $201,000 and increased personnel costs ($108,000) to support increased business volume.

Gain on Debt Extinguishment

During the nine months ended September 30, 2004, a lease payable and a convertible note payable were fully satisfied, resulting in a net gain of $508,000. An early payment on the lease payable resulted in a gain of $681,000, which was partially offset by a prepayment penalty of $173,000 incurred in the settlement of a convertible note payable.

Other (expense) income - net

Other expense, net totaled $265,000 in the quarter ended September 30, 2005, an increase of $304,000, compared with other income, net of $39,000 in the corresponding quarter of the prior year. The increase in expenses in the current year quarter is primarily attributable to an increase in interest expense of $279,000 due to increased borrowing levels, while in the prior year quarter we recognized a net gain on investments of $61,000.

Other expense, net totaled $363,000 in the nine months ended September 30, 2005, an increase of $168,000, or 86%, compared with other expense, net of $195,000 in the corresponding nine month period of the prior year. In the current nine month period, we incurred increased interest expense of $411,000 which was partially offset by a gain on an insurance settlement of $32,000, while in the prior year nine month period; we recognized losses on investments of $102,000 and amortization of debt discount attributable to the value of the associated warrants issued with the debt of $62,000.

Net Loss and Loss Per Share

During the quarter ended September 30, 2005, we incurred a net loss of $2,792,000, or $0.15 per share, an increase of $1,923,000, or $0.10 per share, compared with a net loss of $869,000, or $0.05 per share, in the corresponding quarter of the prior year. During the quarter ended September 30, 2005, there were 18,879,464 basic and diluted shares outstanding compared with 18,208,242 basic and diluted shares outstanding during the corresponding quarter of the previous year. The increase in net loss per share was primarily due to the increase in our net loss, partially offset by the increase in outstanding shares.

During the nine months ended September 30, 2005, we incurred a net loss of $7,027,000, or $0.37 per share, an increase of $4,513,000, or $0.23 per share, compared with a net loss of $2,514,000, or $0.14 per share, in the corresponding nine month period of the prior year. During the nine months ended September 30, 2005, there were 18,815,952 basic and diluted shares outstanding compared with 18,091,556 basic and diluted shares outstanding during the corresponding nine month period of the previous year. The increase in net loss per share was primarily due to the increase in our net loss, partially offset by the increase in outstanding shares.

RISK FACTORS THAT MAY AFFECT OUR RESULTS
----------------------------------------

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property and other aspects and prospects of our business. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend," "may," "will" and similar expressions to help identify forward-looking statements. References in this report using "we," "us," and "our" refer to Nestor, Inc. and its subsidiaries.

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


RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

     We have a history of net losses. For the years ended December 31, 2004, 2003, and 2002, our net losses have been approximately $4,473,000, $4,890,000, and $12,634,000, respectively. For the nine-month period ended September 30, 2005, our net loss was approximately $7,027,000. As of September 30, 2005, we had an accumulated deficit of $59,111,000. We expect to incur continuing losses for the foreseeable future due to significant marketing, product delivery, engineering and general and administrative expenses and those losses could be substantial. We will need to generate significantly higher revenue, or reduce costs, to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.

OUR INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW AND OTHERWISE NEGATIVELY AFFECT OUR OPERATIONS.

     At September 30, 2005, we had approximately $11 million of outstanding convertible debt, $5.8 million of which is secured by the proceeds of most of our current contracts. We intend to satisfy our current and future debt service obligations from cash generated by our operations, our existing cash and investments and, in the case of principal payments at maturity, funds from external sources. We may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations come due. Funds from external sources may not be available on acceptable terms, or at all:

     o increasing our vulnerability to general adverse economic and industry conditions;

     o    limiting our ability to obtain additional financing;

     o requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of expected cash flow available for other purposes, such as sustaining our operations, capital expenditures and research and development;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

     o placing us at a possible competitive disadvantage to competitors with less debt and to competitors that have better access to capital resources.

WE MAY NEED ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN AND MAY RESTRICT OUR OPERATIONS.

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

SUBSTANTIALLY ALL OF OUR CURRENT REVENUE IS FROM A SINGLE PRODUCT AND RELATED SERVICES.

     Currently, substantially all of our revenue is from our red light enforcement systems and services. While we have recently begun to deploy the speed enforcement products, there can be no assurance that we will be able to generate significant revenue from this product or that we will be able to develop other sources of revenue. Because our revenue depends substantially on a single product, any decrease in the market share held by CrossingGuard, unless offset by other revenue sources, would have a substantial adverse effect on our business, financial condition and results of operations. If we fail to meet our expectations for the growth in sales of CrossingGuard or if we are not able to expand our speed enforcement business or develop other sources of revenue, we will not be able to generate the significantly higher revenue that we believe we must generate to achieve profitability.

WE HAVE LIMITED EXPERIENCE IN THE SPEED ENFORCEMENT MARKET.

     We have limited experience in the speed enforcement market. Currently, we are only party to three speed enforcement contracts and there can be no assurance that these contracts will renew or that we will obtain additional speed enforcement contracts. Furthermore, since we have only limited experience in deploying the automated speed enforcement system, we cannot assure you that this product will be profitable, new customers will be obtained or that any revenue from the sale of these systems will be sustainable.

WE MAY NOT MAINTAIN OUR RIGHTS TO MARKET POLISCAN.

     Under our contract with Vitronic, if we fail to generate specific sales volume during each year of the contract, Vitronic can elect to terminate our exclusivity or the entire contract. There can be no assurance that we will meet the performance targets under the contract. Because the growth of our speed business, namely the increased deployment of PoliScan systems, is a key component of our growth strategy, the termination of the Vitronic contract would adversely affect our business and results of operations.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE AND MAINTAIN FUTURE CONTRACTS WITH GOVERNMENT ENTITIES.

     Contracts with government entities account for essentially all of our revenue. The majority of these contracts may be terminated at any time on short notice with limited penalties. Accordingly, we might fail to derive any revenue from sales to government entities in any given future period to sustain our operations. If government entities fail to renew or if they terminate any of these contracts, it would adversely affect our business and results of operations. Our existing contracts typically authorize the installation of our products at a specified number of approaches. As of September 30, 2005, our active contracts with state and local governments authorize the installation of CrossingGuard at up to an additional 123 approaches. In many cases, we cannot proceed with these installations until the sites have been approved by the contracting entities, which can be a lengthy process; in those cases, if government entities fail to approve sites, we will not be able to deliver products and services or generate revenue associated therewith. We cannot assure you that all approaches under contract will ultimately be installed.

WE FACE SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

     Many other companies offer products that directly compete with CrossingGuard and our speed products. Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do and may be able to bring new technologies to market before we are able to do so. Some of our competitors may have a competitive advantage because of their size, market share, legacy customer relationships, enhanced driver imaging, additional products offered and/or citation-processing experience. Current and potential competitors may establish cooperative relationships with one another or with third parties to compete more effectively against us. One of our competitors, Affiliated Computer Services, Inc., or ACS, offers state and local governments solutions to a wide variety of data processing issues, has the greatest number of red light camera systems installed, and may have a competitive advantage because of the scope of its relationship with, and the volume of transactions it conducts for, a particular government. It is also possible that new competitors may emerge and acquire market share. Additionally, if we are not successful in protecting our patents, we could lose a competitive advantage. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

THE  FAILURE  OF  GOVERNMENTS  TO  AUTHORIZE  OR  MAINTAIN   AUTOMATED   TRAFFIC
ENFORCEMENT MAY HINDER OUR GROWTH AND HARM OUR BUSINESS.

     Currently, 21 states and the District of Columbia either authorize some use of automated red light enforcement or allow municipalities to elect to do so under "home rule" laws, whereby the authority to act in local affairs is transferred from the state to local counties and municipalities through a local home rule charter. It is uncertain at this time which additional states, if any, will allow the use of automated red light enforcement or if there will be other changes in the states that currently allow the practice. If additional states do not authorize the use of automated red light enforcement, our opportunities to generate additional revenue from the sale of CrossingGuard systems and related services will be limited.

     Additionally, some states that had previously authorized some use of automated red light enforcement could fail to maintain such authorization. For example, recently, the Virginia General Assembly declined to extend authorization for automated red light enforcement beyond the sunset date of June 30, 2005 in the enabling legislation. We had two revenue-producing red light enforcement contracts with municipalities in Virginia. We anticipate no material revenues from the 14 approaches covered by these contracts unless there is a change in Virginia law. It is possible that other states or municipalities could prohibit the use of red light enforcement systems in the future, which could adversely affect our business, financial condition and results of operations.

     The market for automated speed enforcement products in the United States is very limited. Ten states and the District of Columbia either authorize some use of automated speed enforcement or allow municipalities to elect to do so under "home rule" laws. Some of these states authorize automated speed enforcement only in limited circumstances such as school or work zones. If additional states do not authorize automated speed enforcement, our opportunities to generate additional revenue from the sale of automated speed enforcement systems and related services will be limited.

     We could be subject to differing and inconsistent laws and regulations with respect to our products. If that were to happen, we may find it necessary to eliminate, modify or cancel components of our services that could result in additional development costs and the possible loss of revenue. Future legislative changes or other changes in the laws of states authorizing automated red light or speed enforcement in the administration of traffic enforcement programs could have an adverse effect on our business, financial condition and results of operations.

OUR PRODUCTS MIGHT NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR GROWTH.

     The market for our products is still emerging. The rate at which state and local government bodies have accepted automated enforcement programs has varied significantly by locale. We expect to continue to experience variations in the degree to which these programs are accepted. Our ability to grow will depend on the extent to which our potential customers accept our products. This acceptance may be limited by:

     o the failure of states to adopt or maintain legislation enabling the use of automated traffic enforcement systems;

     o the failure of prospective customers to conclude that our products are valuable and should be used;

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

CONCERNS ABOUT PRIVACY RIGHTS AND NEGATIVE PUBLICITY REGARDING OUR INDUSTRY COULD SLOW ACCEPTANCE OF OUR PRODUCTS.

     Various advocacy groups and some politicians have expressed concerns that automated traffic enforcement products may infringe individual privacy and due process rights. Such concerns can delay the acceptance of our products and result in legal challenges that impede implementation of our traffic enforcement systems. Our business is more vulnerable to these types of challenges because the automated traffic enforcement industry is emerging. Furthermore, in the event of adverse publicity, whether directed at us or our competitors' products, due to processing errors or other system failures, the automated traffic enforcement industry could suffer as a whole, which would have a material adverse effect on our business, financial condition and results of operations.

CONCENTRATION OF OUR PROCESSING OPERATIONS IN ONE LOCATION EXPOSES US TO POTENTIAL BUSINESS INTERRUPTION IN THE EVENT OF A NATURAL DISASTER.

     We maintain substantially all of our operations, including all of our red light and speed enforcement processing, at our Providence, Rhode Island headquarters. A disruption of our operations for any reason, including theft, government intervention or a natural disaster such as fire, earthquake, flood or other casualty could cause us to limit or cease our operations, which would have a material adverse effect on our business, financial condition and results of operation. Although we maintain business interruption insurance to cover natural disasters, no assurance can be given that such insurance will continue to be available to us on commercially reasonable terms, if at all, or that such insurance would be sufficient to compensate us for damages resulting from such casualty. In addition, no assurance can be given that an interruption in our operations would not result in permanent loss of significant customers, which would have a material adverse effect on our business, financial condition and results of operation.

OUR FINANCIAL RESULTS WILL DEPEND SIGNIFICANTLY ON OUR ABILITY TO CONTINUALLY DEVELOP OUR PRODUCTS AND TECHNOLOGIES.

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

     We have in the past experienced delays in completing the development or the introduction of new products. Our failure to successfully develop and introduce new or enhanced products and technologies or to achieve market acceptance for such products and technologies may materially harm our business, financial condition and results of operations.

FLUCTUATIONS IN OUR RESULTS OF OPERATIONS MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

     Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. We may incur significant expenses in anticipation of revenue, which may not materialize and we may not be able to reduce spending quickly if our revenue is lower than expected. In addition, our ability to forecast revenue, particularly with respect to our new speed products, is limited. As a result, our operating results are volatile and difficult to predict and you should not rely on the results of one quarter as an indication of future performance. Factors that may cause our operating results to fluctuate include the risks discussed in this section as well as:

     o    costs related to customization of our products and services;

     o announcements or introductions of new products and services by our competitors;

     o the failure of additional states to adopt or maintain legislation enabling the use of automated traffic enforcement systems;

     o determinations by state and local government bodies to utilize our equipment without the additional processing services we provide;

     o    software defects and other product quality problems;

     o a shift towards fixed rate, as opposed to per ticket, compensation arrangements for our speed products, which could adversely affect revenues;

     o adjustments in the estimates used to report revenue under contracts that require payment only after our customer has collected the fine;

     o the discretionary nature of our customers' internal evaluation, approval and order processes;

     o the varying size, timing and contractual terms of orders for our products and services; and

     o    the mix of revenue from our products and services.

OUR SALES CYCLES VARY SIGNIFICANTLY, MAKING IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST OUR RESULTS.

     Our sales cycles typically range from several months to over a year. Accordingly, it is difficult to predict the quarter in which a particular sale will occur and to plan our expenses accordingly. The period between our initial contact with potential customers and the installation of our products, the use of our services and our generation of revenue, if any, varies due to several factors, including:

     o    the complex nature of our products and services;

     o political or legal challenges to legislation authorizing the use of automated traffic enforcement systems;

     o the novelty of automated traffic enforcement in many jurisdictions and a lack of familiarity with automated traffic enforcement systems on the part of legislative, executive and judicial bodies and the public;

     o the selection, award and contracting processes at municipalities and other government entities, including protests by other bidders with respect to competitive awards;

     o    our customers' internal evaluation, approval and order processes;

     o    the site evaluation and analysis process; and

     o our customers' delays in issuing requests for proposals or in awarding contracts because of announcements or planned introductions of new products or services by our competitors.

     Any delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue would likely be recognized. If our sales cycles unexpectedly lengthen in general or for one or more large customers, it would delay our generation of the related revenue. If we were to experience a delay of several weeks or longer on a large customer, it could harm our ability to meet our forecasts for a given quarter.

OUR INTELLECTUAL PROPERTY MIGHT NOT BE PROTECTIBLE, AND IF WE FAIL TO PROTECT AND PRESERVE OUR INTELLECTUAL PROPERTY, WE MAY LOSE AN IMPORTANT COMPETITIVE ADVANTAGE.

     We rely on a combination of copyright, trademark, patent and trade-secret laws, employee and third-party nondisclosure agreements and other arrangements to protect our proprietary rights. Despite these precautions, it may be possible for unauthorized parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. In addition, some of our competitors have been able to offer products with some similar features that do not infringe our patents. For example, during the past 18 months we initiated two patent infringement suits against competitors, Redflex Traffic Systems, Inc. and Transol USA, Inc., both of which have been dismissed without a finding of infringement. The scope of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Because some patent applications in the United States are not publicly disclosed until the patent is issued or 18 months after the filing date, applications may exist that would relate to our products and are not publicly accessible. Moreover, a patent search has not been performed in an attempt to identify patents applicable to our business and, even if such a search were conducted, all patents applicable to the business might not be located. If we are unable to protect our proprietary rights, we may lose an important competitive advantage, and our business, financial condition and results of operations could suffer.

WE ARE AT RISK OF CLAIMS THAT OUR PRODUCTS OR SERVICES INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

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

IF WE ARE UNABLE TO SAFEGUARD THE INTEGRITY, SECURITY AND PRIVACY OF OUR DATA OR OUR CUSTOMERS' DATA, OUR REVENUE MAY DECLINE, OUR BUSINESS COULD BE DISRUPTED AND WE MAY BE SUED.

     We need to preserve and protect our data and our customers' data against loss, corruption and misappropriation caused by system failures and unauthorized access. We could be subject to liability claims by individuals, whose data resides in our databases, for misuse of personal information. These claims could result in costly litigation. A party who is able to circumvent our security measures could misappropriate or destroy proprietary information or cause interruptions in our operations. We may be required to make significant expenditures to protect against systems failures, security breaches or to alleviate problems caused by any failures or breaches. Any failure that causes the loss or corruption of, or unauthorized access to, this data could reduce customer satisfaction, expose us to liability and, if significant, could cause our revenue to decline and our expenses to increase.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN COSTLY AND TIME-CONSUMING LITIGATION.

     Although our customer contracts typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly, and potential liabilities could exceed our available insurance coverage, which could have an adverse effect on our financial condition and results of operations.

THE FAILURE OF OUR SUPPLIERS TO DELIVER COMPONENTS, EQUIPMENT AND MATERIALS IN SUFFICIENT QUANTITIES AND IN A TIMELY MANNER COULD ADVERSELY AFFECT OUR BUSINESS.

     Our business employs a wide variety of components, equipment and materials from a limited number of suppliers. To date, we have found that the components, equipment and materials necessary for the development, testing, production and delivery of our products and services have sometimes not been available in the quantities or at the times we have required. Our failure to procure components, equipment and materials in particular quantities or at a particular time may result in delays in meeting our customers' needs, which could have a negative effect on customer satisfaction and on our business, financial condition and results of operations.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR OPERATIONS COULD BE DISRUPTED AND OUR BUSINESS COULD BE HARMED.

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

WE MAY MAKE ACQUISITIONS, WHICH COULD DIVERT MANAGEMENT'S ATTENTION, CAUSE OWNERSHIP DILUTION TO OUR STOCKHOLDERS AND BE DIFFICULT TO INTEGRATE.

     We may seek to expand our operations through the acquisition of complementary businesses. Our future growth may depend, in part, upon the continued success of our acquisitions. Acquisitions involve many risks, which could have a material adverse effect on our business, financial condition and results of operations, including:

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

     o potential dilutive effect on our stockholders from the issuance of common stock as consideration for acquisitions;

     o adverse effect on net income from impairment charges related to goodwill and other intangible assets, and other acquisition-related charges, costs and expenses effects on net income;

     o competing with other companies, many of which have greater financial and other resources, to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms or at all; and

     o disruption of our existing business, distraction of management, diversion of other resources and difficulty in maintaining our current business standards, controls and procedures.

RISKS RELATED TO OUR COMMON STOCK
---------------------------------

OUR COMMON STOCK PRICE IS VOLATILE AND MAY DECLINE IN THE FUTURE.

     The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business, changes in the industry in which we conduct business, and general market and economic conditions that are beyond our control. In addition, the stock market in general has recently experienced extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. These market fluctuations may make it difficult for stockholders to sell their shares at a price equal to or above the price at which the shares were purchased. In addition, if our results of operations are below the expectations of market analysts and investors, the market price of our common stock could be adversely affected.

OUR BOARD OF DIRECTORS CAN, WITHOUT STOCKHOLDER APPROVAL, CAUSE PREFERRED STOCK TO BE ISSUED ON TERMS THAT COULD ADVERSELY AFFECT COMMON STOCKHOLDERS.

     Under our certificate of incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which 180,000 shares are issued and outstanding, and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. If the board causes any additional preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board's ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue additional shares of preferred stock.

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER BENEFICIALLY OWNS A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND, ACCORDINGLY, EXERCISES SIGNIFICANT CONTROL OVER OUR BUSINESS AND AFFAIRS, INCLUDING THE APPROVAL OF CHANGE IN CONTROL TRANSACTIONS.

     As of November 1, 2005, our President and Chief Executive Officer beneficially owns approximately 53% of our common stock, which includes shares of common stock held by Silver Star Partners I, LLC, or Silver Star, of which he serves as the managing director and is able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or business combination even if the transaction might be beneficial to our stockholders.

     In addition, Section 203 of the General Corporation Law of the State of Delaware restricts business combinations with any "interested stockholder" as defined by the statute. The statute may have the effect of delaying, deferring or preventing a change in control of our company.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, DIVIDENDS AND THEREFORE, UNLESS OUR COMMON STOCK APPRECIATES IN VALUE, OUR INVESTORS MAY NOT BENEFIT FROM HOLDING OUR COMMON STOCK.

     We have not paid any cash dividends since inception. We intend on retaining any future earnings to support the development and expansion of our business, and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. As a result, our investors will not be able to benefit from owning our common stock unless the market price of our common stock becomes greater than the basis that these investors have in their shares.

WE HAVE A SIGNIFICANT NUMBER OF OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES OUTSTANDING WHICH COULD RESULT IN SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.

     As of October 31, 2005, we have issued and outstanding warrants and options to purchase up to approximately 3,239,948 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into approximately 1,830,678 shares of our common stock. The exercise of such warrants and options and conversion of convertible securities may dilute the interests of all stockholders. Furthermore, the documents governing our convertible debt have anti-dilution provisions, pursuant to which the conversion price is reduced if we sell common stock at a price below $5.82 per share. Possible future resale of common stock issuable from such warrants and options or conversion of such convertible securities could adversely affect the prevailing market price of our common stock.


THE PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IS AVAILABLE FOR TRADING IN THE PUBLIC MARKET.

     Availability of shares of our common stock for trading could depress the price of our common stock. A substantial amount of common stock is available for trading in the public market. This amount of stock in the market may cause the price of our common stock to decline. In addition, if our stockholders sell substantial amounts of our common stock in the public markets, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that we would deem appropriate. We also have issued options, warrants and convertible securities that can be exercised for, or converted to, shares of common stock, many of which would be freely tradable without restrictions or further registration under the Securities Act.

     There were approximately 18,901,886 shares of our common stock outstanding as of October 31, 2005, of which approximately 9,048,842 shares were freely tradable without restrictions or further registration under the Securities Act. Silver Star, our majority stockholder, has the right to require us to register under the Securities Act Silver Star's resale of all 9,615,841 shares of common stock that it owns, as soon as practicable after Silver Star requests that registration.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
The following discussion of our market risk includes forward looking statements that involve risk and uncertainty. Actual results could differ materially from those projected in the forward looking statements. Market risk represents risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates and equity and bond prices.

Our marketable securities, an insured municipal bond fund, valued at $65,000 at September 30, 2005, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. Our exposure to this market risk is moderately high in the short-term. During the nine months ended September 30, 2005, we had an unrealized gain of $0 on securities held at September 30, 2005. The securities are classified as "trading securities" and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

We have a senior convertible note payable with interest fixed at 5% through its October 2007 maturity. Management assesses the exposure to market risk for this obligation as minimal. In addition, we have a convertible note payable with a variable interest rate, currently the prime rate plus 4%. Our exposure to this interest rate risk is moderately high in the intermediate term. We have two secured promissory notes with fixed interest rates of approximately 10% and 12%, both mature after twelve months. Management assesses the exposure to market risk for these obligations as minimal.


ITEM 4:  CONTROLS AND PROCEDURES
The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective, in that they (i) provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2:   OTHER INFORMATION


                                  NESTOR, INC.

                                    FORM 10-Q

                               September 30, 2005


Item 1:   Legal Proceedings - None

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds

          On August 19, 2005, we agreed to issue 980 shares of our common stock to a consultant in lieu of paying his fee of $5,000 at his request in reliance on Section 4(2) of the Securities Act of 1933.

Item 3:   Defaults Upon Senior Securities - None

Item 4:   Submission of Matters to a Vote of Security Holders

          The Registrant's annual meeting of stockholders was held on June 23, 2005 and adjourned to, and concluded on, July 19, 2005. The matters voted upon at the July 19, 2005 adjournment meeting and the number of shares cast for or against are as follows:

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

               For: 17,203,683-Against: 21,120-Abstain: 4,222-Broker Non-vote: 0


Item 5:   Other Information - None

Item 6:    EXHIBITS

           Exhibit Number        Description
           --------------        -----------

              10.1            Purchase and Sale Agreement  dated August 31, 2005
                              by and among Transol Holdings Pty Limited (ACN 100
                              078  046)  (receivers  and  managers   appointed),
                              Transol   PTY   Limited   (ABN  65  095  538  828)
                              (receivers   and  managers   appointed),   Transol
                              Corporation   Limited   (ABN  73  089   224   402)
                              (receivers  and  managers  appointed),   Alleasing
                              Finance Australia Limited (ABN 94 003 421 136) and
                              Nestor Traffic Systems, Inc.+

              10.2 Secured Promissory Note by Nestor, Inc. to Foundation Partners I, LLC dated August 30, 2005 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 6,
                              2005)

              31.1            Certification  of  principal   executive   officer
                              pursuant  to  Rule   13a-14(a)/15d-14(a)   of  the
                              Securities Exchange Act of 1934, as amended

              31.2            Certification  of  principal   financial   officer
                              pursuant  to  Rule   13a-14(a)/15d-14(a)   of  the
                              Securities Exchange Act of 1934, as amended

              32              Statement Pursuant to 18 U.S.C. ss.1350


+ This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this exhibit have been omitted and are marked by asterisks.

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

                                    NESTOR, INC.
                                    (REGISTRANT)

                                    By:       /s/ William B. Danzell
                                        ----------------------------------------
                                         William B. Danzell
                                         President and Chief Executive Officer





DATE:      November 14, 2005        By:      /s/ Harold A. Joannidi
                                        ----------------------------------------
                                         Harold A. Joannidi
                                         Treasurer and Chief Financial Officer