Form 10-K
period 2005-12-31
NESTOR INC
filed 2006-04-14
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the period ended	December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_____________ to _____________
Commission file Number 0-12965

Nestor, Inc
(Exact name of registrant as specified in its charter)

DELAWARE	13-3163744
(State of incorporation)	(I.R.S. Employer Identification No.)

42 Oriental Street; Providence, Rhode Island	02908
(Address of principal executive offices)	Zip Code

(401) 274-5658
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value (Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes:	No:	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes:	No:	X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:	X	No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______________________________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

         Large Accelerated filer:   ☐    Accelerated filer:   ☐    Non-accelerated filer:      ☒

Indicated by check mark whether the registratnt is a shell company:	Yes:	No:	X

The aggregate market value of the 7,471,357 shares of voting stock held by non-affiliates of the registrant on June 30, 2005, based on the closing price of such stock on June 30, 2005, was $44,828,142.

The number of shares outstanding of the Registrant’s Common Stock at March 24, 2006 was 20,364,876.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Nestor, Inc.’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this report.

PART I

Restatement of Consolidated Financial Statements

In this Annual Report on Form 10-K we are restating our consolidated balance sheet as of December 31, 2004, and our consolidated statements of operations, stockholders’ equity, cash flows and related disclosures for the years ended December 31, 2004 and 2003 (the “Restatement”). We are also restating the condensed consolidated financial statements for: a) for the first three quarters of fiscal year ended December 31, 2005; and b) the four quarters of the fiscal year ended December 31, 2004. Our Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q for fiscal 2003 through the third quarter of fiscal 2005 have not been revised to reflect the Restatement, and the financial statements contained in those reports should not be relied upon. Instead, the financial statements for fiscal 2004 and 2003 included in this Annual Report on Form 10-K should be relied upon.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005, the Company has been in extensive discussions with the Staff of the Securities and Exchange Commission concerning the proper accounting treatment of certain of its convertible debt, product sales, and unbilled revenue in current and previously reported financial results. The Company has settled its accounting treatment of product sales and unbilled revenue without any financial restatement necessary. However, as a result of these discussions, the Company’s financial statements are restated to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities. We have also modified our footnote disclosure related to the debt.

Refer to Note 3 in our consolidated financial statements for additional information.

ITEM 1.	Business

General

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation. Poliscan, our speed enforcement product, uses technology developed by Vitronic GmbH. We have exclusive distribution rights to Poliscan in North America through February 2010, subject to meeting certain sales minimums. By coupling CrossingGuard and Poliscan equipment with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

CrossingGuard is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation. The system includes our patented collision avoidance technology that anticipates expected violations and can be used to extend the red light phase for cross traffic, preventing collisions between violators and vehicles in the cross traffic. CrossingGuard simultaneously records multiple views of the violation sequence, including close-ups of the vehicle and the license plate, and transmits video evidence electronically to the police department, which reviews the violation and approves the issuance of a citation. Our technology captures over 200 images of each red light violation, which combined with our patented synchronized playback capability, enables us to provide a superior evidence package, resulting in a court dismissal rate of less than 1%.

Poliscan is an automated system for digital speed detection and recording. Poliscan simultaneously captures multiple vehicles in multiple lanes and in bi-directional traffic, a distinct advantage over traditional radar or LiDAR systems limited to one lane, one direction or one car at a time. The laser-based system scans a 45-degree arc 100 times per second, recording the speed, vehicle classification, and distance between vehicles, to create a three-dimensional image of all vehicles in the coverage area. The system uses a high-resolution digital camera for documentation of the speeding violation, including pictures of the license plate, an overview picture specifically identifying the speeding vehicle, and a photo of the driver where required.

We provide back office processing services for CrossingGuard and Poliscan roadside systems using our proprietary software solution called Citation Composer. These processing services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations.

We generate recurring revenue through contracts with government entities that provide for equipment lease and services on a fixed monthly and/or per citation fee basis. As of February 28, 2006, we are generating revenue from 171 CrossingGuard-equipped approaches in 29 municipalities in seven states and one Canadian province, and four mobile speed units in one municipality. As of that date, our active contracts with state and local governments (including the City of Los Angeles) authorize the installation of CrossingGuard at up to an additional 172 approaches.

Our Market

Status of the CrossingGuard Market

The market for automated red light enforcement is experiencing significant growth. We estimate that there are over 1 million approaches to signalized intersections in the United States. Technology solutions manage enforcement at less than 0.5% of these approaches. According to the Insurance Institute for Highway Safety, in 2003 red light running caused more than 200,000 crashes, nearly 176,000 injuries, and 934 deaths. Eighty percent of respondents to a 2004 Harris Poll reported that the problem of drivers running red lights should receive “more attention”, including 57% who want it to receive “much more attention”, an increase of 46% since 2001. First-generation red-light camera systems gained early acceptance as a means of automated traffic enforcement. These systems generally rely on in-ground vehicle sensing loops and still photography, and are not preferred because of their intrusive roadbed installation issues, high maintenance requirements and general lack of functionality and accuracy.

The use of automated traffic systems to enforce red light running violations requires specific authority at the state or local government level, either through state enabling or home rule statutes. Twenty-three states and the District of Columbia currently allow the use of automated traffic light systems, such as CrossingGuard; and over the last year, an additional fifteen state legislatures considered bills to enable or expand automated traffic enforcement.

Jurisdictions allowing red light enforcement include:

Alaska Arizona California Colorado Delaware Georgia Illinois Iowa	Maryland Minnesota Missouri New Mexico New York North Carolina Ohio Oregon	Pennsylvania Rhode Island South Carolina South Dakota Tennessee Texas Washington Washington, D.C.

Recent studies have shown that automated red light enforcement systems are effective in reducing red light running at enforced intersections and at surrounding unenforced intersections. The Federal Highway Administration and other organizations have recently acknowledged that these systems are helpful in the reduction of red light running and correspondingly the number of accidents. Surveys conducted throughout many U.S. cities have found that more than 75% of drivers support red light enforcement systems. However, there remains opposition to these systems, largely based upon concerns regarding individual privacy and due process rights. For example, during 2005, West Virginia passed legislation that bans automated traffic enforcement systems. Many states and communities have or are considering authorization of automated traffic enforcement but need to address these concerns first.

Status of the Poliscan Market

The automated speed enforcement market is potentially more significant than the automated red light enforcement market. While already well established in Europe, Asia and Australia, the automated speed enforcement market in the U.S. is positioned to grow significantly as a result of the enormous costs associated with speeding-related crashes. There were approximately 6.2 million reported crashes occurring in 2004 and the estimated economic cost of these crashes was in the tens of billions of dollars. Speeding was a factor in nearly one-third of all fatal crashes, resulting in over 13,000 deaths. In 2003, 86% of speeding-related fatalities occurred on roads other than interstate highways. Speeding was also involved in 36% of the fatal crashes that occurred in construction/maintenance zones. In 2004, the State of Illinois passed a bill allowing automated enforcement of the speed limit laws for construction zones to better protect construction zone workers.

Seventy-nine percent of respondents to a 2004 Harris poll regarding attitudes of the American people on highway and auto safety indicated that the issue of speeding on local streets needs “more attention” by public safety officials, including 59% who say it needs “much more attention.”

The use of automated traffic systems to enforce speed limits requires specific authority at the state or local government level, either through state enabling or home rule statutes. Currently, ten states, the District of Columbia and six Canadian provinces permit automated speed enforcement. They are:

UNITED STATES		CANADA
Arizona	Oregon	Alberta	Ontario
Colorado	Tennessee	British Columbia	Quebec
Illinois	Utah	Manitoba	Saskatchewan
Iowa	Washington
New Mexico	Washington, D.C.
Ohio

Our Response to the Market

Our automated traffic solutions respond to the traffic enforcement market by creating a strong overall value proposition for our customers. We offer a complete turnkey solution for a city’s automated traffic enforcement programs. We generally retain ownership of the equipment and bear all of the up-front costs for purchase, installation and maintenance of our systems. We provide the software, data warehousing, processing, printing, mailing, collection, maintenance, and community awareness support for a program. Customers generally provide program management and oversight, approve all citations for issuance, prosecute citations, establish operating and enforcement criteria, and select enforcement locations and times. Our systems increase safety by reducing the number of crashes while enhancing police officer safety and efficiencies. Our systems also reduce the demand for emergency resources without significantly increasing our customer’s administrative costs.

Company History

We were founded in 1975, incorporated in 1981, and completed our initial public offering in 1983. During our first 25 years of operations, we developed a number of patented intelligent software solutions for decision and data-mining applications, including financial services, fraud detection and our intelligent traffic-management systems. In January 1997, we organized Nestor Traffic as a wholly-owned subsidiary. In 1999 and 2000, Nestor Traffic raised additional capital through two private placements of its common stock, reducing our ownership to approximately 35%. In 2000, we made the strategic decision to concentrate on our traffic management technologies and we began to dispose of our other product lines. In connection with this restructuring effort, on September 12, 2001, we reacquired 100% ownership of Nestor Traffic through a merger transaction with another subsidiary in which we issued common stock for the Nestor Traffic shares held by outside investors. By 2003, we had exited our financial services, fraud detection and Rail CrossingGuard and TrafficVision business lines, and had refocused our resources on our traffic enforcement systems such as CrossingGuard, our current primary source of revenue.

Our transition to traffic management solutions involved a series of licensing arrangements and transfers of technology rights, including a June 11, 1996 licensing agreement and an asset purchase agreement to transfer the development, production and marketing rights of our character recognition products to National Computer Systems. In early 2001, we also entered into two separate source-code licensing agreements for our fraud detection product line. The first of these was a February 1, 2001 non-exclusive license agreement with Applied Communication, Inc., (ACI), whereby we granted ACI the right to integrate and distribute all of our fraud detection products throughout its worldwide sales and support network. ACI paid us $1,100,000 in the first six months of 2001, and was required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments are required. This agreement replaced an earlier license to ACI. We sold the royalty rights to Churchill Lane Associates (CLA) from this license on July 1, 2002. We do not expect to receive future revenue from this license.

Additionally, on May 18, 2001, we entered into a license agreement with Retail Decisions, Inc. (ReD). We granted ReD a perpetual, fully-paid, worldwide license in the field of fraud and money laundering detection and risk management in certain defined industries; and a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries. Additionally, we transferred to ReD assets that supported the technology licensed under the license agreement to ReD. ReD paid us $1,800,000 under the license agreement, and for certain marketing and transition services, we paid ReD $968,000 in 2001. No ongoing revenues are expected to be realized from ReD.

The licensing, royalty and other payments we received under these licensing arrangements and other transfers of our property and technology financed our operations during 2001 and 2002 and enabled us to develop our traffic enforcement business.

On January 15, 2003, Silver Star Partners I, LLC (Silver Star) purchased 49 million shares of our pre-reverse stock split common stock (4,900,000 shares on a post-split basis) for $2,376,500. Following the initial Silver Star investment, on April 11, 2003, we effected a one-for-ten reverse stock split of our common stock. On April 16, 2003, Silver Star purchased an additional 4,013,557 post-reverse stock split shares for $1,946,575. William B. Danzell, our President and Chief Executive Officer is the Managing Director of Silver Star. Upon completion of the second sale, Silver Star owned 64% of our outstanding shares of common stock.

On August 31, 2005, we acquired certain assets of Transol USA, one of our competitors, in a foreclosure sale. The assets included contracts to provide automated red light enforcement services in six U.S. cities at an aggregate of 39 red light approaches, of which approximately 35 are fully installed and operating, as well as related equipment, intellectual property, inventory, work in process, accounts receivable and unbilled contract revenue related to Transol's red light enforcement services. We paid $1,760,000 for the acquired assets.

Products and Services

Our products combine sophisticated digital and analog camera technologies with advanced image processing methods to detect and record traffic-related violations. We complement these roadside products with a full suite of back-office processing support services, providing our customers with a complete turnkey solution. Our roadside systems are a combination of Nestor- and/or Vitronic-developed modular hardware components and software that provide monitoring for traffic-data collection, vehicle detection and tracking and enforcement. These roadside systems include: CrossingGuard for red light enforcement, Poliscanspeed for mobile speed enforcement, and “speed on green” for fixed, intersection speed enforcement. We provide back-office processing and support services across our roadside systems using a proprietary software solution called Citation Composer. These processing and support services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations. We believe that our strong suite of patents covering our image processing technology provides us with a strategic advantage and enables us to offer a comprehensive traffic enforcement solution.

CrossingGuard Red Light Enforcement

CrossingGuard. Our CrossingGuard system is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation. The system applies high speed image processing and target-tracking technology to real-time video scenes. The products use digital video and still cameras, computers and software to detect red light violators at signalized intersections. Using the captured video frames, our systems apply algorithms to recognize objects as vehicles and predict their motion relative to the stop line. This advanced proprietary technology, which effectively sees and interprets objects captured in video images, is at the core of the CrossingGuard solution.

The CrossingGuard system includes patented collision avoidance technology that anticipates violations and generates a signal that can extend the red light phase for cross traffic. This helps prevent collisions between red light violators and vehicles on the cross streets. Through a system of multiple video cameras set up to monitor and capture violators on a per approach basis, the system simultaneously records the violation sequence, including a view of the vehicle from the front approaching the intersection, a view of the vehicle from the rear entering the intersection, and a close-up of the vehicle and license plate, and transmits video evidence electronically to the police department, which reviews the violation and issues a citation. Our advanced video technology, which combined with our patented synchronized replay capability, enables us to provide a superior evidence package, resulting in a court dismissal rate of less than 1%.

The CrossingGuard system consists of a video camera installed on top of a traffic signal pole or a roadside pole installed by us that is used to track and record the actions of an approaching vehicle. Another camera is positioned to view the signal lights as they change from green to yellow to red and record the vehicle’s actions as the lights change and it enters the intersection, capturing over 200 images of each violation. The views from these two cameras can also be presented in a side-by-side synchronized mode to demonstrate the complete view of the violation, including extenuating circumstances, aggressive behavior or other factors. Finally, an enforcement camera is positioned to obtain a close-up image of the vehicle license plate and, where needed, the driver image, based upon vehicle location instructions provided by the tracking camera. A personal computer, which we install in an enclosure by the roadside link through a fiber optic connection, runs the intelligent software and controls camera activity. High-speed communications transmit video and data from the intersection to a designated facility for processing. CrossingGuard is built upon standard PC hardware and software components. This design provides the reliability and performance benefits of improving PC hardware and the ability to upgrade and add functionality as needed. We purchase all electronic and mechanical components from third-party vendors, built in accordance with our specifications, and primarily use local contractors to install the systems.

The primary attributes of CrossingGuard are:

Accurate, real-time interpretation of traffic video images. We apply our high-speed pattern-recognition technologies in real-time processing and video-image interpretation for traffic management, enforcement and safety. Previous industry attempts to provide video-based detection of traffic did not prove effective due to the difficulty of designing robust detection algorithms under a variety of illumination, visibility and traffic conditions, as well as the need to implement such algorithms on cost-effective computing platforms that provide real-time operation. Our image recognition technology is able to interpret video images accurately and respond in a real-time environment at affordable cost. Our Citation Composer software can process red light violations with a patented display of the approaching and receding videos presented side-by side, and can re-play the violation sequence in slow motion or frame-by frame, producing a comprehensive evidence package less subject to challenge than any of our competitors’ systems.

Vehicle trajectory analysis for real-time forecasting. As each frame in a video sequence is interpreted, the individual objects in the scene are identified and located. This information, passed from frame to frame, enables the accurate tracing of vehicles' trajectories. Unlike competitive vision systems, which note changing images in a fixed and static area of the image (so-called virtual loops), our proprietary vehicle-centric technology can use the trajectories to predict vehicle positions. Our CrossingGuard system includes a collision avoidance feature that anticipates violations and generates a signal that can extend the red light phase for cross traffic, which helps prevent collisions between violators and vehicles in the cross traffic accelerating on a green signal. Thus, intersections equipped with CrossingGuard have the potential to become smarter and safer.

Compatibility with industry standard platforms. Our traffic monitoring solutions are built upon dominant industry-standard platforms including Microsoft Windows operating systems, tools and communication components and general "WinTel" hardware specifications. This facilitates integration into a customer's existing computing environment, leverages PC economics to offer a compelling price/performance advantage and lowers product engineering development costs. Additionally, the traffic monitoring systems are designed to support the emerging communications standards being mandated in the traffic industry by the National Transportation Communications for Intelligent Transportation Systems Protocol.

CrossingGuard VIP. We also provide the CrossingGuard Video Intersection Profiling program, which is a tool that we have developed to help municipalities pre-qualify intersections. Because intersection violation rates can range from an average of a few per day to over 50 per hour, the system helps the municipality develop an estimate of safety issues at a given intersection and the long-term ticket volume by counting and profiling violations for all directions at a particular intersection.

Revenue Generation. The economics of the CrossingGuard product are tied to the number of operating systems in the field and, to an increasingly lesser extent, the number of violations processed by the CrossingGuard systems. Many of our early contracts compensate us on a per ticket paid or issued basis in return for equipment lease, maintenance, citation processing and customer support services. However, throughout 2003 and 2004, there was a trend by states and municipalities towards a fixed monthly fee as opposed to variable per ticket fee pricing structures. Since fixed fees are based upon the expected level of violations over the contract term, the shift to monthly fixed fee contracts should result in a more stable revenue stream for these installations.

As of December 31, 2005, we had installed CrossingGuard at 202 approaches and Poliscanspeed in 4 units for 35 customers throughout the United States and Canada, and our contracts authorize up to an additional 172 CrossingGuard approaches for installations and 5 speed units for deployment. Of these installed approaches, 171 approaches are installed and generating revenues. Management believes the majority of the authorized approaches and units under these outstanding and pending contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed or that pending contracts will be finalized. Depending upon contract terms and services provided, we realize (a) from $11 to $99 per citation issued or paid or (b) a fixed monthly fee ranging from $2,000 to $12,000 per approach for system delivery and lease and processing services.

State statutes providing for automated red light enforcement may impose liability on the driver or the registered owner of a vehicle for a violation. Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver. Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the driver. As only the license plate is required for identification under a registered owner statute, program operating efficiencies are much higher resulting in lower per citation or monthly fees for systems installed in these jurisdictions. Current trends in the industry are towards compensating red-light program vendors on a fixed-fee basis instead of a variable-fee basis tied to ticket volumes. Actual results from deployment of CrossingGuard systems are expected to fluctuate substantially depending upon intersection selection and configuration, driver response to installed systems and many other factors.

Poliscanspeed Products

Poliscan Speed. Poliscanspeed, an innovative solution for digital speed detection and recording, is the only multi-lane, bi-directional, scanning LiDAR mobile speed enforcement system in the industry. Unlike traditional photo speed enforcement systems, which use radar or conventional LiDAR, Poliscanspeed utilizes scanning LiDAR technology to simultaneously record and measure several vehicles in parallel lanes, with 100 laser beams per second sweeping a 45 degree arc, creating a real-time 3-dimensional image of the scene. The system records the speed, classification (motorcycle, car or truck) and the distance between every vehicle entering the coverage area. Poliscan uses a high-resolution digital camera for documentation of the speeding offense, including pictures of the license plate, an overview picture which specifically targets the speeding vehicle, as well as the image of the driver where required. Detecting all vehicles in all lanes simultaneously avoids the ambiguity and measuring errors that are more common among our competitors' systems, allowing many more speed offenses to be effectively recorded and prosecuted.

The measuring sensor developed for Poliscanspeed is based on a scanning LiDAR that is mounted in a stationary position and transmits short pulses of light out to a target. The transmitted light is reflected back to the receiver of the LiDAR instrument where it is analyzed. While the LiDAR sensor carries out the measurements with a high repetition rate, a rotating polygonal mirror deflects the transmitted signals, so that the LiDAR sensor covers the full region of interest (a sector of 45 degrees), allowing simultaneous monitoring of multiple lanes. Accordingly, the Poliscanspeed system offers the following competitive advantages:

•	High resolution all digital camera solution
•	All weather, day and night operations with no visible illumination
•	100 scans per second in the 45 degree scan sector
•	Multi-lane, multi-vehicle, bi-directional speed enforcement
•	Not restricted to straight roads (only needs 20 meters to operate)
•	3D image processing (Scans entire road, all lanes)
•	Fully automated, unattended operations

Deployment and Set Up. With outside dimensions of less than 12 inches per side and weighing less than 45 pounds, the PoliScanspeed unit is designed for ease of use and maximum portability. Additionally, its small size allows maximum versatility. Unlike competing systems, which are confined to either a minivan or a portable unit, PoliScanspeed can be deployed in a variety of different ways giving our customers the flexibility to rotate enforcement to areas that have the greatest need. We offer PoliScanspeed in a variety of configurations, including our Mobile Speed Unit, which is a self-contained violation capture and processing center all in one. Other configurations include SUV mount, tripod mount and our rugged transportable unit. Our proven back office integration and citation processing systems, coupled with PoliScan’s advanced technology, provide a fully integrated automated speed enforcement solution.

Deployment of our competitors’ mobile speed enforcement systems can be an involved process, including precisely aiming LiDAR, measuring radar angles for cosine effect, and searching for level stretches of straight roadway. In contrast to conventional measures such as radar, light barriers, and piezo-section, PoliScanspeed does not require a complex installation and calibration of the system at the measurement site. We require only 20 meters of roadway to deploy the PoliScanspeed system, which can be operational in less than five minutes.

Revenue Generation. We believe LiDAR is rapidly becoming the industry standard and is viewed by an increasing number of police departments as the most capable technology to be used with photo speed enforcement. Other providers who use radar for photo enforcement are generally required to discard photo evidence if there is more than one car in the image due to the highly reflective and unpredictable nature of radar.

Enforcing only a single lane drastically reduces potential citation rates by 2 or 3 times. Poliscan utilizes the vehicle targeting advantages of LiDAR while covering multiple lanes, gaining the advantages of radar. This technology solution couples the advantages of radar and LiDAR into one unique enforcement system. Because the system covers all vehicles in all lanes, we can issue, in some cases, twice as many speed citations as can our competition on multi-lane or bi-directional roads. Unlike traditional laser systems, which can require up to 90 meters of flat, straight roadway to accurately target a speeding vehicle, our speed unit can track at distances as short as 20 meters. This short-range LiDAR tracking capability is a major competitive advantage, enabling speed enforcement on roads with sharp curves and hills and enabling better image quality regardless of lighting conditions.

CrossingGuard Speed and Other Speed Products

CrossingGuard Speed, our "Speed on Green" solution, is specifically designed for intersection applications and can be used as a complement to our CrossingGuard red light enforcement system. Our fixed speed solution uses two independent speed detection sensors to cross-reference and verify the vehicle speed, a feature that we believe is unique to our product. The system uses digital video in conjunction with either certified Ka band radar, traditional single beam LiDAR or the Vitronic scanning LiDAR, providing complete visual evidence of violations and eliminating the "multiple vehicle" uncertainty of competitors’ systems. It is designed to allow for upgrading CrossingGuard installations to enable simultaneous red light and speed intersection monitoring.  The system will deliver video evidence of vehicles speeding with advanced non-intrusive, performance similar to our CrossingGuard systems. The system may also be installed on a stand-alone basis.

Program Management and Processing Services

We offer our CrossingGuard and Poliscan customers a complete package of services and support, which can be customized. These services consist of site planning and equipment installation, user training and support, violation review, citation preparation and processing, account management, toll free hotline support, public education and expert testimony. In addition, we provide direct, remote and online equipment monitoring and maintenance primarily through our field and office personnel and through local contractors as necessary. We also offer fine collection and processing as an optional service for our customers.

We have been able to leverage the infrastructure and technology developed for our CrossingGuard system to support all of our traffic enforcement products. All of our citation processing services utilize our proprietary Citation Composer software, which allows us to retrieve and review images and format pictures and other data for citation processing. Citation Composer supports the necessary interfaces with state departments of motor vehicles, local police departments and court systems to facilitate review and approval of citations, court scheduling, providing evidence packages and tracking payment and resolution of the citations. Our customer service platform supports our entire product line, and enables us to integrate additional products without significant development costs.

Other Traffic Products

We have two other traffic management products - Rail CrossingGuard and TrafficVision. We have chosen to focus our efforts on the automated enforcement market and are no longer marketing or developing these products. Therefore, we do not expect to receive material revenue related to them in the future.

Rail CrossingGuard. We developed Rail CrossingGuard, a system to monitor grade-crossing vehicles and train traffic, as well as signalization activity, to provide grade-crossing-integrity measurement, real-time crossing alert capabilities and crossing violation enforcement. This product has the potential to enhance rail-crossing safety by improving signal and crossing gate monitoring, alerting personnel to dangerous crossing situations, and enforcing train and vehicle safety regulations. Rail CrossingGuard may also be integrated with train communications systems to provide a method of alerting trains to dangerous rail crossing conditions.

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

Sales, Marketing and Methods of Distribution

We market our products and services to municipalities and governmental traffic management departments. As of December 31, 2005, our nationwide direct sales force had grown to ten individuals from four in early 2005, and our marketing support group consists of four people. In addition, members of senior management are actively involved in sales and marketing. Because our products require technical assistance during the sales and installation processes, our marketing team also accesses our internal staff of program managers and field engineers. Within the last 12 months we have also engaged the services of several consultants and lobbyists to assist with our marketing and sales efforts.

We obtain product inquiries from customer referrals, product mailings, attendance at trade shows, trade press coverage and our Internet site. Most CrossingGuard contracts are obtained through competitive proposal processes in response to requests for proposals, or RFPs, issued by municipalities. In some cases, our customers may issue a sole-source contract, avoiding the RFP process. Our sales force actively engages in direct discussions with potential customers to encourage sole-sourcing or the issuance of RFPs that incorporate our products’ features. We also subscribe to multiple services that advise us of relevant RFPs, issued by state and local governments. Purchasing decisions are influenced by the advantages of a particular product, customer references, existing relationships with the jurisdiction, pricing, and in some cases, consultant and lobbyist activities. In 2005, we submitted 43 proposals to state and local governments. As of December 31, 2005, as a result of bids submitted in 2004 and 2005, we were awarded 10 contracts and we have been selected as the provider by, but not entered into a contract with, 5 municipalities. No provider has been selected with respect to 7 of the RFPs to which we responded in 2005.

Our 2006 marketing and sales plan includes state-specific marketing, comprehensive municipal coverage by our expanded sales team and consultant and lobbyist engagements.

Research and Development Activities

The focus of our research and development is on improvements to our products and technologies in order to maintain and increase our products’ competitive advantages as well as customer service and satisfaction. We also consider developing new technologies and products that we believe will complement our traffic enforcement product line.

We have recently completed development of two new products:

•
Our "All Digital" CrossingGuard system, which enhances image quality (up to 12.4 megabytes), efficiency and reliability while reducing installation costs and supporting infrastructure needs.  The All Digital system uses decentralized processing and provides a completely digital Ethernet solution.  With internet protocol addressable cameras, it can provide live video for homeland security or other applications; and

•
Our CrossingGuard Speed system, which can utilize any of three speed detection systems - Ka band radar, single beam traditional LiDAR and Vitronic’s scanning LiDAR. The integration of all known types of non-intrusive speed sensors into our product allows us to deliver a full array of solutions to the customer while maintaining the advantage of full motion digital video.

We have begun development of a high-speed enforcement detection system for the CrossingGuard fixed speed platform. This system will allow accurate speed detection and measurement using a video tracking system. This will allow for an inexpensive and non-detectible sensor system to enforce speed through intersections and at fixed speed locations.

We spent $1,737,000, $157,000, and $122,000 in the years ended December 31, 2005, 2004 and 2003 respectively, on research and development. The more significant 2005 research and development expenditures are attributable to development of the CrossingGuard all digital video solution and, to a larger degree, the US commercialization and back office integration of the PoliScanspeed product. We expect these costs to decrease in 2006.

Patents

We have continually sought and obtained patent protection for our traffic enforcement systems and for our proprietary neural networks, which have as a principal feature rapid learning from a relatively small number of examples, or the application of video techniques in traffic management applications. Our patented neural network exhibits rapid learning and minimizes the internal connections needed for it’s functioning. We believe that these capabilities make our technology uniquely suited to applications that require field trainability or self-modification to adapt to new or changing patterns in the data. Our patents also cover multiple-neural-network systems, which enabled us to develop products that combine high accuracy with high processing speeds.

During 2005, we received one patent relative to the CrossingGuard product line. The patent recognizes the use of a virtual violation line for detecting red light violations. During 2004, we received two patents relative to the CrossingGuard product line. The first patent recognizes the transmission of video as part of the user interface in our CitationComposer software for ticket processing and issuance. The second patent recognizes the invention of a traffic sensor. During 2003, we received two patents relative to the CrossingGuard product line. One of the patents recognizes our method of predicting and recording a red light violation with a video-based system including the use of violation probability scores. The other patent defines a system and method of detecting and filtering non-violations in a traffic light enforcement system employing a video camera to improve the effectiveness of the system.

As of December 31, 2005, we own 13 U.S. patents and 2 foreign patents. We have two foreign patent applications pending. We also have one pending U.S. patent application acquired from Transol. Seven of our U.S. patents, both of our foreign patents and all of our patent applications have relevance to our traffic enforcement business. The foreign patents correspond to one or more of the U.S. patents. Our patents expire at various times from 2006 to 2021. None relevant to our traffic enforcement business expire before 2018.

Competition

We believe that our products are more technologically advanced than competing systems for traffic enforcement. In red light enforcement, our competition generally consists of multiple still image red light camera systems. These systems generally rely on digital still cameras (or older wet film 35mm cameras) that record only a few frames of evidence regarding a violation and detect vehicles through the use of in-ground sensor loops. In-ground sensor loops require digging up the pavement and are generally unresponsive to vehicles moving below twelve miles per hour. For wet film systems, there is the added burden of retrieving, replacing, developing and scanning the film. Most competitors have developed digital still systems and do not promote wet film applications.

CrossingGuard vehicle detection cameras are installed above the ground, on roadside poles or mast arms. This helps avoid some of the logistical problems associated with installing in-ground loop sensors at an intersection. The system’s digital video evidence consists of both front and rear vehicle images. This ensures fairness so that violations are not issued out of context (e.g., if the violation occurred to make way for an emergency vehicle, as part of a funeral procession or to avoid a crash). In case of a dispute, unlike non-video systems, the violation video sequence can be replayed. This perception of fairness makes our video evidence attractive to city councils, law enforcement officials, courts and the general public.

In speed enforcement, competition is generally limited to single-beam LiDAR or indiscriminate radar detection systems.

Our largest competitors in the enforcement market are ACS, which has the greatest number of red-light and speed camera systems installed, and Redflex Traffic Systems, Inc. Among others are Laser Craft, Mulvihill/ATS, Peek Traffic (Quixote Corp.), Traffipax, and Siemens. Although these companies generally use buried loops, digital still cameras and/or wet film systems, single-beam LiDAR or radar, some may pose a competitive threat due to their size, market share, legacy customer relationships, enhanced driver image, additional products offered and/or citation-processing experience.

Most of our competitors have significantly greater financial, marketing and other resources. As a result, they may be able to respond more quickly to new or emerging technologies or to devote greater resources to the development, promotion and sale of their products than we may. Competitive pressures faced by us may materially affect our business, financial condition and results of operations in an adverse way.

Contracts with Governmental Entities

Our agreements are generally service contracts with states or municipalities that in most circumstances may be cancelled by the customer for various reasons. Because these contracts are generally self-funded from ticket fees collected from red-light violators and some contracts contain termination fee provisions, we do not expect termination to be a significant risk. We retain all patent and other proprietary rights from products developed and delivered under government-supported contracts.

Employees

As of March 15, 2006, we had 102 full-time employees, comprising 17 in software engineering and product development, 23 in processing and system support, 38 in program management and field services, 12 in sales and marketing and 12 in management, finance and office support.  None of our employees are represented by a labor union. We have experienced no work stoppages and management believes our employee relationships are generally good.

ITEM 1A.	Risk Factors

This Annual Report on Form 10-K and other communications made by us contain forward-looking statements, including statements about our growth and future operating results, development of products, sales and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will” and similar expressions to help identify forward-looking statements. References to “we,” “us,” and “our” refer to Nestor, Inc. and its subsidiaries.

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

We have a history of net losses. For the years ended December 31, 2005, 2004, and 2003, our net losses have been approximately $6,764,000, $6,178,000, and $5,325,000, respectively. As of December 31, 2005 we had an accumulated deficit of $60,988,000. We expect to incur continuing losses for the foreseeable future due to significant marketing, product delivery, engineering and general and administrative expenses, and those losses could be substantial. We will need to generate significantly higher revenue, or reduce costs, to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.

We will need additional financing, which may be difficult or impossible to obtain and may restrict our operations and dilute stockholder ownership interest.

At December 31, 2005, we had approximately $13.7 million of outstanding debt, at par value. We will need to raise additional funds in the near future to fund our operations, deliver our products, expand or enhance our products and services, finance acquisitions and respond to competitive pressures or perceived opportunities. Because the nature of our operations requires us to bear all the up-front costs of deploying our technology, additional funds may be crucial to our continuing operations. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise the additional financing.

If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result and the terms of the financing may adversely affect the holdings or the rights of such stockholders. If we raise additional funds through a debt financing, the terms and conditions of the debt financing may result in restrictions on our operations or require that we grant a security interest in some or all of the assets for which such debt financing would be used. Any debt that we incur could have significant additional negative consequences, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing;

•
Requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of expected cash flow available for other purposes, such as sustaining our operations, capital expenditures and research and development;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	Placing us at a possible competitive disadvantage to competitors with less debt and to competitors that have better access to capital resources.

Additionally, we could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

Substantially all of our current revenue is from a single product and related services.

Currently, substantially all of our revenue is from our red light enforcement systems and services. While we have recently begun to deploy the speed enforcement products, there can be no assurance that we will be able to generate significant revenue from this product or that we will be able to develop other sources of revenue. Because our revenue depends substantially on a single product, any decrease in the market share held by CrossingGuard, unless offset by other revenue sources, would have a substantial adverse effect on our business, financial condition and results of operations. If we fail to meet our expectations for the growth in sales of CrossingGuard and Poliscan or if we are not able to expand our speed enforcement business or develop other sources of revenue, we will not be able to generate the significantly higher revenue that we believe we must generate to achieve profitability.

We have limited experience in the speed enforcement market.

We have limited experience in the speed enforcement market. Currently, we are only party to two speed enforcement contracts, one of which is a pilot program that we expect will run through the end of the current school year, and thereafter be replaced by a longer term program with a vendor selected through an RFP. There can be no assurance that we will obtain additional speed enforcement contracts. Furthermore, since we have only limited experience in deploying the Poliscan automated enforcement system, we cannot assure you that this product will be profitable, new customers will be obtained, or that any revenue from the sale of these systems will be sustainable.

We may not maintain our rights to market Poliscan.

Under our contract with Vitronic, if we fail to generate specific sales volume during each year of the contract beginning with the year ending June 30, 2006, Vitronic can elect to terminate our exclusivity or the entire contract. There can be no assurance that we will meet the performance targets under the contract. Because the growth of our speed business, namely the increased deployment of Poliscan systems, is such a key component of our growth strategy, the termination of the Vitronic contract would adversely affect our business and results of operations.

Our financial condition and results of operations may be adversely affected if we are unable to secure and maintain future contracts with government entities.

Contracts with government entities account for essentially all of our revenue. The majority of these contracts may be terminated at any time on short notice with limited penalties. Accordingly, we might fail to derive any revenue from sales to government entities in any given future period. If government entities fail to renew or if they terminate any of these contracts, it would adversely affect our business and results of operations. Our existing contracts typically authorize the installation of our products at a specified number of approaches. As of December 31, 2005, our active contracts with state and local governments authorized the installation of CrossingGuard at up to an additional 172 approaches. In many cases, we cannot proceed with these installations until the sites have been approved by the contracting entities, which can be a lengthy process. In those cases, if government entities fail to approve sites, we will not be able to deliver products and services or generate revenue associated therewith. We cannot assure you that all approaches under contract will ultimately be installed.

We face substantial competition and may not be able to compete successfully.

Many other companies offer products that directly compete with CrossingGuard and our speed products. Many of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do and may be able to bring new technologies to market before we are able to do so. Some of our competitors may have a competitive advantage because of their size, market share, legacy customer relationships, enhanced driver imaging, additional products offered and/or citation-processing experience. Current and potential competitors may establish cooperative relationships with one another or with third parties to compete more effectively against us. One of our competitors, Affiliated Computer Services, Inc. (ACS), offers state and local governments solutions to a wide variety of data processing issues, has the greatest number of red light camera systems installed, and may have a competitive advantage because of the scope of its relationship with, and the volume of transactions it conducts for, a particular government. It is also possible that new competitors may emerge and acquire market share. Additionally, if we are not successful in protecting our patents, we could lose a competitive advantage. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The failure of governments to authorize or maintain automated traffic enforcement may hinder our growth and harm our business.

Currently, 23 states and the District of Columbia either authorize some use of automated red light enforcement or allow municipalities to elect to do so under “home rule” laws, whereby the authority to act in local affairs is transferred from the state to local counties and municipalities through a local home rule charter. It is uncertain at this time which additional states, if any, will allow the use of automated red light enforcement or if there will be other changes in the states that currently allow the practice. If additional states do not authorize the use of automated red light enforcement, our opportunities to generate additional revenue from the sale of CrossingGuard systems and related services will be limited.

Additionally, some states that had previously authorized some use of automated red light enforcement could fail to maintain such authorization. For example, last year the Virginia General Assembly declined to extend authorization for automated red light enforcement beyond the sunset date of June 30, 2005 in the enabling legislation. We had two revenue-producing red light enforcement contracts with municipalities in Virginia. We anticipate no material revenues from the 14 approaches covered by these contracts unless there is a change in Virginia law. It is possible that other states or municipalities could prohibit the use of red light enforcement systems in the future, which could adversely affect our business, financial condition and results of operations.

The market for automated speed enforcement products in the United States is very limited. Ten states and the District of Columbia either authorize some use of automated speed enforcement or allow municipalities to elect to do so under “home rule” laws. Some of these states authorize automated speed enforcement only in limited circumstances such as school or work zones. If additional states do not authorize automated speed enforcement, our opportunities to generate additional revenue from the sale of automated speed enforcement systems and related services will be limited.

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

In states in which municipalities or counties are allowed to use automated enforcement under home rule laws, those municipalities or counties must act in accordance with state law in exercising that authority. The failure to act in accordance with state law would subject its automated enforcement program to legal challenge, which, if successful, could invalidate the program. As a result, we could lose our contract with that municipality or county and be required to refund revenue from that program.

Our products might not achieve market acceptance, which could adversely affect our growth.

The market for our products is still emerging. The rate at which state and local government bodies have accepted automated enforcement programs has varied significantly by locale. We expect to continue to experience variations in the degree to which these programs are accepted. Our ability to grow will depend on the extent to which our potential customers accept our products. This acceptance may be limited by:

•	The failure of states to adopt or maintain legislation enabling the use of automated traffic enforcement systems;

•	The failure of prospective customers to conclude that our products are valuable and should be used;

•	The reluctance of our prospective customers to replace their existing solutions with our products;

•	Marketing efforts of our competitors; and

•	The emergence of new technologies that could cause our products to be less competitive or obsolete.

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

Our speed products are not certified by the International Association of Chiefs of Police.

Potential customers may require or prefer IACP certification of automated speed enforcement equipment. Were a potential customer to require or prefer IACP certification, we would or could lose that potential customer, which would have a material adverse effect on our business, financial condition and results of operations.

Concerns about privacy rights and negative publicity regarding our industry could slow acceptance of our products.

Various advocacy groups and some politicians have expressed concerns that automated traffic enforcement products infringe individual privacy and due process rights. Such concerns can delay the acceptance of our products and result in legal challenges that impede implementation of our traffic enforcement systems. Our business is more vulnerable to these types of challenges because the automated traffic enforcement industry is emerging. Furthermore, in the event of adverse publicity, whether directed at us or our competitors’ products, due to processing errors or other system failures, the automated traffic enforcement industry could suffer as a whole, which would have a material adverse effect on our business, financial condition and results of operations.

Concentration of our processing operations in one location exposes us to potential business interruption in the event of a natural disaster.

We maintain substantially all of our operations, including all of our red light and speed enforcement equipment, at our Providence, Rhode Island headquarters. A disruption of our operations for any reason, including theft, government intervention or a natural disaster such as fire, earthquake, flood or other casualty could cause us to limit or cease our operations, which would have a material adverse effect on our business, financial condition and results of operation. Although we maintain business interruption insurance to cover natural disasters, no assurance can be given that such insurance will continue to be available to us on commercially reasonable terms, if at all, or that such insurance would be sufficient to compensate us for damages resulting from such casualty. In addition, no assurance can be given that an interruption in our operations would not result in permanent loss of significant customers, which would have a material adverse effect on our business, financial condition and results of operation.

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

Our financial performance will depend to a significant extent on our ability to successfully develop and enhance our products. We must successfully identify product and service opportunities, and develop and bring our products and technologies to market in a timely manner. The success of our product introductions will depend on several factors, including:

•	Proper product definition;

•	Timely completion and introduction of enhanced product designs;

•	The ability of subcontractors and component manufacturers to effectively design and implement the manufacture of new or enhanced products and technologies;

•	The quality of our products and technologies;

•	Product and technology performance as compared to competitors' products and technologies;

•	Market acceptance of our products; and

•	Competitive pricing of products, services and technologies.

We have in the past experienced delays in completing the development or the introduction of new products. Our failure to successfully develop and introduce new or enhanced products and technologies or to achieve market acceptance for such products and technologies may materially harm our business and results of operations.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. We may incur significant expenses in anticipation of revenue, which may not materialize and we may not be able to reduce spending quickly if our revenue is lower than expected. In addition, our ability to forecast revenue, particularly with respect to our new speed products, is limited. As a result, our operating results are volatile and difficult to predict and you should not rely on the results of one quarter as an indication of future performance. Factors that may cause our operating results to fluctuate include the risks discussed in this section as well as:

•	Costs related to customization of our products and services;

•	Announcements or introductions of new products and services by our competitors;

•	The failure of additional states to adopt or maintain legislation enabling the use of automated traffic enforcement systems;

•	Determinations by state and local government bodies to utilize our equipment without the additional processing services we provide;

•	Software defects and other product quality problems;

•	A shift towards fixed rate, as opposed to per ticket, compensation arrangements for our speed products, which could adversely affect revenues;

•	Adjustments in the estimates used to report revenue under contracts that require payment only after our customer has collected the fine;

•	The discretionary nature of our customers’ internal evaluation, approval and order processes;

•	The varying size, timing and contractual terms of orders for our products and services; and

•	The mix of revenue from our products and services.

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

Our sales cycles typically range from several months to over a year. Accordingly, it is difficult to predict the quarter in which a particular sale will occur and to plan our expenses accordingly. The period between our initial contact with potential customers and the installation of our products, the use of our services and our generation of revenue, if any, varies due to several factors, including:

•	The complex nature of our products and services;

•	Political or legal challenges to legislation authorizing the use of automated traffic enforcement systems;

•
The novelty of automated traffic enforcement in many jurisdictions and a lack of familiarity with automated traffic enforcement systems on the part of legislative, executive and judicial bodies and the public;

•	The selection, award and contracting processes at municipalities and other government entities, including protests by other bidders with respect to competitive awards;

•	Our customers’ internal evaluation, approval and order processes;

•	The site evaluation and analysis process; and

•	Our customers' delays in issuing requests for proposals or in awarding contracts because of announcements or planned introductions of new products or services by our competitors.

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

Our business employs a wide variety of components, equipment and materials from a limited number of suppliers. To date, we have found that the components, equipment and materials necessary for the development, testing, production and delivery of our products and services have sometimes not been available in the quantities or at the times we have required. Our failure to procure components, equipment and materials in particular quantities or at a particular time may result in delays in meeting our customers’ needs, which could have a negative effect on customer satisfaction and on our business, financial condition and results of operations.

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

We may make acquisitions, which could divert management’s attention, cause ownership dilution to our stockholders and be difficult to integrate.

We may seek to expand our operations through the acquisition of complementary businesses. Our future growth may depend, in part, upon the continued success of our acquisitions. Acquisitions involve many risks, which could have a material adverse effect on our business, financial condition and results of operations, including:

•	Acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•
Integration of acquired businesses and technologies may not be successful and we may not realize anticipated economic, operational and other benefits in a timely manner, particularly if we acquire a business in a market in which we have limited or no current expertise or with a corporate culture different from ours;

•	Potential dilutive effect on our stockholders from the issuance of common stock as consideration for acquisitions;

•	Adverse effect on net income from impairment charges related to goodwill and other intangible assets, and other acquisition-related charges, costs and expenses effects on net income;

•
Competing with other companies, many of which have greater financial and other resources, to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms or at all; and

•	Disruption of our existing business, distraction of management, diversion of other resources and difficulty in maintaining our current business standards, controls and procedures.

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

As of December 31, 2005, our President and Chief Executive Officer beneficially owns approximately 50.1% of our common stock, which includes shares of common stock held by Silver Star Partners I, LLC (Silver Star), of which he serves as the managing director. Based on the number of shares of common stock outstanding as of February 28, 2006, our President and Chief Executive Officer will be able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or business combination even if the transaction might be beneficial to our stockholders.

In addition, Section 203 of the General Corporation Law of the State of Delaware restricts business combinations with any “interested stockholder” as defined by the statute. The statute may have the effect of delaying, deferring or preventing a change in control of our company.

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

We have a significant number of options, warrants and convertible securities outstanding, which could result in substantial dilution to the purchasers of shares in this offering.

As of December 31, 2005, we have issued and outstanding warrants and options to purchase up to approximately 3,044,358 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into approximately 1,924,399 shares of our common stock. The exercise of such warrants and options and conversion of convertible securities may dilute the interests of all stockholders. Furthermore, the documents governing our convertible debt have anti-dilution provisions, pursuant to which the conversion price is reduced if we sell common stock at a price below the conversion price, which is now $4.40 per share. Possible future resale of common stock issuable from such warrants and options or conversion of such convertible securities could adversely affect the prevailing market price of our common stock.

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

There were approximately 20,364,876 shares of our common stock outstanding as of February 28, 2006, of which approximately 9,047,742 shares were freely tradable without restrictions or further registration under the Securities Act. Silver Star, our majority stockholder, has the right to require us to register under the Securities Act their resale of all 9,589,941 shares of common stock that it owns, as soon as practicable after Silver Star requests that registration. We are also obligated to register for resale the 1,237,811 shares we sold to accredited investors on January 31, 2006 and 203,774 shares held by Laurus Master Fund, Ltd.

ITEM 2.	Properties.

In October 2005, we relocated our corporate headquarters from 400 Massasoit Avenue, East Providence, Rhode Island to 42 Oriental Street, Third Floor, Providence, Rhode Island. We are party to a five-year lease for 12,700 square feet of office space and 11,000 square feet of warehouse space at this new location with lease payments of approximately $7,400 per month for the office space, subject to increase for renewal terms. The warehouse space is rent-free until the first anniversary of the lease, at which time annual rent for the warehouse space will adjust to $4.00 per square foot. We are still the lessee of 4,800 square feet of our former corporate headquarters in East Providence, at a monthly rent of $6,141, for which we are attempting to find a sublessee. Our obligations under that lease expire on May 31, 2007.

We also maintain a local field office in San Diego, California on a two-year lease dated July 2004, and pay approximately $2,600 per month. In addition, we maintain a local field office in Placentia, California on a two-year lease dated February 2004, and pay approximately $1,400 per month. We are planning on relocating our San Diego offices to the Los Angeles area to improve the support for our customers located in and around the Los Angeles. We may consolidate the Placentia field office with the Los Angeles office, depending on facility layout and availability.

ITEM 3.	Legal Proceedings.

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. No decision has been made by the judge on that motion. The judge stayed all discovery pending the outcome of that motion.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nusiance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. No decision has been made by the judge on that motion. The judge stayed all discovery pending the outcome of that motion.

Sherrod Vans of Jacksonville, Inc., a former vendor that provided van customization services to us, has filed suit against us in the Circuit Court (Duval County, Florida), alleging that we failed to pay for some of the services that they provided. Sherrod is seeking payment from us of $114,075. Among the items for which they are seeking payment are items that have not been delivered to us. If Sherrod delivers those items, the amount in dispute is less than $20,000.

In addition, from time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not currently have any pending litigation other than that described above.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq National Market under the symbol “NEST.” The following table reflects the range of the reported high and low last sale prices on the Nasdaq National Market for the periods indicated:

	Low	High
Year Ended December 31, 2005

1st Quarter	$4.50	$7.43
2nd Quarter	$5.05	$7.00
3rd Quarter	$4.40	$6.75
4th Quarter	$4.80	$9.17

Year Ended December 31, 2004

1st Quarter	$2.85	$4.00
2nd Quarter	$3.16	$4.10
3rd Quarter	$4.05	$5.00
4th Quarter	$4.75	$7.85

Holders of Common Stock
At March 24, 2006, the number of holders of record of the issued and outstanding common stock of the Company was 404.

Dividend Policy
The Company has not paid any cash dividends with respect to its common stock since formation and does not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

ITEM 6.	Selected Financial Data.

The following data includes the accounts of Nestor, Inc. for all periods presented and NTS for the years 2004, 2003, and 2002 and for the period September 13, 2001 through December 31, 2001. The Company’s investment in NTS was recorded on the equity method prior to September 13, 2001. The financial statements for fiscal years 2004 and 2003 and for the fiscal quarters therein, along with the first three quarters of fiscal 2005, have been restated. You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” Item 1A, “Risk Factors,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	(In Thousands, Except Share And Per Share Information)
		(As Restated)	(As Restated)
	2005	2004	2003	2002	2001
Revenue	$7,769	$6,035	$2,706	$2,122	$3,521
Operating loss	(9,277)	(4,647)	(4,261)	(15,127)	(1,297)
Gain on debt extinguishment, net	---	508	---	---	---
Loss on debt refinancing	(509)	---	---	---	---
Contract termination reserve	---	---	(125)	---	---
Gain on royalty assignment	---	---	---	2,812	---
Loss from investment in affiliate	---	---	---	---	(81)
Other expense	(704)	(334)	(504)	(319)	(187)
Derivative instrument expense, net	3,726	(1,705)	(435)	---	---
Net loss	$(6,764)	$(6,178)	$(5,325)	$(12,634)	$(1,565)
Loss per share:
Weighted number of outstanding shares - basic and diluted	18,826,966	18,223,609	12,964,498	5,047,611	2,881,877

Loss per share	$(0.36)	$(0.34)	$(0.41)	$(2.50)	$(0.54)

SELECTED BALANCE SHEET DATA:

Total assets	$19,215	$18,847	$16,299	$9,201	$22,035
Working capital (deficit)	$(2,097)	$6,786	$3,294	$(1,572)	$1,775
Long-term liabilities	$6,420	$7,812	$3,322	$2,849	$2,830

(Note: Earnings per share information as previously reported for fiscal years ended December 31, 2002 and 2001 have been adjusted to a post-reverse split basis.)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of our operations contains forward-looking statements, including statements about our growth and future operating results, development of products, sales and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often used the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will” and similar expressions to help identify forward-looking statements.

Actual results may differ from those indicated by such forward-looking statements as a result of various important factors, including, without limitation, those factors discussed in this annual report under the heading “Risk Factors.”

The following discussion and analysis gives effect to the restatement described in Note 3 in the Notes to the Consolidated Financial Statements. For this reason, the data in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, manages the process of issuing and processing a citation. PoliScanspeed, our new speed enforcement product, uses technology developed by Vitronic. We have exclusive marketing rights to Poliscan in North America through February 2010, subject to meeting certain sales minimums. By coupling CrossingGuard and Poliscan equipment with Citation Composer, our proprietary citation preparation and processing software, we provide fully integrated, turnkey red light and speed enforcement solutions.

We generate recurring revenue through contracts that provide for equipment leasing and services on a fixed and/or per citation fee basis. Essentially all of our revenue prior to September 30, 2005 was generated through contracts for our CrossingGuard system as explained below. Beginning in the fourth quarter of 2005, we started generating revenue from our PoliScan system. The economics of the CrossingGuard product are tied to the number of operating systems in the field and, to an increasingly lesser extent, the number of violations processed by such systems. Throughout 2003 and 2004, there was a trend by customers towards a fixed monthly fee as opposed to variable per ticket fee pricing structures for CrossingGuard systems. Because fixed fees are based upon the expected level of violations over the contract term, the shift to monthly fixed fee contracts should result in a more stable revenue stream for these installations. Many of our initial CrossingGuard contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services. Depending on the terms of each contract, we realize from $11 to $99 per citation issued or paid and/or fixed monthly fees ranging from $2,000 to $12,000 per approach for system delivery and processing services.

State statutes providing for automated red light enforcement may impose liability on either the driver or the registered owner of a vehicle for a violation. Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver. Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the registered owner. Because only the license plate is required for identification under a registered owner statute, program operating efficiencies are much higher, resulting in lower per citation costs and monthly fees for CrossingGuard systems installed in these jurisdictions. Of the twenty-four jurisdictions that currently allow for automated red light enforcement programs, five require that a driver be identified; the other states limit identification to the vehicle license plate and impose liability on the registered owner. Driver identification states are generally in the western part of the US, and include California, Arizona, Oregon, Utah, and Colorado.

Almost all of our contracts provide for the lease of equipment and the services as a bundled, turnkey program over three to five years. The equipment leases are generally classified as operating leases under FAS 13 “Accounting for Leases” and the revenues are realized along with service revenues as services are delivered to a customer over the life of the contract. One contract with Delaware DOT provided for a monthly lease of the roadside equipment, and we transferred this lease to GE Municipal Services for the face value of the roadside equipment, or $80,000 per approach. In accordance with FAS 13, this lease qualified as a sales-type financing lease and we recognized the value received from the leased equipment, and expensed the associated costs of the system in the same period. We delivered 11 and 20 systems to Delaware DOT in 2004 and 2005, respectively, and have completed deliveries of units under the current contract terms.

Our existing CrossingGuard contracts with government entities typically authorize the installation of systems at a specified number of approaches. As of December 31, 2005, our existing active contracts authorized the installation of our CrossingGuard product at up to an additional 172 approaches. Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard contracts.

	December 31,
	2005	2004	2003
Number of Approaches and Units:

Installed, operational and revenue-generating:
CrossingGuard red light approaches	171	111	88
Poliscanspeed Units	4	0	0
Additional Authorized Approaches:
CrossingGuard red light approaches	172	128	47
Poliscanspeed Units	5	0	0

Total	352	239	135

On October 26, 2005, we deployed the first of four approved Poliscan systems in the City of Akron, Ohio. As of December 31, 2005, we had contracts with two municipalities authorizing the installation of up to 9 speed enforcement systems, including Akron. Our agreement with Akron is a pilot program that had an initial 90-day term followed by automatic monthly renewals. The program is still operating under those renewals. We expect that it will run until the end of the school year, and that, thereafter, Akron will seek a longer term program through an RFP. We will receive a fee of $19 to $23 per ticket paid under the agreement with Akron. We expect that our PoliScanspeed contracts will compensate us on a per ticket paid basis in return for both equipment lease and citation processing and customer support services. We anticipate that we will generally receive fees from $10 to $25 per ticket under our future Poliscan contracts depending on factors including number of units ordered, length of contract, service levels provided, and competition.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future. We may incur significant expenses in anticipation of revenue, which may not materialize and we may not be able to reduce spending quickly if our revenue is lower than expected. In addition, our ability to forecast revenue, particularly with respect to our new speed products, is limited. As a result, our operating results are volatile and difficult to predict and you should not rely on the results of one quarter as an indication of future performance. Factors that may cause our operating results to fluctuate include costs related to customization of our products and services; announcements or introductions of new products and services by our competitors; the failure of additional states to adopt or maintain legislation enabling the use of automated traffic enforcement systems; determinations by state and local government bodies to utilize our equipment without the additional processing services we provide; equipment defects and other product quality problems; a shift towards fixed rate, as opposed to per ticket, compensation arrangements for our speed products, which could adversely affect revenues; the discretionary nature of our customers’ internal evaluation, approval and order processes; the varying size, timing and contractual terms of orders for our products and services; and the mix of revenue from our products and services.

During our first 25 years of operations, we developed a number of patented intelligent software solutions for decision and data-mining applications, including financial services, fraud detection and intelligent traffic-management systems. In 2000, we made the strategic decision to concentrate on our traffic management technologies and began to dispose of our other product lines. By 2003, we had exited our financial services, fraud detection and Rail CrossingGuard and TrafficVision business lines, and had refocused our resources on our traffic safety and enforcement systems such as CrossingGuard, our current primary source of revenue. This transition involved a series of licensing arrangements and transfers of our rights. In early 2001, we also entered into two separate source-code licensing agreements for our fraud detection product line appointing Applied Communications, Inc., or ACI, and Retail Decisions, Inc., or ReD, as co-exclusive resellers in the transaction processing industry. Royalty revenues from ACI continued through June 2002 when the royalty stream was assigned to Churchill Lane Associates, or CLA. We do not expect to receive future revenues from this license. Additionally, we transferred to ReD certain of our assets that supported the technology licensed under our license to ReD. No ongoing revenues are expected to be realized from ReD. The licensing, royalty and other payments we received under these licensing arrangements and other transfers of our property and technology financed our operations during 2001 and 2002 and enabled us to develop our traffic enforcement business.

On August 31, 2005, we acquired certain assets of Transol USA, one of our competitors, in a foreclosure sale. The assets included contracts to provide automated red light enforcement services in six U.S. cities at an aggregate of 39 red light approaches, as well as related equipment, intellectual property, inventory, work in process, accounts receivable and unbilled contract revenue related to Transol’s red light enforcement services. We paid $1.8 million for the acquired assets. We funded the acquisition of the acquired assets with internal working capital.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. For more information, see Note 2 to the audited financial statements included elsewhere in this report. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”), revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of sales arrangements exist, (b) delivery has occurred, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied.

The majority of our revenue is derived from three types of customer arrangements:

a.
We provide hardware and equipment, and related third party embedded software (“roadside systems”). The third party embedded software is considered incidental to the system as a whole. In these arrangements, we typically sell or lease the system as a stand alone roadside system and account for it either as a direct sale, in one instance as a sales type lease, as it met the criteria of a sales type lease in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 13 - Accounting for Leases, or in most other cases as an operating lease accounted for on a monthly basis. For each arrangement, usually upon delivery for the sales type lease or monthly for operating type leases, revenue is recognized as there exists evidence that an arrangement exists, the system is delivered, the price is fixed or determinable, and collectability is reasonably assured in accordance with SAB 104;

b.
We provide services, which typically include citation processing, back office and hosting services. Software is more than incidental to the services as a whole, but 1) is used by us to capture and internally process the violations and 2) customers do not have the right to and do not take possession of our detection and tracking, or our citation processing and back office software. For these services, we typically recognize revenue on a fixed monthly fee or a per citation fee basis. Revenue usually commences for these service arrangements, upon the first month after inception of operations, as there exists evidence that an arrangement exists, services have been rendered or delivered (citations and other services are delivered), the price is fixed or determinable, and collectability is reasonably assured; and

c.
For two current customers who want to process their own citations, we lease them our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For this arrangement, we recognize revenue in accordance with Statement of Position 97 -2 Software Revenue Recognition. Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued.

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable.

Unbilled contract revenue

Unbilled contract revenue represents revenue earned by us in advance of being billable under customer contract terms. Under the terms of some current contracts, we cannot bill the municipality until the court has collected the citation fine. Through September 30, 2005, management recorded unbilled contract revenue in these situations at a net amount, based upon a historical pattern of collections by the courts for the municipalities. The pattern of collections on these citations was periodically reviewed and updated by management.

Based upon review of this policy during discussions with the Securities and Exchange examining division, management decided to defer recognition of income on these contracts until the municipality has collected the applicable citation to which we are entitled to a portion. Management implemented this change in the fourth quarter of 2005 and recorded a cumulative adjustment to reflect the change including a reduction of lease and service revenue and unbilled contract revenues of $149,000.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is evaluated on a regular basis and adjusted based on management’s best estimate of probable losses inherent in receivables, based on historical experience. Receivables are considered to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectable. Subsequent recoveries, if any, are credited to the allowance when received.

Inventory Obsolescence

We evaluate our inventory for excess and obsolescence on a quarterly basis. In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether or not such equipment to be installed requires a change in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Long-Term Asset Impairment

In assessing the recoverability of our long-term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value. If these estimates change in the future, we may be required to record impairment charges that were not previously recorded.

Concentrations of credit risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and trade accounts receivable. We place our cash and temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC limit. However, senior management continually reviews the financial stability of these financial institutions. We routinely assess the financial strength of our customers, most of which are municipalities, and, as a result, believe that our trade accounts receivable credit risk exposure is limited. We do not require collateral from our customers.

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $1,280,000 at December 31, 2005 compared with $6,422,000 at December 31, 2004. At December 31, 2005, we had a working capital deficit of $2,097,000 compared with working capital of $6,785,000 at December 31, 2004.

The $5,142,000 decline in cash is primarily due to the use of $7,782,000 in operating activities that generated our net loss and the use of $5,537,000 in investing activities, primarily to install additional red light and mobile speed technology and acquire assets from a bankrupt competitor. These uses of cash were partially offset by $8,500,000 of net funding obtained during the year through the private placement of notes payable to accredited investors.

Our net worth at December 31, 2005 was $5,407,000 compared with $9,184,000 at December 31, 2004. The decrease in net worth was primarily the result of our twelve month net loss of $6,764,000, partially offset by conversions to common stock by certain holders of our senior convertible notes in the principal amount of $800,000, an increase in additional paid-in capital resulting from the $419,000 ascribed value of warrants issued relating to the issuance of a convertible note in May 2005, and a $1,078,000 increase in additional capital resulting from the ascribed value of stock issued related to our December 28, 2005 debt refinancing. We continue to seek additional sources of equity and debt financing to fund operations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Historically, we have raised capital by/through a series of privately placed debt. See notes 7 and 8 to the consolidated financial statements.

On May 16, 2005, we sold a convertible note in the principal amount of $6,000,000 to an accredited institutional investor, and issued 100,000 warrants at a per share exercise price ranging from $6.69 to $8.43 and expiring on May 16, 2010.

On August 30, 2005 and October 26, 2005, we issued secured promissory notes, each in the principal amount of $1,250,000, to two different accredited investors for the purpose of financing the purchase of mobile speed units.

On December 28, 2005, we sold a new note payable to Laurus Funds for an aggregate principal amount of $6,000,000, and issued common stock equal to 18% of the new financing, or 203,774 shares. The proceeds were used to retire the convertible note issued to Laurus in May 2005.

In January 2006, we sold 1,237,811 shares of common stock in a private placement at $4.42 per share raising $4,822,000, net of expenses, and issued 371,339 warrants at a per share exercise price of $4.91 that expire on January 31, 2009. We used $1,250,000 of the proceeds to retire a note payable and the remainder is being used for general corporate purposes
.
Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Heil Secured Promissory Note	Foundation Partners Secured Promissory Note	Senior Convertible Notes		Fourth Laurus Note	Debt Interest	Total
2006	$205,000	$1,250,000	$1,250,000	$	---	$1,636,000	$1,120,000	$5,461,000
2007	166,000	---	---		5,200,000	2,182,000	799,000	8,347,000
2008	135,000	---	---		---	2,182,000	431,000	2,748,000
2009	135,000	---	---		---	---	---	135,000
2010 &	90,000	---	---		---	---	---	90,000
Thereafter	---	---	---		---	---	---	---
	$731,000	$1,250,000	$1,250,000		$5,200,000	$6,000,000	$2,350,000	$16,781,000

As of December 31, 2005, we have no off balance sheet arrangements.

Future Commitments

For the twelve months ended December 31, 2005, we invested $3,680,000 in capitalized systems for CrossingGuard and speed units and $1,253,000 in roadside system costs expensed under a sales-type lease compared to $1,519,000 invested in capitalized systems and $333,000 in roadside system costs expensed in the comparable period last year. Management expects that we will make significant future commitments for systems related to our CrossingGuard contracts (currently for an additional 172 approaches) and our speed enforcement unit contracts (currently for an additional 5 units).

In November 2005, the Company signed a purchase agreement with one of its vendors. This agreement commits the Company to purchase a minimum of $750,000 over eighteen months expiring in May 2007.

Results of Operations

The following table sets forth selected operating results, including as a percentage of revenue, for the periods indicated:

	Fiscal Year Ended December 31
	2005	%	2004	%	2003	%
			(As Restated)		(As Restated)
Lease & Service Fees	$5,975,000	77%	$5,118,000	85%	$2,677,000	99%
Sales & Royalty Revenue	1,794,000	23%	917,000	15%	29,000	1%
Total Revenue	7,769,000	100%	6,035,000	100%	2,706,000	100%
Cost of sales	5,732,000	74%	3,932,000	65%	1,791,000	66%
Gross profit	2,037,000	26%	2,103,000	35%	915,000	34%
Operating expenses	11,315,000	146%	6,750,000	112%	5,176,000	191%
Loss from operations	(9,277,000)	119%	(4,647,000)	77%	(4,261,000)	157%
(Loss) Gain on Debt	(509,000)	7%	508,000	8%	---	0%
Other income (expense)	(704,000)	9%	(334,000)	6%	(629,000)	23%
Derivative instrument expense, net	3,726,000	48%	(1,705,000)	28%	(435,000)	16%
Net loss	$(6,764,000)	87%	$(6,178,000)	102%	$(5,325,000)	197%

Analysis of the Years Ended December 31, 2005 and December 31, 2004

Revenue

During the year ended December 31, 2005, revenue increased $1,734,000, or 29%, to $7,769,000 from $6,035,000 in the comparable period in 2004. The increase in overall revenue was primarily the result of an increase in lease and service fees and product sales.

Lease and service fee revenues totaled $5,975,000 in 2005, as compared with $5,118,000 in 2004, an increase of $857,000, or 17%, primarily due to additional revenue generating approaches. For the 2005 year, we began the year with 111 revenue generating approaches and ended with 171 revenue generating approaches. During the 2005 year we installed 51 revenue generating approaches, had 26 installed approaches decommissioned, and acquired 35 approaches on August 31 from Transol USA. The 26 decommissioned approaches resulted from: (i) on June 30, 2005 14 approaches in Falls Church and Vienna, Virginia were turned off due to the expiration of the enabling law in Virginia, and (ii) the conclusion of a contract with one customer with 12 approaches. In 2004, we started the year with 88 revenue generating approaches, installed 23 approaches, and ended the year with 111 revenue generating approaches. Additionally, average monthly revenue generated from approaches installed in 2004 and before, decreased in 2005 as violation rates declined, which typically occurs due to modified driver behavior.

Product sales recognized from sales-type leases for CrossingGuard roadside systems, totaled $1,600,000 in the 2005 period, compared with $880,000 in the 2004 period, an increase of $720,000 or 82%. This primarily represents delivery of 20 roadside systems in the 2005 year, compared to delivery of 11 roadside systems in the 2004 year. Additionally, we recognized $158,000 in direct product sales of our CrossingGuard roadside systems in 2005, while in the 2004 period we did not have direct product sales. Residual royalty streams from two customers relating to technology licenses to IBM and NCS accounted for product royalty revenues of $36,000 and $37,000 in 2005 and 2004, respectively.

Cost of Sales

For the year ended December 31, 2005, cost of sales totaled $5,732,000, an increase of $1,800,000, or 46%, compared to $3,932,000 in 2004. The increase in cost of sales is primarily due to the cost of 9 more roadside systems installed under sales-type leases ($1,253,000 in 2005 as compared to $607,000 in 2004), increased amortization of more installed capitalized systems, other direct processing and support costs due to the increase in citation volumes processed, accelerated amortization of capitalized systems in the amount of $201,000 due to the red light enforcement law expiring in Virginia, and because we also recorded a $330,000 charge in 2005 to reserve for obsolete and excess inventory relating to the conversion and upgrade of certain installations from old to new technology to improve violation capture capability.

Gross Profit

For the year ended December 31, 2005, gross profit declined $66,000, or 3%, to $2,037,000 from $2,103,000 in 2004, while gross margin decreased by 9 percentage points to 26% for the year ended December 31, 2005 from 35% for the year ended December 31, 2004. The decline in gross profit is primarily attributable to a higher mix of lower margin sales-type leases in 2005 versus 2004, the $201,000 of accelerated depreciation due to the shutdown of our Virginia customers as a result of the expiration of the red light enforcement law, and the $330,000 of additional excess and obsolete inventory costs related to the conversion and upgrade of certain installations from old to new technology to improve violation capture capability.

Operating Expenses

Total operating expenses amounted to $11,315,000 in 2005, an increase of $4,565,000, or 68%, over total operating expenses of $6,750,000 in 2004. The increase is primarily due to increased engineering and operating expenses from growth in installed CrossingGuard systems and the development of our speed enforcement program, along with increased investments in our sales and marketing efforts.

Engineering and operations expenses totaled $4,050,000 in the year ended December 31, 2005, an increase of $586,000, or 17%, compared to $3,465,000 in 2004. The increase in engineering and operations expenses are primarily attributable to increased personnel and related field support costs driven by our increased installed base as well as an increase in design and engineering consultant expenses.

Research and development expenses totaled $1,737,000 in the year ended December 31, 2005, an increase of $1,579,000 compared with $157,000 in the comparable year of 2004. The increase in research and development expenses primarily resulted from increased spending in salary and related personnel costs and development consultants attributable to projects advancing our CrossingGuard product technology and development and commercialization of our mobile speed enforcement system.

Selling and marketing expenses totaled $2,057,000 in the year ended December 31, 2005, an increase of $1,183,000, or 135%, compared with $874,000 in 2004. Selling and marketing expenses increases in 2005 are primarily attributable to a larger sales force and support personnel with related increases in sales commissions and travel expenses, as well as due to the strategic use of consultants and marketing activities during the year.

General and administrative expenses totaled $3,470,000 for the year ended December 31, 2005, an increase of $1,216,000, or 54%, compared with $2,254,000 in 2004. The increase in general and administrative expenses for the year ended December 31, 2005 compared to 2004 is primarily related to (i) an increase in payroll and related costs, (ii) an increase in accounting and related costs, (iii) an increase in legal expenses for the prosecution of patent infringement cases, which were concluded in June 2005, (iv) an increase in financing fees due to note conversions and a new financing arrangement, and (v) increased costs associated with shareholder communication and meetings.

Gain on Debt Extinguishment

During the year ended December 31, 2004, obligations to Electronic Data Systems, or EDS, under a lease payable and obligations to Laurus under a convertible note originally issued in July 2003 were fully satisfied, resulting in a net gain of $508,000. An early payment on the lease payable resulted in a gain of $681,000, which was partially offset by a prepayment penalty of $173,000 incurred in the repayment of the convertible note.

Loss on Debt Refinancing

During December 2005, the company retired a Laurus convertible note issued in May 2005 in the face amount of $6,000,000 which resulted in a loss on retirement of $509,000 related to the write-off of the discount applied to the note for the value of the warrants originally issued with the note. The note was retired in conjunction with the issuance of a new, non-convertible note to Laurus with a face value of $6,000,000.

Other Expense - Net

Other expense, net totaled $704,000 in the year ended December 31, 2005, an increase of $370,000, or 111%, compared with other expense, net of $334,000 in 2004. In the year ended December 31, 2005, we incurred increased interest expense as a result of higher debt levels, which was partially offset by earnings on investments.

Derivative instrument income/expense, net

For the year ended December 31, 2005, derivative instrument income, net was $3,726,000 as compared to derivative instrument expense, net of $1,705,000 for the year ended December 31, 2004. The change was attributable to changes in the fair market value of embedded derivatives issued with convertible debt as well as for the amortization of the related debt discount established at the time the derivative was bifurcated from the debt when the debt was issued. The fair value of the derivatives will fluctuate based on: our stock price at particular points in time, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. The major factors contributing to the change for the year ended December 31, 2005 were due to the decline in the fair market value of our derivative instrument liabilities relating to our senior convertible note due to the passage of time partially offset by related debt discount amortization. The major factor contributing to the change for the year ended December 31, 2004 was attributable to the increase in the fair market value of our derivative instrument liabilities relating to the increase in our stock price.

Net Loss

For the year ended December 31, 2005, we incurred a net loss of $6,764,000, or $0.36 per share, an increase of $586,000, compared with a net loss of $6,178,000, or $0.34 per share, in 2004. The increase in the net loss was a result of (i) substantial investment in operating activities during 2005 of $7,782,000 to improve the CrossingGuard technologies, introduce and integrate the Poliscanspeed technology, deliver the increased revenues, and to support overall expansion of the companies business; (ii) additional financing and interest costs, related to our debt and financing arrangements, and; (iii) offset by the change in fair market value of the embedded derivatives in our senior convertible notes.

The increase in net loss per share was primarily due to the increase in our net loss discussed above, partially offset by the increase in outstanding shares. During the year ended December 31, 2005, there were 18,826,966 basic and diluted weighted average shares outstanding compared with 18,223,609 for the year ended 2004.

Analysis of the Years Ended December 31, 2004 and 2003

Revenue

During the year ended December 31, 2004, revenue increased $3,329,000, or 123%, to $6,035,000 from $2,706,000 in 2003. The increase in overall revenue was primarily the result of an increase in lease and service fees and product sales.

Lease and service fees totaled $5,118,000 in 2004, as compared with $2,677,000 in 2003, an increase of $2,441,000, or 91%. The increase in lease and service fees were largely attributable to an entire year of revenue from 88 installed approaches during 2004 compared to an entire year of revenue from 42 installed approaches during 2003 and the installation of an additional 23 approaches during 2004.

Product sales, which are recognized from capital sales-type leases for certain CrossingGuard systems sold to Delaware DOT, totaled $880,000 in 2004, as compared with $0 in 2003, an increase of $880,000. Product sales for 2004 represent six CrossingGuard systems sold to Delaware DOT that were financed through GE Capital. Product royalties totaled $37,000 in 2004, as compared with $29,000 in 2003, an increase of $8,000, or 28%. Residual royalty streams from two customers relating to technology licenses to IBM and NCS accounted for all product royalty.

Costs of Sales

Cost of sales totaled $3,932,000 in 2004 as compared to $1,791,000 in 2003, an increase of $2,141,000, or 120%. The increase in cost of sales in 2004 was primarily due to an increase in amortization in the amount of $990,000 because of more installed approaches in 2004 compared to 2003, including $184,000 of accelerated amortization on certain installed approaches that were not renewed, and $558,000 of amortization under sales-type lease accounting for the CrossingGuard systems sold to Delaware DOT.

Gross Profit

For the year ended December 31, 2004, gross profit increased $1,188,000, or 130%, to $2,103,000 from $915,000 in the prior year, while gross margin increased by 1% to 35% for the year ended December 31, 2005 from 34% for 2003. The increase in gross profit is primarily attributable to an average of 100 installed approaches operating during 2004 as compared to an average of 64 approaches in 2003.

Operating Expenses

Total operating expenses amounted to $10,682,000 in the year ended December 31, 2004, an increase of $3,715,000, or 53%, over total operating expenses of $6,967,000 in 2003. The primary changes in 2004 include increased amortization on a greater number of installed approaches, an increase in cost of sales as a result of the sales-type lease accounting for the CrossingGuard systems sold to Delaware DOT, a significant increase in sales consulting expenses and $381,000 of additional patent lawsuit defense expenses. Additionally, headcount increased 33% in 2004 compared 2003, which caused an increase in salaries and fringe benefits and related travel expenses.

Engineering and operations expenses totaled $3,464,000 in 2004, as compared with $2,578,000 in 2003, an increase of $886,000, or 34%. The increase in engineering and operations expenses in 2004 reflected the additional internal and field-based expenses, including expenses for travel, tools and supplies, to support the growing number of installed approaches. Engineering and operations staff growth in 2004 included redeployment of five people from other departments to field support in addition to the hiring of six new employees.

Research and development expenses totaled $157,000 in the year ended December 31, 2004, as compared with $121,000 in 2003, an increase of $36,000, or 30%. The increase in research and development expenses in 2004 was directly attributable to materials purchased in support of on-going research activities.

Selling and marketing expenses increased $519,000 to $874,000, or 146%, in the year ended December 31, 2004, from $355,000 in 2003. The increase in 2004 costs reflected the hiring of a nationwide sales force and the use of outside consultants to support sales activity in strategic markets.

General and administrative expenses totaled $2,254,000 in 2004, as compared with $2,121,000 in 2003, an increase of $133,00, or 6%. The increase in general and administrative expenses was largely the net result of $381,000 for patent lawsuit defense costs in 2004, offset by a $124,000 decrease in financing fees for 2004 and a $180,000 expense for an employee settlement agreement in 2003.

Gain on Debt Extinguishment

Obligations to EDS under a lease payable and obligations to Laurus under a convertible note issued in July 2003 were fully satisfied in January 2004, resulting in a net gain of $508,000. An early payment on the lease payable resulted in a gain of $681,000, which was partially offset by a prepayment penalty of $173,000 incurred in the repayment of the convertible note. There were no corresponding gains or prepayment penalties during 2003.

Contract Termination Reserve

A significant customer contract in our former Rail line of business was terminated by mutual agreement prior to its completion as a result of our decision to focus our resources on CrossingGuard systems and services. We accrued $125,000 of estimated contract termination fees in June 2003, the entire amount of which was paid in December 2004.

Other Expense - Net

For 2004, other expense, net was $334,000, as compared with other expense, net of $504,000 in 2003, a decrease of $170,000, or 34%. In 2004, other expense included $80,000 of interest expense accrued as a result of a 2004 sales and use tax audit, a decrease of $144,000 in interest expense associated with notes payable, a $96,000 realized loss on marketable equity securities and a decrease of $44,000 in warrant amortization as warrants were fully amortized in July 2004. Non-recurring 2003 items included $164,000 of interest expense paid to EDS offset by a $64,000 favorable vendor settlement.

Derivative instrument income/expense, net

For the year ended December 31, 2004, derivative instrument expense, net was $1,705,000 as compared to derivative instrument expense, net of $435,000 for the year ended December 31, 2003. The change was attributable to changes in the fair market value of embedded derivatives issued with convertible debt as well as for the amortization of the related debt discount established at the time the derivative was bifurcated from the debt when the debt was issued. The fair value of the derivatives will fluctuate based on: our stock price at particular points in time, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. The major factor contributing to the change for the year ended December 31, 2003 was attributable to the increase in the fair market value of our derivative instrument liabilities relating to the increase in our stock price.

Net Loss

During 2004, we recorded a net loss of $6,178,000, as compared with a loss of $5,325,000 in 2003, an increase of $853,000, or 16%. For the year ended December 31, 2004, net loss per share was $0.34 compared to a net loss per share of $0.41 in 2003.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

The following discussion of our market risk includes forward looking statements that involve risk and uncertainty. Actual results could differ materially from those projected in the forward looking statements. Market risk represents risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates and equity and bond prices.

Interest Rates

Our marketable securities, an insured municipal bond fund, valued at $56,000 at December 31, 2005, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. Our exposure to this market risk is moderately high in the short-term. During the year ended December 31, 2005, we had an unrealized loss of $14 on securities held at December 31, 2005. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

We have a senior convertible note payable with interest fixed at 5% through its October 2007 maturity. We have a secured promissory note with a fixed interest rate of approximately 10% that matures in November 2006. Management assesses the exposure to market risk for these obligations as minimal. In addition, we have a non-convertible note payable with a principal amount of $6,000,000 with a variable interest rate, currently the prime rate plus 2%. This three year note begins monthly principal amortization payments in April 2006. Our exposure to this interest rate risk is moderately high in the intermediate term. Management assesses the exposure to market risk for these obligations as minimal.

ITEM 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and the related notes thereto of NESTOR, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this annual report on form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NESTOR, INC.

CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets -
December 31, 2005 and 2004 (as restated)	38

Consolidated Statements of Operations -
For the Years Ended December 31, 2005, 2004 (as restated) and 2003 (as restated)	39

Consolidated Statements of Stockholders' Equity -
For the Years Ended December 31, 2005, 2004 (as restated) and 2003 (as restated)	40

Consolidated Statements of Cash Flows -
For the Years Ended December 31, 2005, 2004 (as restated) and 2003 (as restated)	41

Notes to the Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nestor, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As disclosed in the consolidated financial statements, Nestor, Inc. has an accumulated deficit at December 31, 2005 and has suffered substantial net losses in recent years, which raise substantial doubt about Nestor, Inc.’s ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron, & Rosen, LLP.
Westborough, Massachusetts
April 12, 2006

NESTOR, INC.
Consolidated Balance Sheets
IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION

	DECEMBER 31, 2005	DECEMBER 31, 2004
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,224	$5,850
Marketable securities	56	572
Accounts receivable, net	1,949	763
Unbilled contract revenue	---	111
Inventory, net	1,671	1,032
Other current assets	391	308
Total current assets	5,291	8,636
NONCURRENT ASSETS:
Capitalized system costs, net	5,379	3,749
Property and equipment, net	925	357
Goodwill	5,581	5,581
Patent development costs, net	146	162
Other long term assets	1,893	362
TOTAL ASSETS	$19,215	$18,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,136	$ ---
Accounts payable	1,071	620
Accrued liabilities	1,470	644
Accrued employee compensation	478	461
Deferred revenue	103	92
Leases payable	1	23
Asset retirement obligation	129	11
Total current liabilities	7,388	1,851
NONCURRENT LIABILITIES:
Long term convertible notes payable	1,650	514
Long term notes payable	3,286	---
Derivative financial instruments	1,419	7,081
Long term asset retirement obligation	65	147
Long term, other	---	70
Total liabilities	13,808	9,663

Commitments and contingencies	---	---

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 10,000,000 shares; issued and outstanding: Series B - 180,000 shares at December 31, 2005 and December 31, 2004	180	180
Common stock, $0.01 par value, authorized 30,000,000 shares; issued and outstanding: 19,127,065 shares at December 31, 2005 and 18,673,498 shares at December 31, 2004	191	187
Warrants	9	66
Additional paid-in capital	66,015	62,975
Accumulated deficit	(60,988)	(54,224)
Total stockholders’ equity	5,407	9,184
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,215	$18,847

See Notes to the Consolidated Financial Statements.

NESTOR, INC.
Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information

	Year Ended December 31,
	2005	2004	2003
		(As Restated)	(As Restated)
Revenues:
Lease and service fees	$5,975	$5,118	$2,677
Product sales	1,758	880	---
Product royalties	36	37	29
Total revenue	7,769	6,035	2,706

Cost of sales:
Lease and service fees	4,341	3,323	1,791
Product sales	1,391	609	---
Product royalties	---	---	---
Total cost of sales	5,732	3,932	1,791

Gross profit:
Lease and service fees	1,634	1,795	886
Product sales	367	271	---
Product royalties	36	37	29
Total gross profit	2,037	2,103	915

Operating expenses:
Engineering and operations	4,050	3,465	2,578
Research and development	1,737	157	122
Selling and marketing	2,057	874	355
General and administrative	3,470	2,254	2,121
Total operating expenses	11,314	6,750	5,176

Loss from operations	(9,277)	(4,647)	(4,261)

Gain on debt extinguishment, net	---	508	---
(Loss) on debt refinancing	(509)	---	---
Other (expense) income, net	(704)	(334)	(629)
Derivative instrument income (expense), net	3,726	(1,705)	(435)

Net loss	$(6,764)	$(6,178)	$(5,325)

Loss per share:
Loss per share, basic and diluted	$(0.36)	$(0.34)	$(0.41)

Shares used in computing loss per share:
Basic and diluted	18,826,966	18,223,609	12,964,498

See Notes to the Consolidated Financial Statements.

NESTOR, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
In Thousands, Except Share And Per Share Information

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Warrants	Additional Paid-in Capital	Stock Pending Issuance		Accumulated Deficit	Total

Balance at December 31, 2002	235,000	$235	5,024,111	$50	$1,073	$45,228	$	---	$(42,721)	$3,865

Issuance of Common Stock	---	---	8,968,627	90	---	3,998		---	---	4,088
Conversion of Preferred Stock to Common Stock	(45,000)	(45)	4,500	---	---	45		---	---	---
Stock issuance outstanding	---	---	---	---	---	---		6,336	---	6,336
Issuance of warrants	---	---	---	---	---	158		---	---	158
Accretion value of warrants	---	---	---	---	106	---		---	---	106
Variable warrants	---	---	---	---	198	(198)		---	---	---
Loss for the year ended December 31, 2003	---	---	---	---	---	---		---	(5,325)	(5,325)
Balance at December 31, 2003 - Restated	190,000	$190	13,997,238	$140	$1,377	$49,231		$6,336	$(48,046)	$9,228

Issuance of Common Stock	---	---	3,519,384	35	---	9,721		(6,336)	---	3,420
Conversion of notes payable	---	---	865,761	9	---	2,605		---	---	2,614
Exercise of cashless warrants	---	---	262,115	3	---	(3)		---	---	---
Exercise of incentive stock options	---	---	28,000	---	---	38		---	---	38
Conversion of Preferred Stock to Common Stock	(10,000)	(10)	1,000	---	---	10		---	---	---
Accretion value of warrants	---	---	---	---	62	---		---	---	62
Expired warrants	---	---	---	---	(1,225)	1,225		---	---	---
Variable warrants	---	---	---	---	(148)	148		---	---	---
Loss for the year ended December 31, 2004	---	---	---	---	---	---		---	(6,178)	(6,178)
Balance at December 31, 2004 - Restated	180,000	$180	18,673,498	$187	$66	$62,975	$	---	$(54,224)	$9,184

Issuance of Common Stock	---	---	203,774	2	---	1,078		---	---	1,080
Conversion of notes payable	---	---	137,456	1	---	799		---	---	800
Exercise of incentive stock options	---	---	100,844	1	---	226		---	---	227
Exercise of warrants	---	---	11,493	---	---	5		---	---	5
Variable warrants	---	---	---	---	(57)	57		---	---	---
Issuance of Warrants	---	---	---	---	---	705		---	---	705
Issuance of Laurus Note beneficial conversion features	---	---	---	---	---	38		---	---	38
Issuance of Stock Options for sales commissions	---	---	---	---	---	132		---	---	132
Loss for the year ended December 31, 2005	---	---	---	---	---	---		---	(6,764)	(6,764)
Balance at December 31, 2005	180,000	$180	19,127,065	$191	$9	$66,015	$	---	$(60,988)	$5,407

See Notes to the Consolidated Financial Statements.

NESTOR, INC.
Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information

	YEARS ENDED DECEMBER 31,
	2005		2004	2003
			(AS RESTATED)	(AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(6,764)	$(6,178)	$(5,325)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		2,398	2,037	1,012
Derivative instrument expense, net		(3,726)	1,705	435
Loss on disposal of fixed assets		---	5	5
(Gain) on extinguishment of debt, net		---	(508)	---
Loss on debt refinancing		509	---	---
Unrealized loss on marketable securities		14	10	---
Realized loss on marketable securities		---	96	---
Dividends reinvested		(89)	(35)	---
Expenses charged to operations relating to options, warrants and capital transactions		367	62	265
Provision for doubtful accounts		80	34	84
Provision for inventory reserves		317	50	---
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable, net		(1,258)	(276)	(465)
Unbilled contract revenue		111	48	(36)
Inventory, net		(752)	(650)	(178)
Other assets		(276)	(496)	82
Accounts payable and accrued expenses		1,329	163	(137)
Deferred income		(42)	125	20
Restructuring reserve		---	(147)	(219)

Net cash used for operating activities		(7,782)	(3,955)	(4,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities		---	(1,500)	---
Liquidation of marketable securities		591	857	---
Purchase of Transol assets		(1,760)	---	---
Investment in capitalized systems		(3,562)	(1,829)	(2,341)
Purchase of property and equipment		(799)	(232)	(86)
Investment in patent development costs		(7)	(7)	(31)

Net cash used for investing activities		(5,537)	(2,711)	(2,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of obligations under capital leases		(39)	(2,260)	(293)
Proceeds from notes payable		14,500	6,098	4,000
Repayment of note payable		(6,000)	(195)	---
Proceeds from issuance of common stock, net		232	3,463	4,002
Proceeds from stock pending issuance		---	---	4,307

Net cash provided by financing activities		8,693	7,106	12,016

Net change in cash and cash equivalents		(4,626)	440	5,101

Cash and cash equivalents - beginning of year		5,850	5,410	309

Cash and cash equivalents - end of year		$1,224	$5,850	$5,410

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid		$846	$93	$362

Income taxes paid	$	---	$ ---	$ ---

Significant non-cash transactions are further described in Notes 7, 8, and 11.
See Notes to the Consolidated Financial Statements.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 1 -	NATURE OF OPERATIONS

A.	Organization

Nestor, Inc. was organized on March 21, 1983 in Delaware to acquire and develop certain patent rights and know-how, which we acquired from our predecessor, Nestor Associates, a limited partnership. Our wholly-owned operating subsidiary, Nestor Traffic Systems, Inc. (“NTS”) was formed on January 1, 1997. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing. The consolidated financials statements include the accounts of Nestor, Inc. and our wholly-owned subsidiary. All intercompany transactions and balances have been eliminated. Our principal office is located in Providence, RI.

We are a provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. We provide a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. Our principal product, CrossingGuard, incorporates our patented image processing technology into a solution that predicts and records the occurrence of a red light violation. Our speed enforcement product, Poliscanspeed, or Poliscan, utilizes technology developed by Vitronic GmbH. We have exclusive distribution rights to market in North America. By coupling CrossingGuard or Poliscan equipment with our Citation Composer citation preparation and processing software, we are able to provide fully integrated speed enforcement solutions to municipalities.

B.	Liquidity and management’s plans

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred significant losses since inception, have a working capital deficit of $2,097 at December 31, 2005, and have an accumulated deficit of $60,988 through December 31, 2005. These circumstances raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Although the Company raised $4,847, net of expenses in a private stock placement in January 2006, $1,250 of which was used to pay down debt. Management believes that given its liquidity at December 31, 2005, its current levels of cash being used by operations, and capital requirements necessary to deliver on current contracts with municipalities, we will be required to raise additional capital in the near term. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.	Cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

B.	Marketable securities

The Company’s marketable securities consist of investments in closed-end insured municipal bond funds. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

C.	Accounts receivable

Accounts receivable represents balances due from customers, net of $164 and $84 reserve for doubtful accounts at December 31, 2005 and 2004. In determining the need for an allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collected is considered at each balance sheet date.

D.	Unbilled contract revenue

Unbilled contract revenue represented revenue earned by the Company in advance of being billable under customer contract terms. Under the terms of some current contracts, the Company cannot bill the municipality until the court has collected the citation fine. Management recorded unbilled contract revenue in these situations at a net amount, based upon a historical pattern of collections by the courts for the municipalities. In 2005, The Company discontinued this practice and records revenue when the citation has been paid.

E.	Inventory

Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis and consists mostly of equipment to be installed as capitalized system costs. The December 31, 2005 and 2004 inventory balances are presented net of a $540 and $50, respectively, inventory reserve.

F.	Property and equipment & depreciation and amortization

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method at rates sufficient to write off the cost of the assets over their estimated useful lives.

G.	Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is reviewed for impairment using the Company’s quoted stock price as a measurement of the Company’s fair value of assets, including goodwill, and liabilities. Any resulting goodwill impairment will be charged to operations.

H.	Product and patent development costs

The costs of development of the Company’s software - which consist primarily of labor and outside consulting, and are an inherent cost of the Company’s business - and costs of research and development are expensed until technological feasibility has been established for the product. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product. The Company currently has no costs eligible for capitalization under the American Institute of Certified Public Accountants Statement of Position 98-1.

Patent-development costs are expensed or capitalized, as appropriate. Amortization of capitalized costs is on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

I.	Revenue recognition

In accordance with Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”), revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of sales arrangements exist, (b) delivery has occurred, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

The majority of our revenue is derived from three types of customer arrangements:

a)
We provide hardware and equipment, and related third party embedded software (“roadside systems”). The third party embedded software is considered incidental to the system as a whole. In these arrangements, we typically sell or lease the system as a stand alone roadside system and account for it either as a direct sale, in one instance as a sales type lease, as it met the criteria of a sales type lease in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 13 - Accounting for Leases, or in most other cases as an operating lease accounted for on a monthly basis. For each arrangement, usually upon delivery for the sales type lease or monthly for operating type leases, revenue is recognized as there exists evidence that an arrangement exists, the system is delivered, the price is fixed or determinable, and collectability is reasonably assured in accordance with SAB 104;

b)
We provide services, which typically include citation processing, back office and hosting services. Software is more than incidental to the services as a whole, but 1) is used by us to capture and internally process the violations and 2) customers do not have the right to and do not take possession of our detection and tracking, or our citation processing and back office software. For these services, we typically recognize revenue on a fixed monthly fee or a per citation fee basis. Revenue usually commences for these service arrangements, upon the first month after inception of operations, as there exists evidence that an arrangement exists, services have been rendered or delivered (citations and other services are delivered), the price is fixed or determinable, and collectability is reasonably assured; and

c)
For two current customers who want to process their own citations, we lease them our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For this arrangement, we recognize revenue in accordance with Statement of Position 97 -2 Software Revenue Recognition. Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued.

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable.

J.	Shipping and handling costs

Shipping and handling costs are capitalized if a material part of a leased system or included in engineering and operations.

K.	Research and development

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

M.	Earnings (loss) per share and common stock

The Company reports its earnings (loss) per share (“EPS”) in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed giving effect to common stock equivalents and other dilutive securities, unless the computation results in anti-dilution. Diluted per share computations are not presented since the effect would be anti-dilutive.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC limit. However, senior management continually reviews the financial stability of these financial institutions. The Company’s marketable equity securities (primarily cash reserves and an insured municipal bond fund) are exposed to market risk due to changes in U.S. interest rates and fluctuations in foreign currency exchange rates. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other income (expense). The Company routinely assesses the financial strength of its customers, most of which are municipalities, and, as a result, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral from its customers.

Two customers accounted for 51% and 40% of the Company’s total revenues in fiscal 2005 and 2004. Three customers accounted for 42% of the Company’s total revenues during fiscal 2003.

P.	Stock option plans

The Company accounts for stock option awards granted to officers, directors and employees (collectively “employees”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure (“SFAS 148”) for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing model, and the calculated option value is recorded as an expense in the financial statements.

For purposes of providing pro forma disclosures for employee grants, the fair value for options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	8	8	8
Average risk-free interest rate	3.2 to 4.2%	1.6 to 6.8%	1.6 to 6.8%
Volatility	107.7%	113.2%	117.4%
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $4.98, $4.17, and $2.55, respectively. The Company recognizes forfeitures as they occur.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

Had the Company determined compensation expense for the Plan in accordance with the fair value methodology prescribed by SFAS 123, the Company’s pro forma net loss and loss per share would have been:

	Years Ended December 31,

	2005	2004	2003

Net loss - reported	$(6,764)	$(6,178)	$(5,325)
Add (Deduct): total stock-based compensation expense determined under fair-value based method for all awards,net of related tax effects	$(2,754)	$(4,913)	$150
Pro Forma - net loss	$(9,518)	$(11,091)	$(5,175)
Pro forma net loss per share -basic and diluted	$(0.51)	$(0.61)	$(0.40)

For the purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The effects on pro forma disclosures of applying SFAS 123 may not be representative of the effects on pro forma disclosures of future years.

Q.	Asset retirement obligations

The Company’s fixed red light and speed enforcement systems are installed at traffic intersections under three to five year customer contracts. At the end of many contracts, the Company is required to remove all aboveground structures and restore the site. As required by SFAS No. 143, the Company records an obligation for the cost to remove its systems, and remediate the site, if contractually required.

Upon installation, a liability for the asset retirement obligation is initially recorded at its present value . Over time, the liability is accreted to its present value each period. Upon settlement of the liability, a gain or loss is recorded. A reconciliation of the net carrying value of the asset retirement obligations (ARO) is as follows:

	December 31,
	2005	2004

Balance at beginning of year	$158	$0
ARO incurred	21	158
Accretion expense	15	0
ARO settled	---	---
Revisions to ARO estimates	---	---

Balance at the end of year	$194	$158

R.	Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

S.	Derivative Instruments

In connection with the sale of debt or equity instruments, the Comapany may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

T.	Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the net loss as previously reported.

NOTE 3 -	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

The Company is restating its Consolidated Financial Statements for fiscal 2003 and 2004 as well as the first three interim periods of fiscal 2005 in order to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Consolidated Balance Sheet for December 31, 2004, and Statements of Operations in the Company’s Annual Report on Form 10-K for fiscal 2004 and 2003.

The Company’s Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q for fiscal 2003 through the third quarter of fiscal 2005 have not been revised to reflect the Restatement, and the financial statements contained in those reports should not be relied upon. Instead, the financial statements for fiscal 2004 and 2003 included in this Annual Report on Form 10-K should be relied upon.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005, the Company has been in extensive discussions with the Staff of the Securities and Exchange Commission concerning the proper accounting treatment regarding certain of its convertible debt in current and previously reported financial results. However, as a result of these discussions, the Company’s 2005 quarterly and 2004 and 2003 fiscal year financial statements are restated to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities.

More specifically, the Securities and Exchange Commission ("SEC") raised questions with regard to our convertible term notes suggesting that we consider EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to evaluate whether there were any embedded derivative instruments and if so, whether they should be accounted for as an equity or liability classification.

As a result, the Company reviewed its initial accounting for its (1) First Laurus Convertible Note dated July 31, 2003, (2) Second Laurus Convertible Note dated January 14, 2004, (3) Third Laurus Convertible Note dated May 16, 2005, and (4) Senior Convertible Notes dated November 5, 2004 (See Notes 7 and 8). During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, will be subject to SFAS 133 and should be recorded at fair value.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

Features within the debt noted above that have been evaluated and determined to require such treatment include:

•	The principal conversion options.

•	The monthly payments conversion options.

•	The interest rate adjustment provisions.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.

For the quarterly impact of the restatement see Note 21.

The foregoing restatement adjustments did not affect the Company’s reported cash and cash equivalents balance during these reported periods.

	Net Loss
	Year Ended December 31,
	2004	2003

As previously reported	$(4,473)	$(4,890)

Restatement adjustments, net:
Derivative instrument expense	$(1,705)	$(435)

As restated	$(6,178)	$(5,325)

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the fiscal years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2004	2003	2003
	(As reported)	(As restated)	(As reported)	(As restated)

Loss from operations	$(4,647)	$(4,647)	$(4,261)	$(4,261)
Gain on debt extinguishment, net	508	508	---	---
(Loss) on debt refinancing	---	---	---	---
Other (expense) income, net	(334)	(334)	(629)	(629)
Derivative instrument expense	---	(1,705)	---	(435)
Net Loss	$(4,473)	$(6,178)	$(4,890)	$(5,325)

Basic and diluted net loss per share:	$(0.25)	$(0.34)	$(0.38)	$(0.41)
Shares used in computing basic and diluted net loss per share	18,223,609	18,223,609	12,964,498	12,964,498

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

Impact of the Financial Statement Adjustments on the Consolidated Balance Sheets

The following is a summary of the impact of the adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2004.

	December 31, 2004
	(As reported)	(As restated)

TOTAL ASSETS	$18,847	$18,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities	$1,851	$1,851
Noncurrent liabilities:
Long term convertible notes payable	6,000	514
Derivative financial instruments	---	7,081
Long term asset retirement obligation	147	147
Long term, other	70	70
Total liabilities	8,068	9,663

Stockholders’ Equity
Preferred stock	180	180
Common stock	187	187
Warrants	66	66
Additional paid-in capital	62,430	62,975
Accumulated deficit	(52,084)	(54,224)
Total stockholders’ equity	10,779	9,184
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,847	$18,847

NOTE 4 -	CAPITALIZED SYSTEM COSTS:

Equipment, installation, and in some cases interest costs related to operating lease contracts are capitalized and, after acceptance by the municipality (customer), are depreciated over the term of the contract, generally either three or five years, less an applicable residual value. There was no interest capitalized in fiscal years 2005 and 2004. Revenues realized from these agreements, generally in the form of per-citation or monthly fees, are expected to be adequate to cover the capitalized and future costs related to these agreements. Many leases contain minimum payment requirements, which currently aggregate to $4,402 in 2006, $3,815 in 2007, $2,469 in 2008 and $662 in 2009, and $371 in 2010. Management expects that these annual amounts could increase and extend to future years, as additional intersections are installed.

	December 31, 2004
	2005	2004
Equipment under operating leases:
Work-in-process	$1,019	$43
Installed and accepted	9,255	6,551
	10,274	6,594

Less: Accumulated depreciation	(4,895)	(2,845)
Net investment in leased equipment	$5,379	$3,749

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 5 -	PROPERTY AND EQUIPMENT - NET:

		December 31, 2004
	Depreciable Life	2005	2004

Office furniture and equipment	3 years	$460	$147
Computer equipment and software	1-5 years	2,157	1,961
Demonstration equipment	3 years	81	---
Leasehold improvements	5 years	549	246
		3,247	2,354
Less: Accumulated depreciation		(2,322)	(1,997)
		$925	$357

Depreciation and amortization expense of $325 and $273 on the above assets was recorded for the years ended December 31, 2005 and 2004, respectively.

In 2005, the Company disposed of no equipment. In 2004, the Company disposed of $16 of computer equipment and $8 of demonstration equipment. The loss on disposal of fixed assets for 2004 is included in other expense-net.

NOTE 6 -	GOODWILL AND OTHER INTANGIBLE ASSETS, NET:

Under SFAS 142, the Company tests goodwill for impairment on an annual basis, or whenever indicators of impairment are identified. Management considers the Company’s quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

Other intangible assets were comprised of the following as of December 31, 2005:

Identified Intangible Asset	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	7	$203	$(57)	$146
Customer contracts and related customer relationships (included in Other Assets)	1-5	1,337	(112)	1,225
Total		$1,540	$(169)	$1,371

For fiscal 2005, amortization expense related to identified intangible assets was $135, of which $112 was included cost of sales and $23 was included in operating expenses.

The following is the estimated future amortization expense related to other intangible assets as of December 31:

Fiscal Year	Estimated Amortization Expense
2006	$345
2007	319
2008	317
2009	293
2010	52
Thereafter	45
Total	$1,371

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 7 -	NOTES PAYABLE:

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, which are described in Footnotes 7 and 8, to be its long-term financial obligations.

Long-term financial obligations consisted of the following as of December 31.

	2005	2004
		Restated
Senior Convertible Notes	5,200	6,000
Discount	(3,550)	(5,486)
FMV of embedded derivatives	1,419	7,081

Foundation Partners Secured Promissory Note	1,250	---
Heil Secured Promissory Note	1,250	---
Fourth Laurus Note	6,000	---
Discount	(1,078)	---
	10,491	7,595

Less current portion	4,136	---

Total	6,355	7,595

Aggregate maturities of long-term obligations for the years following December 31, 2005 are as follows:

	2006	2007	2008	Total

Fourth Laurus Note	1,636	2,182	2,182	6,000
Senior Convertible Notes	---	5,200	---	5,200
Foundation Partners Secured Promissory Note	1,250	---	---	1,250
Heil Secured Promissory Note	1,250	---	---	1,250
Total:	4,136	7,382	2,182	13,700

First Laurus Convertible Note:

On July 31, 2003, the Company entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Secured Convertible Note ("Note") in the principal amount of $2,000 that bore interest at the prime rate plus 1.25% (subject to a floor of 5.25%) and maturing on July 31, 2005. The principal amount of the Note was repayable at rates commencing in December 2003 of $20 per month and gradually increasing to $140 per month in April 2005 through the end of the Note. Such amounts may be paid (at the company’s option) (i) in cash with a 3% premium on principal paid plus unpaid interest, or (ii) in shares of common stock, assuming the shares are registered under the Securities Act of 1933 and no default under the Note exists, or (iii) in a combination of the above. If paid in common stock, the number of shares issued shall equal the total amount due, divided by $1.55. If the average closing price of the common stock for the ten consecutive days prior to a repayment date is equal to or greater than $1.86, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the Note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 20 consecutive trading days prior to a notice of conversion. The Note restricts our ability to make repayment in our common stock at the fixed conversion price, if the then current market price is below 120% of the fixed conversion price (or $1.86). The Note may be redeemed at any time by us in cash by paying the holder 115% of the principal amount, plus accrued interest. The holder of the Note may require us to convert all or a portion of the Note, together with interest and fees thereon, at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.55. The conversion price of the secured convertible notes may be adjusted if we pay a stock dividend, or subdivide or combine outstanding shares of common stock into a greater or lesser number of shares.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

The note was collateralized by a first lien on all available CrossingGuard, Inc. assets. Laurus had a general security interest in four customer contracts assigned by NTS to CrossingGuard, Inc. and NTS had pledged the common stock of CrossingGuard, Inc. In connection with financing, Laurus was paid a fee of $80, had certain of its expenses reimbursed and received a warrant to purchase 140,000 shares of the Company's common stock. The warrant exercise price was as follows: $1.78 per share for the purchase of up to 83,000 shares; $1.94 per share for the purchase of an additional 33,000 shares; and $2.25 per share for the purchase of an additional 24,000 shares. These warrants were exercised on a cashless basis during the quarter-ended September 30, 2004, resulting in the Company issuing 76,466 shares of its common stock at a conversion price of $4.18 per share.

Also in connection with financing, Management Services Group/Sage Investments, Inc. (“Sage”) was paid a fee of $80 and received $4 per month for nine months for continuing consultation. Sage received warrants to purchase 14,000 shares of Company stock as follows: $1.78 per share for the purchase of up to 8,300 shares; $1.94 per share for the purchase of an additional 3,300 shares; and $2.25 per share for the purchase of an additional 2,400 shares. During the period June through August 2004, Sage exercised 11,720 of these warrants on a cashless basis, resulting in the Company issuing 5,953 shares of stock at conversion prices of $3.54 to $4.46 per share. The warrant expiration date is July 31, 2008.

The Black-Scholes values of the warrants issued in connection with this financing totaled $144 (Laurus) and $14 (Sage) and were recorded as additional paid-in capital. The Laurus warrant value was recorded as a discount on the note payable. During the quarter ended September 30, 2003, the Company amortized $12 of the discount as interest expense. As the Note was satisfied on January 14, 2004, the remaining unamortized discount of $114, deferred interest of $55 and deferred financing fees of $131 had negligible continuing value and were consequently written off to interest expense (discount and deferred interest) and financing fees, respectively, at December 31, 2003.

During November and December 2003, Laurus converted $85 of the Note into 55,000 shares of Nestor common stock at $1.55 per share. On January 14, 2004, the Company satisfied its remaining payment obligations on the Note by issuing 492,904 shares of its common stock to Laurus at the fixed conversion price of $1.55 per share and redeeming the remaining $1,151 note balance by a “payment” of $1,341, which included accrued interest and a $173 prepayment penalty. This “payment” was netted against the proceeds from the Second Laurus Convertible Note (see below), resulting in $98 net cash proceeds to the Company.

Second Laurus Convertible Note:

On January 14, 2004, the Company entered into a second securities purchase agreement with Laurus. Pursuant to that agreement, the Company issued to Laurus a new secured convertible note in the principal amount of $1,500 that bore interest at the prime rate plus 1.25% (subject to a floor of 5.25% per year) and matured on January 14, 2006. The principal amount of the Note was repayable at rates commencing in May 2004 of $15 per month and gradually increasing to $105 per month in September 2006 through the end of the Note term. Such amounts may be paid (at the company’s option) (i) in cash with a 3% premium on principal paid plus unpaid interest, or (ii) in shares of common stock, assuming the shares are registered under the Securities Act of 1933 and no default under the Note exists, or (iii) in a combination of the above. If paid in common stock, the number of shares issued shall equal the total amount due, divided by $3.50. If the average closing price of the common stock for the ten consecutive days prior to a repayment date is equal to or greater than $4.20, we may require the holder to convert into common stock an amount of principal, accrued interest and fees due under the Note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 20 consecutive trading days prior to a notice of conversion. The Note restricts our ability to make repayment in our common stock at the fixed conversion price, if the then current market price is below 120% of the fixed conversion price (or $4.20). The Note may be redeemed at any time by us in cash by paying the holder 115% of the principal amount, plus accrued interest. The holder of the Note may require us to convert all or a portion of the Note, together with interest and fees thereon, at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $3.50. The conversion price of the secured convertible notes may be adjusted if we pay a stock dividend, or subdivide or combine outstanding shares of common stock into a greater or lesser number of shares. In conjunction with this transaction, Sage received a fee of $60 and an affiliate of Laurus received a management fee of $45 and reimbursement of certain expenses. The first lien, security interest and pledge of CrossingGuard, Inc. stock from the first Laurus Note continued to this second note.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

During September 2004, Laurus converted $60 due on this note into 17,143 shares of Nestor common stock at $3.50 per share. Laurus subsequently converted their remaining $1,245 note balance into 355,714 shares of Nestor common stock during the period October to November 3, 2004.

Third Laurus Convertible Note:

On May 16, 2005, we entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, we issued to Laurus a convertible Note ("the Note") in the principal amount of $6,000 (which was fully paid on December 28, 2005). The Note was convertible into our common stock at the option of Laurus at a fixed conversion price of $5.82 per share. The Note beared interest at the coupon rate of the prime rate plus 4.00% and was subject to a floor interest rate of 6.00%. The Agreement provided for a reduction in the interest rate to the prime rate plus 2.00% in months during which the price of our common stock exceeded the fixed conversion price of $5.82 for five consecutive trading days, and additional reductions of 2.00% for every 25% increase in the price of our common stock above the fixed conversion price of $5.82 (an increase of $1.46), subject to a minimum coupon rate of 0.00%. The Note originally matured on May 16, 2008. The principal amount of the Note was repayable at rates commencing in September 2005 of $181 per month through the end of the Note term in December 2006. Such amounts could have been paid (at the company’s option) (i) in cash with a 3% premium on principal paid plus unpaid interest, or (ii) in shares of common stock, assuming the shares were registered under the Securities Act of 1933 and no default under the Note existed, or (iii) in a combination of the above. If paid in common stock, the number of shares issued should have equalled the total amount due, divided by $5.82. If the average closing price of the common stock for the ten consecutive days prior to a repayment date was equal to or greater than $5.82, we could have required the holder to convert into common stock an amount of principal, accrued interest and fees due under the Note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 20 consecutive trading days prior to a notice of conversion. The Note restricted our ability to make repayment in our common stock at the fixed conversion price, if the then current market price was below 120% of the fixed conversion price (or $6.98). The Note could have been redeemed at any time by us in cash by paying the holder 115% of the principal amount, plus accrued interest. The holder of the Note could have required us to convert all or a portion of the Note, together with interest and fees thereon, at any time. The number of shares to be issued should have equalled the total amount to be converted, divided by $5.82. The conversion price of the secured convertible notes could have been adjusted if we payed a stock dividend, or subdivided, or combined outstanding shares of common stock into a greater or lesser number of shares.

The net proceeds from the Note could only be used for the design, engineering, construction, installation and maintenance of certain of our traffic enforcement systems.

We filed a registration statement for the shares of common stock into which the Note may be converted and for the shares underlying the warrant issued as part of the Agreement (see below). The Agreement requires that the registration statement be declared effective by September 16, 2005. We were obligated to pay Laurus damages because the registration statement was not declared effective by its due date. Under the Agreement, Laurus was entitled to liquidated damages in an amount equal to 1% of the outstanding principal amount for each 30 consecutive days after September 16, 2005 during which the Registration Statement is not effective, prorated daily.  The Agreement and related registration rights obligation was satisfied on December 28, 2005 as described below and any registration rights liquidated damages were waived.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

The Note was collateralized by a security interest in the proceeds of our existing CrossingGuard contracts except for our Delaware contract.

In connection with the financing, Laurus was paid a fee of $234 and had approximately $47 of its expenses reimbursed. Laurus received five year warrants to purchase 100,000 shares of our common stock. The exercise prices of the warrants are as follows: $6.69 per share for the purchase of up to 60,000 shares; $7.28 per share for the purchase of an additional 23,000 shares; and $8.43 per share for the purchase of an additional 17,000 shares. The warrants expire on May 16, 2010.

The Black-Scholes value of the warrants issued in connection with this financing totaled approximately $419 and is recorded as additional paid-in capital and a corresponding discount (reduction) to the note payable. The warrant’s entire discount was written off to interest expense in 2005 due to the underlying note being refinanced on December 28, 2005.

After taking into consideration the value of the warrants, we ascribed $38 as a beneficial conversion value and recorded the amount as additional paid-in capital and a corresponding discount to the note payable. This beneficial conversion feature was written off to interest expense in 2005 due to the underlying note being refinanced on December 28, 2005.

Fourth Laurus Note:

On December 28, 2005, Laurus issued a new non-convertible note to the Company in the face amount of $6,000. The note was used to retire the unamortized portion of the May 2005 Laurus convertible note discussed above (having a remaining principal balance of $5,273 on December 28, 2005), plus unpaid interest on the closing date. The Company received a net cash balance of $603 on the closing. In consideration of repaying the note and eliminating conversion rights, prepayment penalty rights, registration rights, and other rights under the third Laurus convertible note, the Company issued 203,774 shares of common stock to Laurus with a market value of $1,078 at the date of close, and recorded the transaction as a discount to the non-convertible note and a credit to Additional Paid in Capital. The principal amount of the Note is repayable at rates commencing in April 2006 of $181 per month through the end of the Note term in December 2008. The Note bears interest at the coupon rate of the prime rate plus 2.00% and is subject to a floor interest rate of 7.00%. The Note contains certain non-financial operating covenants.

The Company also entered into a registration rights agreement covering the common stock issued to Laurus with this non-convertible note, and the Warrants from the May 2005 Laurus Note. The agreement requires the Company to use its best efforts to file for registration of the shares within 120 days after closing of the transaction, and obtaining an effective registration within 180 days. No specific damages are provided for in the agreement in the event a registration statement is not filed or effective within the proposed time periods.

Heil Secured Promissory Note:

On October 26, 2005, we gave a secured promissory note to Edward F. Heil in the principal amount of $1,250 with a maturity date of October 25, 2006. The note bears interest at the rate of one percent (1.00%) per month until the note is paid in full. The due date of the principal and all accrued interest can be accelerated if we default on the note. The note can be prepaid in full or in part on the last calendar day of any month during the term. The note is secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems. If Mr. Heil forecloses on the units, we will provide citation processing services for Mr. Heil with respect to violation data generated by the units at commercially reasonable prices and Mr. Heil will have all rights and licenses necessary to so operate the units for their intended uses. If we are unable to provide Mr. Heil with citation processing services, then Mr. Heil may obtain such services from any person or entity, including our competitors. In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25, and we agreed to pay Mr. Heil’s legal fees, related to the loan. We will amortize the origination fee and any legal fees over the 12 month note term.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

The Heil Secured Promissory Note was paid in full in January 2006 from the proceeds of the private placement of the company’s common stock. Mr. Heil invested $1,250 in the equity transaction.

Foundation Partners Secured Promissory Note:

On August 30, 2005 we gave a secured promissory note to Foundation Partners I, LLC in the principal amount of $1,250 with a maturity date of August 29, 2006. The note bears interest at the rate of 10% per year. Interest is payable monthly and the principal is payable in full on the maturity date. The due date of the principal and all accrued interest can be accelerated if we default on the note. The note can be prepaid in full or in part on the last calendar day of any month during the term. The note is secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems. If Foundation Partners forecloses on the units, we will provide citation processing services for Foundation Partners with respect to violation data generated by the units at commercially reasonable prices and Foundation Partners will have all rights and licenses necessary to so operate the units for their intended uses. If we are unable to provide Foundation Partners with citation processing services, then Foundation Partners may obtain such services from any person or entity, including our competitors, and Foundation Partners will have all rights and licenses necessary to so operate the units for their intended uses. The managing member of Foundation Partners is Danzell Investment Management, Ltd. William B. Danzell is the President and sole stockholder of Danzell Investment Management, Ltd. and the Chief Executive Officer, President, and a director of Nestor. In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25, of which $13 was paid to Foundation Partners and $13 was paid to Danzell Investment Management, Ltd. We are amortizing the origination fee over the 12 month term of the note.

Silver Star Convertible Note:

On October 15, 2003, the Company sold a $2,000 convertible note (“Silver Star Note") to Silver Star Partners I, LLC ("Silver Star"). The Silver Star Note was due on January 15, 2004 and bore interest at the rate of 7% per year. On December 31, 2003, the Company exercised its option to satisfy the Silver Star note and accrued interest by issuing 676,384 shares of Nestor common stock at $3.00 per share. See Common and Preferred Stock footnote also.

Silver Star had the right to require the Company to register with the SEC Silver Star's resale of all shares of common stock that it owned as soon as practicable after Silver Star requested that registration. The Company was obligated to pay all expenses associated with that registration. The Company had other obligations in connection with that registration, including causing the registration statement filed to remain continuously effective until the distribution of shares covered by the registration statement was complete and indemnifying Silver Star from liabilities it might have incurred resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration. Danzell Investment Management, Ltd. received a 3% finders fee from the Company in connection with the Silver Star Note.

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

NOTE 8 -	PRIVATE PLACEMENT OF SENIOR CONVERTIBLE NOTES:

In November 2004, the Company completed the sale of $6,000 aggregate principal amount of its 5% Senior Convertible Notes due October 31, 2007 (the "Senior Convertible Notes") in a private placement. The Company received $5,555 of note proceeds after $445 of placement fees and related expenses. The Senior Convertible Notes are convertible into Nestor common stock at the option of the investors at $5.82 per share and accrue interest at 5% per year. The Company must make quarterly interest-only payments until the Senior Convertible Notes are either paid in full or are converted into common stock. At the option of the holders, all amounts due may be accelerated upon certain events of default, including failures to pay principal or interest when due, breach of covenants that remain uncured after notice, bankruptcy of the Company or certain similar events and defaults under other material credit arrangements. The Notes contain certain non-financial operating covenants.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

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

During February 2005, two noteholders converted an aggregate $600 note face value into 103,092 shares of Nestor stock at $5.82 per share. During May 2005, one note holder converted an aggregate $200 note face value into 34,364 shares of Nestor stock at $5.82 per share. Any unamortized deferred financing costs associated with the converted notes was expensed upon conversion.

In January 2006, the Company issued additional common stock at a price of $4.20 per share. In accordance with anti-dilution rights contained in the SMH notes, the conversion price of the outstanding notes decreased from $5.82 to $4.20 on the date of the January transaction.

The senior convertible notes and the convertible notes payable in Note 7 included a variety of conversion options, variable interest rate features, events of default, and certain variable liquidated damage clauses, that may be considered embedded derivative financial instruments.

The accounting treatment of the derivatives require that the Company record the derivatives at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as derivative instrument expense at each reporting date, which is a non-operating, non-cash income or expense.

Over the life of the senior convertible notes and the convertible notes payable, the Company recorded the following type of embedded derivative financial instruments:

•	Principal’s Conversion Options

•	Monthly Payment Conversion Options

•	Interest Rate Adjustment provisions

As of December 31, 2005 and 2004, respectively, these derivatives were valued at $1,419 and $7,081. The only embedded derivative remaining at December 31, 2005 relates to the senior convertible notes. The principal's conversion option on the senior convertible note was valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 56% to 211%; and risk free interest rate of 3.04% to 4.82%.

As of December 31, 2005 and 2004, the derivative as well as warrants were recorded as discounts to the Notes and are being amortized over the expected term of the debt. At December 31, 2005, the unamortized discount on the Notes was $4,628 and $5,486 for 2005 and 2004, respectively.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 9 -	TRANSOL ASSET PURCHASE:

On August 31, 2005, we entered into a purchase and sale agreement with Transol Holdings Pty Limited, Transol PTY Limited, Transol Corporation Limited and Alleasing Finance Australia Limited pursuant to which we purchased certain assets of Transol and its Australian and US subsidiaries related to Transol’s red light enforcement business, including assets leased by Transol USA Inc., Transol Holding’s indirect U.S. subsidiary, from Alleasing. Alleasing held a security interest in all of the assets of Transol USA and sold us the acquired assets in a foreclosure sale. Transol was one of our competitors in the automated traffic enforcement business. The transaction was closed from escrow with final adjustments on January 16, 2006.

The assets purchased, as adjusted, include:

•	Contracts to provide automated red light enforcement services in six US cities at an aggregate of 39 approaches, of which 35 are fully installed and operating.

•	Equipment located at the contracted approaches used for providing automated red light enforcement services.

•
Transol’s intellectual property, including one U.S., one Australian and one international patent application (each related to the technology underlying their red light enforcement services, the Transol website, computer source code for Transol’s products and services and all other “technical know how,” except that relating to Transol’s automated driver’s licensing testing business).

•	Inventory, work in process, accounts receivable and unbilled contract revenue related to Transol’s red light enforcement services.

•	The goodwill of the Transol business, except that relating to the automated driver’s licensing testing business.

Under the agreement, the sellers were obligated to terminate the “Transol Group” trade name registration.

The purchase price we paid into escrow for the acquired assets is $2,000, subject to reduction for any liens on the assets we acquired and subject to reduction if any of the assigned contracts that are terminated before January 16, 2006 by the cities because of their assignment to us or that are terminated by January 16, 2006 pursuant to termination for convenience rights that cities may have under the contracts. The price reduction for any contracts so terminated will be $50 per installed approach and up to $20 per uninstalled approach. In addition, we would receive a price reduction of up to $20 for each unapproved approach for which we do not receive municipal authorization by January 15, 2006 to go forward and for which we did not receive a price reduction because of a contract termination. The final payment from escrow was $1,760.

We also entered into a Transition Services Agreement with Transol USA pursuant to which we were able to use their Tempe, AZ warehouse until October 31, 2005 and their Phoenix, AZ office until December 31, 2005, as well as the services of some of their employees and consultants until December 31, 2005. We paid Transol USA’s direct costs for the services that we receive under the Transition Services Agreement. As of December 31, 2005, we had converted all but one of the existing installations to our back office processing environment. We do not intend to use the Transol name following the transition period.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

The combined purchase price of the acquisition was allocated on a fair value basis as follows:

Gross purchase price:	$2,000

Adjustment for contracts not expected to be assigned:

Uninstalled approaches	12

Price adjustment per approach	(20)

Total purchase price adjustment	(240)

Adjusted purchase price	$1,760

Purchase price allociation:

Accounts receivable	$7

Inventory	204

Capitalized system costs[1]	118

Property and equipment[1]	94

Contracts (intangible other assets)[1] Weighted-average amortization period of 52 months	1,337

$1,760

[1]	These assets received a fair value allocation reduction totaling $95, due to fair value in excess of the $1,760 adjusted purchase price.

The value of contracts, net of amortization, at December 31, 2005 was $1,225 and was recorded in other assets.

NOTE 10 -	LEASES PAYABLE:

On June 28, 2001, NTS executed a Master Lease Purchase Agreement with Electronic Data Systems Corporation (“EDS”), later amended on January 10, 2003, whereby EDS provided lease financing to support installation of the NTS CrossingGuard product to municipalities under leasing terms. NTS received $3,183 in advances, which were collateralized by equipment delivered under leased CrossingGuard systems. During 2003, the Company recorded $164 of EDS interest expense.

On January 26, 2004, the Company satisfied its remaining obligations to EDS by making a payment of $2,179. This transaction resulted in the Company recording a gain on early extinguishment of debt of $681 in January 2004.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 11 -	COMMON AND PREFERRED STOCK:

Private Placement and Silver Star Note Conversion:

The Company sold 2,843,000 shares of its common stock to accredited investors in private placements conducted during December 2003 (1,596,560 shares), and January 2004 (1,246,440 shares). The shares were sold at $3.00 per share, with net proceeds to Nestor (after $682 of expenses of the offering) of $2.76 per share totaling $7,847 ($3,440 in January 2004). The Securities and Exchange Commission declared the Registration Statement on Form S-2 (SEC File No. 333-112359) for the resale of these shares effective on April 23, 2004. The Company has continuing obligations in connection with the registration of the resale of the shares offered, including causing the registration statement filed to remain continuously effective for two years or, if earlier, until the sale of shares covered by the registration statement is complete and indemnifying the holders from liabilities it may incur resulting from any untrue statement or omission of a material fact in the registration statement and related documents and from other liabilities related to the registration.

On December 31, 2003, after the initial closing of the private placement above, the Company exercised its right to convert the Silver Star Note and accrued interest (see Note 7 ) by issuing 676,384 shares of Nestor common stock at $3.00 per share.

Although the proceeds from the initial closing above were received in December 2003 and the Silver Star note conversion was effective December 31, 2003, the associated stock certificates were not issued until January 2004. As such, these 2,272,944 shares are classified as “Stock Pending Issuance” on the balance sheet at December 31, 2003.

Laurus Note Conversions:

As more fully described in Note 7, Laurus elected to convert $85 of their first note into 55,000 shares of Nestor common stock in 2003. In January 2004, Laurus further converted $764 of the note into 492,904 shares of Nestor common stock. Both conversions were priced at $1.55 per share. During the period September through November 3, 2004, Laurus converted $1,305 due on its second note into 372,857 shares of Nestor common stock at $3.50 per share.

As more fully described in Note 7, the Company issued 203,774 shares of common stock to Laurus on December 28, 2005 in exchange for Laurus agreeing to retire the unpaid portion of the May 2005 convertible debt and interest amounting to $5,320 in exchange for a non-convertible three year Note for $6,000 and cash of $680. The market value of the common shares issued to Laurus on December 28, 2005 were $1,080 and will be recorded as a discount to the new note, and amortized over the three year life of the Note, unless paid earlier.

One-for-Ten Reverse Stock Split:

The Company filed a certificate of amendment to its certificate of incorporation on April 11, 2003, causing a one-for-ten reverse stock split of the outstanding shares of the Company common stock effective on that date. The Company’s common stock began trading on a post reverse split basis on April 21, 2003 under the new trading symbol “NESO” (previously “NEST”). These financials reflect common stock and loss per share on a post-split basis.

Preferred Stock:

Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $180 at December 31, 2005 and 2004.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 12 -	OPTIONS AND WARRANTS:

On April 1, 1984, the Company adopted an Incentive Stock Option Plan, which authorized the grant of options for up to 245,000 shares (post-reverse split) of the Company’s common stock. This plan terminated April 1, 2004.

On May 6, 1997, the Company adopted the 1997 Stock Option Plan under which the Board of Directors granted incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company’s common stock at a price equal to the market price of the stock at the date of grant. In June 2001, the 1997 Stock Option Plan was amended to increase the aggregate number of options authorized to 500,000 shares (post-reverse split) of the Company’s common stock. Options vest over four years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire eight years from the date of grant. The options are not transferable except by will or domestic relations order. No further grants may be made under this Plan pursuant to the adoption of the 2004 Stock Incentive Plan.

On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan, which provides for the grant of awards to employees, officers and directors. Subject to adjustments for changes in the Company’s common stock and other events, the stock plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards. The Board of Directors will determine the award amount, price usually equal to the market price of the stock on the date of the grant, vesting provisions and expiration period (not to exceed ten years) in each applicable agreement. The awards are not transferable except by will or domestic relations order.

The following table presents the activity of the Company’s Stock Option Plans for the years ended December 31, 2005, 2004 and 2003 on post-reverse split basis. In 2003, options granted were to directors of the Company; many of which were canceled later in 2003 due to changes in the Board.

The number of options granted and outstanding in 2005 and 2004 rose significantly due to grants made pursuant to employment agreements as well as grants made to each employee and director during the year.

	Years Ended December 31,
	2005		2004		2003
	Shares	Weighted Av. Ex. Price	Shares	Weighted Av. Ex. Price	Shares	Weighted Av. Ex. Price
Outstanding beginning of year	2,887,655	$4.71	312,397	$5.75	324,199	$6.50
Granted	474,665	5.63	2,777,650	4.66	176,250	3.34
Exercised	100,844	3.99	28,000	1.34	---	---
Canceled	395,449	4.81	174,392	6.28	188,052	4.85
Outstanding end of year	2,866,027	4.87	2,887,655	4.71	312,397	5.75

Options exercisable at year end	1,413,243	$4.79	1,010,236	$4.87	233,970	$6.80

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2005:

Options Outstanding						Options Exercisable
Range of Ex. Price			Number of Outstanding at 12-31-05	Weighted Average Remaining Contractural Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12-31-05	Weighted Averaged Exercisable Price
$1.00	-	1.90	23,050	$4.38	$1.76	17,790	$1.75
3.55	-	3.85	163,400	5.83	3.69	115,800	3.75
4.50	-	5.95	2,627,312	7.44	4.94	1,285,388	4.91
6.04	-	7.23	52,265	$7.75	6.47	12,265	6.85
			2,866,027	$7.33	$4.87	1,431,243	$4.79

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. The Company issued 154,000 warrants in connection with the first Laurus note financing in July 2003, 60,000 warrants in connection with the private placement in November 2004, and 100,000 warrants in connection with the private placement in May 2005.

The following table presents warrants outstanding after adjusting to a post-reverse split basis:

	Years Ended December 31,
	2005	2004	2003

Eligible, end of year for exercise, currently	178,331	80,611	660,936

Warrants issued	100,000	60,000	154,000

Low exercise price	$4.80	$0.49	$1.78
High exercise price	$8.43	$2.72	$2.25

The warrants outstanding as of December 31, 2005 are currently exercisable and expire at various dates through May, 2010. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $4.80 to $8.43 per share.

During the year ended June 30, 1996, the exercise price of 100,000 warrants issued in the prior year was reduced from $15.00 to $6.50 (post-reverse split). The Company recorded, on a prorated basis, the $850 cumulative expense over the life of the warrants through August 1, 2004. Accordingly, the Company recognized expenses totaling $62, $106 and $106 in 2004, 2003 and 2002. During the quarter ended September 30, 2004, all warrants with an expiration date of August 1, 2004 were exercised on a cashless basis. This resulted in Company issuing 136,292 shares of its common stock at conversion prices from $3.98 to $4.28 per share in exchange for 269,856 warrants with exercise prices from $.49 to $2.65 per share. The Company also reclassified $850 related to these warrants and $375 related to other expired warrants from warrants to additional paid-in capital on the balance sheet.

In 2004, Laurus Master Fund, Ltd. exercised their 140,000 warrants with exercise prices from $1.78 to $2.25 per share on a cashless basis, resulting in the Company issuing 76,466 shares of its common stock at a conversion price of $4.18 per share. Sage also exercised 11,720 warrants on a cashless basis, resulting in the issuance of 5,953 shares of Nestor stock at conversion prices of $3.54 to $4.46 per share.

In addition, NTS Investors, LLC (the “Group”) received a warrant right in January 2001 to acquire up to 298,071 additional shares of common stock exercisable at the same price at which the then outstanding warrants of Nestor, Inc. were exercisable, but only in the event the then outstanding warrants were exercised, so as to maintain their initial ownership interest percentage. This warrant right decreased by 125,000 shares on March 1, 2002 with the expiration of TSAI’s warrant on that date. The Group exercised 124,952 warrants on a cashless basis during 2004 at prices of $3.98 to $ 4.63 per share, resulting in 59,898 shares of Nestor stock being issued. Warrants outstanding at December 31, 2005 includes 18,331 warrants belonging to the Group. In addition, the Group received a warrant to acquire 100,0000 shares of the Company’s common stock at $12.80 per share for three years as dilution protection against both the Company’s and NTS’s converted employee stock options outstanding at closing. This warrant expired on September 12, 2004. Such remaining warrants are treated as variable and, accordingly, are revalued quarterly with offsetting adjustments to additional paid-in capital.

NOTE 13 -	SEGMENT AND GEOGRAPHIC INFORMATION:

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company’s decision-making group, its executive team, views the Company’s operations and manages its business principally as one segment. Therefore, the financial information presented in these financial statements represents all the material financial information related to the Company’s principal operating segment. The Company principally operates in the United States where its long lived assets are located.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 14 -	MASTER LEASE ASSIGNMENT:

The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. (“GE”). Under this sales-type lease agreement, NTS received $1,600 in 2005 from GE and $880 in 2004 from GE on behalf of DelDOT pursuant to its Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE. As a matter of convenience, NTS monthly billings to DelDOT include their GE repayment of principal and interest, which NTS then remits to GE on their behalf.

NOTE 15 -	OTHER EXPENSE - NET:

Other expense as reflected in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2005	2004	2003
Interest and dividend income	$113	$79	$13
Interest expense	(847)	(239)	(470)
Expense relating to financing operations	---	(63)	(106)
Unrealized loss	(3)	(10)	---
Realized loss	---	(96)	---
Other income	33	---	64
Contract termination charge	---	---	(125)
Gain (Loss) on disposal of fixed assets	---	(5)	(5)
Other expense - net	$(704)	$(334)	$(629)

NOTE 16 -	INCOME TAXES:

During 2005 and 2004, the Company recorded deferred tax assets primarily for the benefit of net operating losses in the amount of $4,054 and $2,697 respectively. The cumulative amount of these assets, which is $21,523 and $17,469 at December 31, 2005 and 2004, respectively, is fully reserved. Due to the Company’s history of operating losses, management has concluded that realization of the benefit is not likely.

The Company has available at December 31, 2005, $54,007 and $34,180 of net operating loss carryforwards for federal and state purposes, respectively. Approximately $13,318 and $4,062 of these federal and state net operating loss carryforwards were acquired as part of the merger with NTS. These loss carryforwards may be applied against future taxable income and began to expire in 2005.

The Company’s effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2005, 2004, and 2003 as follows:

U.S. federal statutory rate	34%
State tax, net of federal tax benefit	5%
Provision for valuation allowance	(39%)
Effective income tax rate	0%

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 17 -	RELATED PARTY TRANSACTIONS:

On January 1, 1999, Nestor, Inc. entered into an exclusive license with NTS through the expiration date of the underlying patents protecting the technologies used in NTS’s products. The license provides for royalties, as defined, to be paid to Nestor, Inc. that are eliminated in consolidation.

See Note 7, 8, 11, and 20 for transactions with Silver Star and Foundation Partners I, LLC.

NOTE 18 -	COMMITMENTS AND CONTINGENCIES:

Minimum rental commitments of non-cancelable operating leases are approximately as follows:

Year ending December 31,
2006	$205
2007	166
2008	135
2009	135
2010	90
$731

Rental expense was approximately $394, $224, and $149 during 2005, 2004, and 2003, respectively.

NTS entered into an operating lease dated June 21, 2000 for office and warehouse facilities in East Providence, Rhode Island. This lease provides for monthly rentals of $10 through July 2003 and then increased to $10 monthly through July 2005. Rent payments for this lease was $127 in 2003, $139 in 2004, and $120 for 2005. Space was leased adjacent to this facility in July 2004, for additional office and warehouse facilities. This lease provides for monthly rentals of $5 through May 2005 then increases two hundred dollars monthly in each of the two following years. Rent expense for this lease was $40 in 2004 and $50 for 2005. The Company relocated to new office and warehouse space in September 2005, and has recorded a reserve for lease termination costs related to the July 2004 adjacent space in the amount of $145 as of December 31, 2005.

In September 2005, the company entered into a new office lease in Providence, RI, which calls for monthly lease payments ranging from $8 to $11 through September 2010.

NTS also leases office space in San Diego, California. The July 2004 operating lease calls for monthly rent of $3 through the lease term expiration of June 2006. Rent expense was $15 in 2004 and $32 for 2005. The Company also leases warehouse space in Placentia, California. The February 2004 operating lease calls for monthly rent of $1 through the lease term expiration of January 2006. Rent expense was $15 in 2004 and $17 in 2005. The Company expects to relocate these California offices into one facility in Los Angeles to support the processing and support requirements of the CrossingGuard agreement with the City of Los Angeles and other California customers in the Los Angeles area.

On October 13, 2004, the Board of Directors approved employment agreements for the Company’s Chief Executive Officer and Chief Operating Officer (now the CFO effective January 2006) through December 31, 2007. The agreements automatically renew for a two-year period unless the Company elects not to renew. The agreements provide for a base salary of not less than $250 (CEO)/$200 (COO) and annual performance-based bonuses to be determined by the Company’s Compensation Committee. The Company also granted 1,000,000 stock options to the CEO and 600,000 stock options to the COO pursuant to the employment agreements. See Form 8-K dated October 13, 2004 for further information. On March 25, 2005, the COO’s position changed to Executive Vice President of Nestor, Inc., and on January 05, 2006 his position was expanded to include the CFO responsibilities, and his compensation remains unchanged.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

Further, in March 2005 the Board of Directors approved employment agreements for a new Chief Operating Officer and a Vice President and General Counsel of Nestor, Inc. through December 31, 2008. The agreements automatically renew for one year unless the Company elects not to renew. The agreements provide for a base salary of not less than $175 (COO)/$165 (Counsel) and the COO is entitled to receive performance-based cash and option bonuses, as defined. The Company also granted 30,000 stock options to the COO and 135,000 stock options to Counsel pursuant to the employment agreements.

In November 2005, the Company signed a purchase agreement with one of its vendors. This agreement commits the Company to purchase a minimum of $750 over eighteen months expiring in May 2007.

NOTE 19 -	LITIGATION:

Two suits have been filed against The Company and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. No decision has been made by the judge on that motion. The judge stayed all discovery pending the outcome of that motion.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nusiance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. No decision has been made by the judge on that motion. The judge stayed all discovery pending the outcome of that motion.

Sherrod Vans of Jacksonville, Inc., a former vendor that provided van customization services to us, has filed suit against us in the Circuit Court (Duval County, Florida), alleging that we failed to pay for some of the services that they provided. Sherrod is seeking payment from us of $114. Among the items for which they are seeking payment are items that have not been delivered to us. If Sherrod delivers those items, the amount in dispute is less than $20.

In addition, from time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not currently have any pending litigation other than that described above.

NOTE 20 -	SUBSEQUENT EVENTS:

On January 31, 2006, the Company sold 1,237,811 shares of its common stock to fifteen accredited investors at $4.42 per share raising $4,822, net of expenses and issued warrants to purchase 371,339 shares of its common stock exercisable at $4.91 per share expiring on January 31, 2009. The Company used $1,250 of the proceeds to immediately retire the Heil Secured Promissory Note. Among the purchasers was Silver Star Partners, an affiliate of the Company, which purchased 220,589 shares and a warrant to purchase an additional 66,176 shares.

On March 6, 2006, the Company initiated steps to reduce costs including the reduction in salaries to most employees of 10% including management under employment contracts, and terminated nine employees. The severance cost is estimated to be $102.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 21-	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

As described in Note 3 “Restatement of Consolidated Financial Statements” the quarterly information for the first three quarters for the fiscal year ended December 31, 2005 and the four quarters for the fiscal year ended December 31, 2004 have been restated. The effects of this restatement are reflected below.

	Year Ended December 31, 2005
	First Quarter		Second Quarter
	(As reported)	(As restated)	(As reported)	(As restated)
Revenues	$1,852	$1,852	$2,414	$2,414
Gross Profit	$660	$660	$678	$678
Net income (loss)	$(1,910)	$166	$(2,325)	$(3,444)
Basic and diluted income (loss) per share	$(0.10)	$0.01	$(0.12)	$(0.18)
Shares used in computing basic and diluted net income (loss) per share	18,751,942	18,751,942	18,815,049	18,815,049

	Third Quarter		Fourth Quarter	Total
	(As reported)	(As restated)
Revenues	$1,914	$1,914	$1,589	$7,769
Gross Profit	$624	$624	$75	$2,037
Net (loss)	$(2,792)	$(2,217)	$(1,269)	$(6,764)
Basic and diluted (loss) per share	$(0.15)	$(0.12)	$(0.07)	$(0.36)
Shares used in computing basic and diluted net (loss) per share	18,879,464	18,879,464	18,838,148	18,826,966

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

	Year Ended December 31, 2004
	First Quarter		Second Quarter
	(As reported)	(As restated)	(As reported)	(As restated)
Revenues	$1,099	$1,099	$1,552	$1,552
Gross Profit	$464	$464	$600	$600
Net (Loss)	$(525)	$(490)	$(1,120)	$(1,385)
Basic and diluted (loss)Per share	$(0.03)	$(0.03)	$(0.06)	$(0.08)
Shares used in computing basic and diluted net(loss) per share	18,030,526	18,030,526	18,035,899	18,035,899

	Third Quarter		Fourth Quarter		Total	Total
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)
Revenues	$1,833	$1,833	$1,551	$1,551	$6,035	$6,035
Gross Profit	$796	$796	$243	$243	$2,103	$2,103
Net (loss)	$(869)	$(748)	$(1,959)	$(3,555)	$(4,473)	$(6,178)
Basic and diluted (loss)Per share	$(0.05)	$(0.04)	$(0.11)	$(0.19)	$(0.25)	$(0.34)
Shares used in computing basic and diluted net(loss) per share	18,208,242	18,208,242	18,557,669	18,557,669	18,223,609	18,223,609

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

	Years Ended December 31, 2005
	First Quarter		Second Quarter		Third Quarter
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)
Balance Sheet
TOTAL ASSETS	17,089	17,089	21,113	21,113	21,086	21,086
LIABILITIES AND STOCKHOLERS’ EQUITY
Total current liabilities	2,009	2,009	4,236	4,236	6,904	6,904
Noncurrent liabilities:
Long term convertible notes payable	5,400	398	5,200	682	8,436	4,402
Long term notes payable	---	---	3,780	1,750	---	(1,853)
Long term asset retirement obligation	162	162	95	95	104	104
Long term, other	44	44	33	33	22	22
Derivative financial instruments	---	4,520	---	7,185	---	5,949
Total liabilities	7,615	7,133	13,344	13,981	15,466	15,528

Stockholders’ Equity:
Preferred stock	180	180	180	180	180	180
Common stock	188	188	188	188	189	189
Warrants	36	36	29	29	21	21
Additional paid-in capital	63,065	63,610	63,691	64,235	64,341	64,885
Accumulated deficit	(53,995)	(54,058)	(56,319)	(57,500)	(59,111)	(59,717)
Total Stockholders’ Equity	9,474	9,956	7,769	7,132	5,620	5,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	17,089	17,089	21,113	21,113	21,086	21,086

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

	Years Ended December 31, 2004
	First Quarter		Second Quarter		Third Quarter
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)
Balance Sheet
TOTAL ASSETS	16,192	16,192	15,697	15,697	14,924	14,924
LIABILITIES AND STOCKHOLERS’ EQUITY
Total current liabilities	1,901	1,901	2,644	2,644	2,933	2,933
Noncurrent liabilities:
Long term convertible notes payable	---	---	---	---	---	---
Long term notes payable	923	810	698	600	428	345
Long term asset retirement obligation	---	---	---	---	---	---
Long term, other	20	20	100	100	81	81
Derivative financial instruments	---	355	---	604	---	469
Total liabilities	2,844	3,086	3,442	3,948	3,442	3,828

Stockholders’ Equity:
Preferred stock	180	180	180	180	180	180
Common stock	180	180	180	180	183	183
Warrants	1,351	1,351	1,381	1,381	160	160
Additional paid-in capital	59,774	59,933	59,770	59,929	61,085	61,243
Accumulated deficit	(48,137)	(48,538)	(49,256)	(49,921)	(50,126)	(50,670)
Total Stockholders’ Equity	13,348	13,106	12,255	11,749	11,482	11,096

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	16,192	16,192	15,697	15,697	14,924	14,924

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

NOTE 22-	RECENT ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal years beginning after June 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006, the commencement of its first quarter of fiscal 2006. The Company believes the effect will be comparable to the pro forma effect as shown in Note 2P - Stock Option Plans.

The Company adopted the “modified prospective” transition method in which awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R). In particular, SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of an Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the retrospective application to prior periods financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change. The Company adopted this standard on January 1, 2006, and does not believe that it will have a material impact on the consolidated financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.

Based upon that evaluation and as a result of comments received in November 2005 from the Staff of the SEC pertaining to our Registration Statement on Form S-2, File No. 333-126047 as discussed in our Currrent Report on Form 8-K filed on December 5, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were ineffective with respect to the accounting and reporting of complex financial transactions involving the sale by us of non-conventional convertible debt instruments to Laurus Master Fund, Ltd. in July 2003, January 2004 and May 2005, and to accredited investors in November 2004. Specifically, we did not account for embedded derivatives in those debt instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” That failure to so account for those embedded derivatives constitutes a material weakness in our internal control over financial reporting as set forth in the Guidance in Auditing Standards No. 2 of the Public Company Accounting Oversight Board regarding previously issued financial statements. This material weakness was also noted by our independent auditors in a letter to the Audit Committee of the Company’s Board of Directors dated April 12, 2006. As a result of that material weakness, in April 2006, we restated our financial statements for years ended December 31, 2003 and 2004, as well as for the quarters ended March 31, June 30 and September 30, 2004 and 2005. See Note 3 to the financial statements included in this Report. To address this ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting, we have identified and retained outside consultants with experience and expertise in the identification, classification and accounting treatment of embedded derivatives and implemented internal procedures whereby we will use those consultants to advise us on identifying, classifying and accounting for future transactions which could involve embedded derivatives. We believe that this change will remediate the ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments; however, given the nature and continuing evolvement of the accounting rules governing these financial transactions there is no assurance that the guidance provided to us by consultants on these transactions will be correctly interpreted.

Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, except as discussed in the previous paragraph, our disclosure controls and procedures were effective, in that they (i) provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To remediate the ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments discussed above, during the quarter ended March 31, 2006, we identified and retained outside consultants with experience and expertise in the identification, classification and accounting treatment of embedded derivatives and implemented internal procedures whereby we will use those consultants to advise us on identifying, classifying and accounting for future transactions which could involve embedded derivatives.

Management’s Report on Internal Control Over Financial Reporting

We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with our filing for our fiscal year ending December 31, 2007. Pending revisions to the scope of the Sarbanes-Oxley Act may change our compliance requirements and timing based on our market capitalization and revenue levels.

ITEM 9B.	Other Information

None.

ITEM 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of Nestor’s code of ethics is available without charge by writing to: Nestor, Inc., 42 Oriental Street, Providence, Rhode Island 02908, Attention: Nigel P. Hebborn.

ITEM 11.	Executive Compensation.

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

ITEM 13.	Certain Relationships and Related Transactions.

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

ITEM 14.	Principal Accounting Fees and Services.

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	The financial statements of the Company and accompanying notes, as set forth in the the contents to the financial statements annexed hereto, are included in Part II, Item 8.

(2)	Consolidated Financial Statement Schedule: Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because such information is not applicable.

(3)	Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith.

See Exhibit Index.

(b)	See Exhibit Index.

PART IV

ITEM 15(a)(2)

NESTOR, Inc.
Consolidated Financial Statement Schedule
Valuation and Qualifying Accounts and Reserves
(In Thousands)

For Years ended December 31, 2005, 2004, 2003

Accounts receivable allowance for doubtful accounts:

	2005	2004	2003

Balance at beginning of year	$84	$84	$	---
Provision charged to expense	80	34		84
Write-offs and recoveries	---	(34)		---
Balance at end of year	$164	$84		$84

Inventory allowance for obsolescence:

	2005	2004		2003

Balance at beginning of year	$50	$	---	$	---
Provision charged to expense	330		50		---
Provision in other accounts	173		---		---
Write-offs and recoveries	(13)		---		---
Balance at end of year	$(540)		$(50)		$(0)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESTOR, INC.
(Registrant)

/s/ William B. Danzell
William B. Danzell, Chief Executive Officer

/s/ Nigel P. Hebborn
Nigel P. Hebborn, Chief Financial Officer

Date: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ George L. Ball
George L. Ball	Chairman of the Board of Directors	April 14, 2006

/s/ William B. Danzell
William B. Danzell	Director, President, and Chief Executive Officer	April 14, 2006

/s/ Albert H. Cox
Albert H. Cox	Director	April 14, 2006

/s/ Terry E. Fields
Terry E. Fields	Director	April 14, 2006

/s/ David N. Jordan
David N. Jordan	Director	April 14, 2006

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation.

4.1
Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 333-108432), filed September 2, 2003, is hereby incorporated herein by reference.

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

10.8
License Agreement dated May 18, 2001 between the Company and Retail Decisions, Inc. filed as an exhibit to the Company's current report on Form 8K dated May 18, 2001, which is hereby incorporated by reference.

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

Exhibit No.	Description of Exhibits
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

10.16	Nestor, Inc. Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company’s Registration Statement on Form S-8, filed May 5, 1987, is hereby incorporated herein by reference

10.17	Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8, filed May 16, 1997, is hereby incorporated by reference.

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

Exhibit No.	Description of Exhibits
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

10.36
Employment Agreement dated March 29, 2005 between Nestor, Inc. and Tadas A. Eikinas filed as an Exhibit to Nestor's Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.37
Employment Agreement dated March 29, 2005 between Nestor, Inc. and Benjamin M. Alexander filed as an Exhibit to Nestor's Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.38
Incentive Stock Option Agreement by and between Nestor, Inc. and Tadas A. Eikinas dated March 29, 2005 filed as an Exhibit to Nestor's Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.39
Incentive Stock Option Agreement by and between Nestor, Inc. and Benjamin M. Alexander dated March 29, 2005 filed as an Exhibit to Nestor's Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.40	Bonus Targets Letter to William B. Danzell dated March 29, 2005 filed as an Exhibit to Nestor's Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.41	Bonus Targets Letter to Nigel P. Hebborn dated March 29, 2005 filed as an Exhibit to Nestor's Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.42
Lease Agreement between Nestor Traffic Systems, Inc. and Admiral Associates dated May 27, 2005 filed as an Exhibit to Nestor's Current Report on Form 8-K dated May 27, 2005, is hereby incorporated by reference.

10.43
Subsidiary Guaranty dated May 16, 2005 by Nestor, Inc. to Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Registration Statement on Form S-2 (File No. 333-126047), is hereby incorporated by reference.

10.44
Security Agreement by Nestor, Inc. and Nestor Traffic Systems, Inc. to Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Registration Statement on Form S-2 (File No. 333-126047), is hereby incorporated by reference.

10.45
NTSI Pledge and Security Agreement dated May 16, 2005, between Laurus Master Fund, Ltd and Nestor Traffic Systems, Inc. filed as an Exhibit to Nestor's Registration Statement on Form S-2 (File No. 333-126047), is hereby incorporated by reference.

Exhibit No.	Description of Exhibits
10.46
Common Stock Purchase Warrant dated May 16, 2005 by Nestor, Inc. to Laurus Master Fund, Ltd. filed as an Exhibit to Nestor's Registration Statement on Form S-2 (File No. 333-126047), is hereby incorporated by reference.

10.47
Settlement Agreement and Mutual Release by and between Transol Corporation Ltd., Transol USA, Inc. and Nestor, Inc. dated June 28, 2005 filed as an Exhibit to Nestor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is hereby incorporated by reference.

10.48
Secured Promissory Note by Nestor, Inc. to Foundation Partners I, LLC. dated August 30, 2005 filed as an Exhibit to Nestor's Current Report on Form 8-K dated August 30, 2005, is hereby incorporated by reference.

10.49
Purchase and Sale Agreement dated August 31, 2005 by and among Transol Holdings Pty Limited (ACN 100 078 046) (receivers and managers appointed), Transol PTY Limited (ABN 65 095 538 828) (receivers and managers appointed), Transol Corporation Limited (ABN 73 089 224 402) (receivers and managers appointed), Alleasing Finance Australia Limited (ABN 94 003 421 136) and Nestor Traffic Systems, Inc. filed as an Exhibit to Nestor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is hereby incorporated by reference.

10.50
Securities Purchase Agreement by and between Nestor, Inc. and Laurus Master Fund, Ltd. dated December 28, 2005 filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 28, 2005, is hereby incorporated by reference.

10.51
Secured Term Note made by Nestor, Inc. to Laurus Master Fund, Ltd. dated December 28, 2005 filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 28, 2005, is hereby incorporated by reference.

10.52
Registration Rights Agreement by and between Nestor, Inc. and Laurus Master Fund, Ltd. dated December 28, 2005 filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 28, 2005, is hereby incorporated by reference.

10.53
Reaffirmation and Ratification Agreement and Amendment by and among Nestor, Inc., Nestor Traffic Systems, Inc. and Laurus Master Fund, Ltd. dated December 28, 2005 filed as an Exhibit to Nestor's Current Report on Form 8-K dated December 28, 2005, is hereby incorporated by reference.

10.54	Letter agreement from William B. Danzell to Nestor, Inc. dated March 6, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated March 6, 2006, is hereby incorporated by reference.

10.55
Letter agreement from Nigel P. Hebborn to Nestor, Inc. dated March 6, 2006 dated March 6, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated March 6, 2006, is hereby incorporated by reference.

10.56
Letter agreement from Tadas A. Eikinas to Nestor, Inc. dated March 6, 2006 dated March 6, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated March 6, 2006, is hereby incorporated by reference.

10.57
Letter agreement from Benjamin M. Alexander to Nestor, Inc. dated March 6, 2006 dated March 6, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated March 6, 2006, is hereby incorporated by reference.

10.58	Memorandum of Agreement dated November 10, 2005 by and between Vitronic Machine Vision Ltd., a Georgia limited partnership and Nestor Traffic Systems, Inc.

10.59	Securities Purchase Agreement dated January 31, 2006 by and among Nestor, Inc. and the investors named therein.

10.60	Form of Common Stock Warrant dated January 31, 2006.

23.01	Consent of Carlin, Charron & Rosen LLP dated April 12, 2006

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description of Exhibits
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Statement Pursuant to 18 U.S.C. §1350*

*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.