Form 10-K/A
period 2005-12-31
NESTOR INC
filed 2006-04-28
CIK 720851

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ________________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer:	Accelerated filer:	Non-accelerated filer:	X

Indicated by check mark whether the registrant is a shell company:	Yes:	No:	X

The aggregate market value of the 7,471,357 shares of voting stock held by non-affiliates of the registrant on June 30, 2005, based on the closing price of such stock on June 30, 2005, was $44,828,142.

The number of shares outstanding of the Registrant’s Common Stock at April 25, 2006 was 20,365,916.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information, regarding the directors and executive officers of the Company:

Name	Age	Director/Officer Since	Capacities in which served
George L. Ball	67	2003	Director, Chairman of the Board
Albert H. Cox, Jr.	73	2003	Director
William B. Danzell	51	2003	Director, President and Chief Executive Officer
Terry E. Fields	58	2003	Director
David N. Jordan	62	2003	Director
Nigel P. Hebborn	47	1996	Executive Vice President, Treasurer and Chief Financial Officer of Nestor, Inc. and President of Nestor Traffic Systems, Inc.
Tadas (Todd) A. Eikinas	39	2005	Chief Operating Officer
Benjamin M. Alexander	46	2003	Vice President, General Counsel and Secretary

George L. Ball is the Chairman of Sanders Morris Harris Group, the largest investment banking firm headquartered in the Southwest. Mr. Ball was appointed to the board of directors at the time of the merger between Harris Webb & Garrison and Sanders Morris Mundy. Prior to the merger, he served as Chairman of the Board and a director of Sanders Morris Mundy Inc. Since the merger, Mr. Ball has served as Chairman of the Board and a director of Sanders Morris Harris Inc., as a director of SMH Capital, Inc. and SMH Capital Advisors, Inc., and on the management committee of Salient Capital Management, LLC, the general partner of Salient Partners, L.P. and Salient Trust Company, LTA, Charlotte Capital, LLC, and Select Sports Group Holdings, LLC. He served as a director of Sanders Morris Mundy Inc. since May 1992, and was its non-executive Chairman of the Board from May 1992 to July 1997. From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson Inc. From September 1991 to September 1992, he was a consultant to J. & W. Seligman & Co. Incorporated. Mr. Ball served as President and Chief Executive Officer of Prudential-Bache Securities, Inc. from 1982 until 1991 and Chairman of the Board from 1986 to 1991. He also served as a member of the Executive Office of Prudential Insurance Company of America from 1982 to 1991. Before joining Prudential, Mr. Ball served as President of E.F. Hutton Group, Inc. Mr. Ball is a former governor of the American Stock Exchange and the Chicago Board Options Exchange, and served on the Executive Committee of the Securities Industries Association. Mr. Ball also serves as a director of InterFit Health, the largest independent provider of health screening services in the United States.  He is a graduate and former trustee of Brown University and currently serves on the boards of several national nonprofit institutions.

Albert H. Cox, Jr. is a private investor and economic consultant. From 1970 until 1985 he was an executive with Merrill Lynch & Co. in New York. During that period, he served as Chief Economist, President of Merrill Lynch Economics (consultants to over 150 major corporations) and Executive Vice President and Board member of Lionel D. Edie & Co. (investment counsel subsidiary of Merrill Lynch). From 1985 to 1991, he was a Board member and Senior Economic Adviser with BIL Management and its successor Trainer, Wortham & Co. in New York, subsidiaries of the Bank in Liechtenstein. From 1994-97 he was a Board member of Siebels Bruce insurance group (Columbia, S.C.). Earlier in his career, Dr. Cox served in Washington as Special Assistant to the Chairman of President Nixon's Council of Economic Advisers. In 1980, he was a member of President-elect Reagan's Inflation Policy Task Force. Dr. Cox holds a Ph.D. in Finance and Economics from the University of Michigan and an M.B.A. in Finance from the University of Texas.

William B. Danzell is the Chief Executive Officer and President of Nestor, Inc. Mr. Danzell serves as Nestor Traffic Systems, Inc.’s Chairman of the Board of Directors. Mr. Danzell also holds the position of President of Danzell Investment Management, Ltd., a private investment management and consulting company to restructuring corporations and is Managing Director of Silver Star Partners I, LLC. He was employed by Prudential Securities, Inc. from 1983 to 1995 and held the position of Senior Vice President-Portfolio Manager. He began his career in the financial industry in 1981 with Merrill Lynch. Mr. Danzell received his Economics degree from Colgate University (Hamilton, NY) in 1977.

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

David N. Jordan is President of L-J Inc., a general contracting firm headquartered in Columbia, South Carolina. Mr. Jordan began working for L-J Inc. in 1966 as a Field Supervisor and became President of the company in 1973. Mr. Jordan holds a B.S. degree in Marketing from the University of South Carolina.

Nigel P. Hebborn, Executive Vice President, Treasurer and Chief Financial Officer of Nestor, Inc. and President of Nestor Traffic Systems, Inc., joined the Company in October 1996. He is responsible for the Company’s corporate development activities, including working with the Company’s management in the development and roll-out of commercial applications. He was most recently President of Wolffish Consulting Services, Inc., a consulting and background reporting firm. Prior to forming Wolffish Consulting Services, Inc., Mr. Hebborn served as Vice President Finance of Nova American Group, Inc., in Buffalo, New York and as President of various subsidiaries of this insurance and banking holding company. Earlier in his career, Mr. Hebborn, a CPA, was employed by Price Waterhouse.

Tadas (Todd) A. Eikinas, Chief Operating Officer of Nestor, Inc., joined the Company in September 2004 as National Program Manager and was promoted to his current position in March 2005. Mr. Eikinas has 15 years of experience in building, implementing and supporting large-scale systems integration projects with a strong emphasis on managing the installation and operation of Automated Photo Enforcement programs. Mr. Eikinas came to Nestor from Peek Traffic, Inc., where he served as Director of their Automated Enforcement Program and IT since 2001. He was the technical manager of Americas Technology Operations at Arthur Andersen, LLP in 2001. He was the Manager of Information Systems at Kforce.com in 2000, Assistant Vice President of Open System at Citizens Bank in 1999 and Assistant Vice President and Manager of Technical Operations at State Street Corporation, Financial Markets Group in 1997. Mr. Eikinas holds a Bachelor of Science degree in Electrical Engineering Technology from Northeastern University.

Benjamin M. Alexander, a lawyer since 1992, is Vice President, General Counsel and Secretary of Nestor, Inc. Before joining Nestor in March 2005, Mr. Alexander was of counsel to Partridge Snow & Hahn, practicing in all areas of business law including securities law, mergers and acquisitions, and general corporate counseling. Mr. Alexander was at Partridge Snow & Hahn from 2002 until joining Nestor, and he was a partner at Hale and Dorr LLP from 1999 until 2002.  Mr. Alexander was elected Secretary of Nestor, Inc. in 2003.  Before entering the legal profession, he worked as a systems engineer, specializing in digital circuit design, programming and systems integration. Mr. Alexander is a graduate of the University of Pennsylvania Law School and Marymount University.

Audit Committee

The Company has an audit committee comprised of the following three Directors: Mr. Terry E. Fields, Dr. Albert H. Cox, Jr. and Mr. David N. Jordan. The Audit Committee operates under a written charter adopted by the Board of Directors on December 17, 2003 and amended on April 8, 2004. The Board of Directors has determined that each member of the Audit Committee qualifies as independent director, as required by the Audit Committee Charter. In making this determination, the Board of Directors applies the independence criteria of the Marketplace Rules of the NASDAQ Stock Market, Inc. and the Securities and Exchange Act.

Audit Committee Financial Expert

The Board of Directors determined that the Chairman of the Audit Committee, Terry E. Fields, qualifies as an "Audit Committee Financial Expert." Mr. Fields is "independent" of Nestor's management under the National Association of Securities Dealers, Inc.'s Marketplace Rule 4200(a)(15).

Code of Ethics

The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of Nestor’s code of ethics is available without charge by writing to Nestor, Inc. 42 Oriental Street, Providence, Rhode Island 02908, Attention: Nigel P. Hebborn.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of the forms, reports, and certificates furnished to the Company by such persons with respect to the fiscal year ended December 31, 2005, all such reports with respect to such fiscal year were filed on a timely basis.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information for the calendar years ended December 31, 2005, 2004 and 2003 compensation paid by the Company to the chief executive officer and to each of the officers of the Company whose total annual salary and bonus exceed $100,000 in the calendar year ended December 31, 2005. All options are reported on a post-split basis.

					Long-Term Compensation Awards
Name and Principal Position	Calendar Year	Salary ($)	Bonus ($)	Other Annual Compensation(1)	Restricted Stock Awards	Options/ SARs	Payout	All Other Comp ($)

William B. Danzell(2)	2005	302,500	101	78	0	0	0	0
President and CEO	2004	272,500	0	235	0	632,100	0	0
	2003	177,083	500	115	0	0	0	0

Nigel P. Hebborn	2005	200,000	101	78	0	0	0	0
EVP, Treasurer and CFO	2004	183,333	0	153	0	602,100	0	0
of Nestor, Inc. and	2003	180,000	1,400	153	0	0	0	0
President of Nestor Traffic
Systems, Inc.

Tadas A. Eikinas(3)	2005	161,939	25,101	78	0	30,000	0	0
Chief Operating Officer	2004	36,459	0	27	0	50,000	0	0

Benjamin M. Alexander(4)	2005	131,369	110	78	0	135,000	0	0
Vice President, General
Counsel and Secretary

(1) Payment of group term life insurance premiums.
(2)  Mr. Danzell joined the Company in April 2003.
(3)  Mr. Eikinas joined the Company in September 2004 and became Chief Operating Officer in March 2005.
(4)  Mr. Alexander joined the Company in February 2005.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning the grant of stock options to each of the Named Executive Officers in fiscal 2005. All of these options were granted under the Company’s 2004 Stock Option Plan, as amended at exercise prices equal to the fair market value of the Common Stock on the grant dates. The options expire eight or ten years from their date of grant. Commission rules require the Company to show hypothetical gains that the Named Executive Officers would have for these options at the end of their terms. The Company calculated these gains assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term as required by Commission rules. These rates of stock price appreciation are not the Company’s estimate or projection of future stock prices.

Individual Grants in Last Fiscal Year					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options/SARs Granted(2)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5% ($)	10%($)

Tadas A. Eikinas	30,000	6.3%	5.95	03/29/2013	85,226	204,131

Benjamin M. Alexander	135,000	28.4%	5.95	03/29/2013	383,516	918,588

(1)
The potential realizable value of a stock option is the product of (a) the difference between (i) the product of the per-share market price at the time of grant and the sum of one plus the assumed rate of appreciation compounded annually over the term of the stock option and (ii) the per-share exercise price of the stock option and (b) the number of securities underlying the stock options at the end of fiscal 2005.

(2)	Vesting of the options granted under the 2004 Stock Option Plan occurs on an annual pro rata basis over the term of two to five years from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table presents the value of exercised and unexercised options held by the named executives at fiscal year-end:

Name	Shares Acquired on Exercise	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End Exercisable (E) and Unexercisable (U)		Value of Unexercised In-the-Money Options/ SARs at Fiscal Year-End ($) Exercisable (E) and Unexercisable (U)(2)

William B. Danzell	0	0	600,700	(E)	505,568
			401,400	(U)	339,136

Nigel P. Hebborn	0	0	378,048	(E)	321,959
			243,800	(U)	214,072

Tadas Eikinas	0	0	30,000	(E)	25,800
			50,000	(U)	38,700

Benjamin M. Alexander	0	0	10,000	(E)	0
			125,000	(U)	0

(1)	Value realized is calculated based on the difference between the fair market value of the shares acquired and the prices of the exercised options on the date of exercise.
(2)
Dollar value of unexercised in-the-money options is calculated based on the difference between the closing price of the Common Stock on NASDAQ on December 31, 2005 ($5.79 per share) and the exercise prices of the options held.

Compensation of Directors

The Company's non-employee directors receive cash compensation of $1,250 per Board meeting attended in person, $500 per Committee meeting attended in conjunction with a Board meeting (chair), $250 per Committee meeting attended in conjunction with a Board meeting (member), $1,000 per Committee meeting attended not in conjunction with a Board meeting (chair), $500 per Committee meeting attended not in conjunction with a Board meeting (member) and $500 per telephonic special Board meeting.

Employment Agreements

Employment Agreement with William B. Danzell. On October 13, 2004, Nestor, Inc. entered into an employment agreement with William B. Danzell. Mr. Danzell is the Chairman of the Board of Nestor and its President and Chief Executive Officer. The employment agreement, as amended on March 6, 2006, provides that Mr. Danzell will be paid a base salary of not less than $225,000 per year and annual performance-based bonuses to be determined by Nestor’s Compensation Committee.  Pursuant to the agreement, Mr. Danzell was also paid $75,000 for services performed without compensation when he was first elected chief executive officer and president; $37,500 of which was paid in 2004 and $37,500 of which was paid in 2005.

The term of the employment agreement is through December 31, 2007 and automatically renews for an additional two year period unless Nestor elects not to renew the agreement. The employment agreement may be terminated by either party on 30 days’ notice. If Nestor terminates Mr. Danzell’s employment without Cause or Mr. Danzell resigns for Good Reason (each as defined in the agreement), then, subject to certain conditions, Nestor is obligated to pay Mr. Danzell severance equal to his base salary and bonus (based on then current year to date performance) for the remainder of the employment term and certain of his options (described below) vest immediately.

Pursuant to the employment agreement, on October 13, 2004, Nestor granted, under the terms of its 2004 Stock Incentive Plan, two options to purchase 330,000 and 300,000, respectively, shares of Nestor common stock, $.01 par value per share, to Mr. Danzell at an option exercise price of $4.95 per share. The first option becomes exercisable for 100,000 of the shares subject to the option on December 31, 2004, for 200,000 such shares on December 31, 2005 and for 30,000 such shares on December 31, 2006 and expires on October 13, 2012. The second option becomes exercisable on the earlier of (a) October 13, 2012 or (b) with respect to 100,000 shares, the first date on which Share Price (as defined in the agreement) equals or exceeds 117.5% of Share Price on October 13, 2004, and with respect to 200,000 shares, the first date on which Share Price equals or exceeds 138.0625% of Share Price on October 13, 2004, and expires on October 12, 2014. The Company is further obligated under Mr. Danzell’s employment agreement to grant him an option to purchase 170,000 shares at an exercise price of $4.95 per share vesting on December 31, 2006 and expiring on October 13, 2012 and an option to purchase 200,000 shares at an exercise price of $4.95 per share becoming exercisable on the earlier of (a) October 13, 2012 or (b) the first date on which Share Price equals or exceeds 162.2234375% of Share Price on October 13, 2004 and expiring on October 12, 2014. The options are incentive stock option to the extent permitted under the Internal Revenue Code of 1986, as amended, with any amount in excess of permitted levels under the Code to be treated as a non-statutory stock option to the extent of such excess. The vesting of all of the options granted to Mr. Danzell accelerate if, following a Change in Control (as defined in the agreement), Nestor terminates Mr. Danzell’s employment without Cause or Mr. Danzell resigns for Good Reason.

Employment Agreement with Nigel P. Hebborn. On October 13, 2004, Nestor, Inc. entered into an employment agreement with Nigel P. Hebborn. Mr. Hebborn is Nestor’s Executive Vice President and the CEO of Nestor Traffic Systems, Inc. The employment agreement, as amended on March 6, 2006, provides that Mr. Hebborn will be paid a base salary of not less than $180,000 per year and annual performance-based bonuses to be determined by Nestor’s Compensation Committee.

The term of the employment agreement is through December 31, 2007 and automatically renews for an additional two year period unless Nestor elects not to renew the agreement. The employment agreement may be terminated by either party on 30 days’ notice. If Nestor terminates Mr. Hebborn’s employment without Cause or Mr. Hebborn resigns for Good Reason (each as defined in the agreement), then, subject to certain conditions, Nestor is obligated to pay Mr. Hebborn severance equal to his base salary and bonus (based on then current year to date performance) for twelve months following such termination and certain of his options (described below) vest immediately.

Pursuant to the employment agreement, on October 13, 2004, Nestor granted, under the terms of its 2004 Stock Incentive Plan, two options to purchase 300,000 shares of Nestor common stock, $.01 par value per share, to Mr. Hebborn at an option exercise price of $4.95 per share. The first option becomes exercisable for 60,000 of the shares subject to the option on December 31, 2004, for 120,000 such shares on December 31, 2005 and for 120,000 such shares on December 31, 2006 and expires on October 13, 2012. The second option becomes exercisable on the earlier of (a) October 13, 2012 or (b) with respect to 60,000 shares, the first date on which Share Price (as defined in the agreement) equals or exceeds 117.5% of Share Price on October 13, 2004, with respect to 120,000 shares, the first date on which Share Price equals or exceeds 138.0625% of Share Price on October 13, 2004 and with respect to 120,000 shares, the first date on which Share Price equals or exceeds 162.2234375% of Share Price on October 13, 2004 and expires on October 12, 2014. The options are incentive stock option to the extent permitted under the Internal Revenue Code of 1986, as amended, with any amount in excess of permitted levels under the Code to be treated as a non-statutory stock option to the extent of such excess. The vesting of all of the options granted to Mr. Hebborn accelerate if, following a Change in Control (as defined in the agreement), Nestor terminates Mr. Hebborn’s employment without Cause or Mr. Hebborn resigns for Good Reason.

Employment Agreement with Tadas A. Eikinas. On March 29, 2005, Nestor, Inc. entered into an employment agreement with Tadas A. Eikinas. Mr. Eikinas's employment agreement, as amended on March 6, 2006, provides for a base salary of $157,500 per year, an option grant and bonuses based on reaching project objectives. The term of the agreement is from its date until December 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by October 31, 2008. The employment agreement provides that in the event of Mr. Eikinas's termination without cause or resignation for good reason, each as defined in the agreement, Mr. Eikinas will receive one year's base salary and one year of accelerated vesting with respect to his option. The option granted was to purchase 30,000 shares of Nestor's common stock at $5.95 per share, of which 10,000 vest upon grant, 10,000 vest on March 29, 2006 and 10,000 vest on March 29, 2007. Following a change in control of the Company, in the event of a termination without cause of or a resignation for good reason by Mr. Eikinas, his option will immediately vest in its entirety. Mr. Eikinas will receive a bonus of $12,500 and an immediately exercisable option to purchase 25,000 shares of the Company's common stock at the then current fair market value if, on or before October 31, 2005, the Company satisfactorily delivers, as reasonably determined by the Compensation Committee of the Board, a "speed on green" product other than to defined test markets. In addition, he will receive a bonus of $12,500 and an immediately exercisable option to purchase 25,000 shares of the Company's common stock at the then current fair market value if, on or before October 31, 2005, the Company satisfactorily delivers, as reasonably determined by the Compensation Committee of the Board, a mobile speed product other than to defined test markets. He will also receive an immediately exercisable option to purchase 25,000 shares of the Company's common stock at the then current fair market value if, on or before December 31, 2005, the Company successfully develops and tests, as reasonably determined by the Compensation Committee of the Board, a CrossingGuard system using all digital imaging. The Compensation Committee may grant Mr. Eikinas additional bonuses in its sole discretion. The Compensation Committee has not met since October 31, 2005 and has not made a determination as to whether these targets were met; management believes that the targets have been met.

Employment Agreement with Benjamin M. Alexander. On March 29, 2005, Nestor, Inc. entered into an employment agreement with Benjamin M. Alexander. Mr. Alexander's employment agreement, as amended on March 6, 2006, provides for a base salary of $148,500 per year, an option grant and bonuses in the Compensation Committee's sole discretion. The term of the agreement is from its date until December 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by October 31, 2008.    The employment agreement provides that in the event of Mr. Alexander's termination without cause or resignation for good reason, each as defined in the agreement, Mr. Alexander will receive one year's base salary and three years of accelerated vesting with respect to his option The option granted is to purchase 135,000 shares of Nestor's common stock at $5.95 per share, of which 10,000 vest upon grant, 15,000 vest on March 1, 2006, 20,000 vest on March 29, 2007, 25,000 vest on March 29, 2008, 30,000 vest on March 29, 2009 and 35,000 vest on March 29, 2010. Following a change in control of the Company, in the event of a termination without cause of or a resignation for good reason by Mr. Alexander, his option will immediately vest in its entirety.

Compensation Committee, Interlocks and Insider Participation

The Company also has a Compensation Committee comprising the following directors: Messrs. Ball, Cox, Fields and Jordan. None of these directors had any contractual or other relationships with the Company during the fiscal year ended December 31, 2005 except as directors. No interlocking relationship exists between any member of the Management Compensation Committee and any member of any other Company's Board of Directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans at Fiscal Year-End

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,866,027	$ 4.79	1,859,835(1)
Equity compensation plans not approved by security holders	---	---	---
Total	2,866,027	$ 4.79	1,859,835

(1)   Issuable under our 2004 Stock Incentive Plan, which may be issued as restrictred stock or similar awards or as stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 25, 2006, the beneficial ownership of shares of the Common Stock of (i) any person who is known by the Company to own more than 5% of the voting securities of the Company, (ii) the Chief Executive Officer and each of the Company’s other three most highly compensated executive officers whose salary and bonus exceed $100,000 for the calendar year ended December 31, 2005, (iii) each director (including nominees), and (iv) all directors and Executive Officers of the Company as a group. No such person owns any Convertible Preferred Stock. Except as otherwise herein indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of shares of the Company’s Common Stock described below have sole investment voting power with respect to such shares, subject to any applicable community property laws:

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership		Percent of Class
DG Capital Management, Inc.	2,201,382	(1)	10.5
260 Franklin Street; Suite 1600
Boston, MA 02110

Manu P. Daftary	2,201,382	(1)	10.5
c/o DG Capital Management, Inc.
260 Franklin Street; Suite 1600
Boston, MA 02110

Silver Star Partners I, LLC	9,836,430	(2)	45.8
c/o William B. Danzell
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

William B. Danzell	10,534,320	(2) (3)	50.2
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership		Percent of Class
George L. Ball	139,250	(4) (5)	*
Sanders Morris & Harris Group
600 Travis, Suite 3100
Houston, TX 77002

Albert H. Cox, Jr.	34,926	(5)	*
2002 Claudette Court
Biloxi, MS 39531

Terry E. Fields	28,472	(5)	*
Community Loans of America
8601 Dunwoody Place, Suite 406
Atlanta, GA 30350

David N. Jordan	29,365	(5)	*
c/o Silver Star Partners I, LLC
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

Nigel P. Hebborn	379,448	(6)	1.8
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Tadas A. Eikinas	30,000	(6)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Benjamin M. Alexander	25,000	(6)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

All executive officers and directors	11,200,781	(7)	52.1
as a group (8 persons)

*Less than 1%

(1)
Includes 568,181 shares that may be acquired upon conversion of our 5% Senior Convertible Notes. DG Capital Management, Inc., in its capacity as an investment adviser, has the sole right to vote and dispose of the shares of the Company's Common Stock. Manu P. Daftary is the sole shareholder and President of DG Capital Management, Inc. DG Capital Management, Inc. and Mr. Daftary disclaim beneficial ownership of the Common Stock of the Company.

(2)
William B. Danzell has an 8.3% ownership interest in, and is the Managing Director of, Silver Star Partners I, LLC and as such shares with Silver Star Partners I, LLC the power to vote and dispose of the shares held by it. David N. Jordan, a director of the Company, is the president of L-J Inc., which has a 21.3% ownership interest in Silver Star Partners I, LLC.

(3)
This number represents (i) 9,836,430 shares of Common Stock held by Silver Star Partners I, LLC; (ii) 85,690 shares of Common Stock owned through investment management accounts that Mr. Danzell has power of attorney over; (iii) 8,800 shares of Common Stock held by William B. Danzell, having the sole power to vote and dispose of such shares; (iv) 601,400 shares of Common Stock, which Mr. Danzell may each acquire upon the exercise of options and (v) 2,000 shares held by Danzell Investment Management, Ltd., an investment management firm of which Mr. Danzell is the Founder and President.

(4)
Includes 100,000 shares of Common Stock, which are owned by a limited liability company of which Mr. Ball’s wife is a member, beneficial ownership of which Mr. Ball disclaims, except to the extent of his wife's pecuniary interest therein.

(5)	Includes 23,000 shares of Common Stock, which Messrs. Ball, Cox, Fields, and Jordan may each acquire upon the exercise of options.
(6)	Includes 378,748, 30,000 and 25,000 shares of Common Stock, respectively, which Mr.. Hebborn, Mr. Eikinas and Mr. Alexander, Officers of the Company, may acquire upon the exercise of options.
(7)
This number includes: (i) 1,127,148 vested options owned or controlled by officers and directors of the Company and (ii) all other shares beneficially owned by the current directors and executive officers of the Company.

Item 13. Certain Relationships and Related Transactions

William B. Danzell is the Chief Executive Officer of Nestor, Inc., the President of Danzell Investment Management, Ltd. and the Managing Director of Silver Star Partners I, LLC, which owns a majority of Nestor’s outstanding common stock. David N. Jordan is an affiliate of Silver Star Partners I, LLC. Danzell Investment Management, Ltd. is the managing member of Foundation Partners which holds a secured promissory note of the Company since August 2005.

Benjamin Alexander, Vice President, General Counsel and Secretary of the Company, was of counsel to the law firm Partridge, Snow and Hahn LLP, which the Company uses for legal services, until February 2005.

George L. Ball, a director of the Company, is Chairman of the Board of Sanders Morris Harris and its parent corporation, Sanders Morris Harris Group. Sanders Morris Harris served as a placement agent in connection with the private placement of common stock of the Company in December 2003 and January 2004 and the private placement of the Convertible Note of the Company in November 2004.

Item 14. Principal Accounting Fees and Services.

This table shows the aggregate fees billed to the Company for the fiscal years ended December 31, 2005 and December 31, 2004 by Carlin, Charron & Rosen, LLP (“CCR”).

	2005	2004
Audit Fees (1):	$139,982	$77,500
Audit-Related Fees(1):	51,902	18,544
Tax Fees(2):	24,821	18,400
All Other Fees:	---	---
	$216,705	$114,444

(1)
These fees are for the audit of our financial statements for 2005 and 2004, respectively, for quarterly reviews, registration statements and accounting consultations related to the audited financial statements.

(2)	Tax fees consisted of tax compliance paid to CCR in 2005 and 2004.

Pre-Approval of Audit and Non-Audit Services

All of the fees for 2005 and 2004 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESTOR, INC.
(Registrant)

/s/ William B. Danzell
William B. Danzell, President and CEO

Date:	April 28, 2006