Form 10-Q
period 2006-03-31
NESTOR INC
filed 2006-05-15
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-12965

NESTOR, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3163744
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

42 Oriental Street; Providence, RI	02908
(Address of principal executive offices)	(Zip Code)

401-274-5658
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
[Common Stock, $.01 par value per share]	20,365,916 shares

INDEX

NESTOR, INC.

FORM 10Q

For the Quarterly Period Ended March 31, 2006

INDEX

		Page Number

Part I	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets
	March 31, 2006 (Unaudited ) and December 31, 2005	4

	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31, 2006 and 2005 (as restated)	5

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2006 and 2005 (as restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Results of Operations and Financial Condition	16

Item 3	Quantitative and Qualitative Disclosure of Market Risk	25

Item 4	Controls and Procedures	25

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Information	26

Item 6	Exhibit Index	27

INDEX

PART I

Item 1

Restatement of Consolidated Financial Statements

As previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2006, we have restated our consolidated financial statements for fiscal 2003 and fiscal 2004 as well as the first three interim periods of fiscal 2005. In this Quarterly Report on Form 10-Q, we have restated our condensed consolidated statements of operations, statements of cash flows and related disclosures for the three months ended March 31, 2005.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005, the Company has been in extensive discussions with the Staff of the Securities and Exchange Commission concerning the proper accounting treatment of certain of its convertible debt, product sales, and unbilled revenue in previously reported financial results. The Company has settled its accounting treatment of product sales and unbilled revenue without any financial restatement necessary. However, as a result of these discussions, the Company’s financial statements were restated to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities.

Refer to Note 3 in our Condensed Consolidated Financial Statements for additional information.

Our Annual Reports on Form 10-K for the years ended 2004 and 2003 and our Quarterly Reports on Form 10-Q for fiscal 2004 through the third quarter of fiscal 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the restated financial statements for fiscal 2004 and fiscal 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 should be relied upon.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

INDEX

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share And Per Share Information

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,343	$1,224
Marketable securities	57	56
Accounts receivable, net	1,400	1,949
Inventory, net	1,835	1,671
Other current assets	197	391
Total current assets	5,832	5,291
Noncurrent assets
Capitalized system costs, net	5,606	5,379
Property and equipment, net	868	925
Goodwill	5,581	5,581
Patent development costs, net	140	146
Other long term assets	1,718	1,893
Total Assets	$19,745	$19,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of notes payable	$3,432	$4,136
Accounts payable	932	1,071
Accrued liabilities	1,298	1,471
Accrued employee compensation	452	478
Deferred revenue	93	103
Asset retirement obligation	152	129
Total current liabilities	6,359	7,388
Noncurrent Liabilities:
Long term convertible notes payable	2,134	1,650
Long term notes payable	2,830	3,286
Derivative financial instruments	867	1,419
Long term asset retirement obligation	77	65
Total liabilities	12,267	13,808

Commitments and contingencies	---	---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000 shares;
issued and outstanding: Series B - 180,000 shares at
March 31, 2006 and December 31, 2005	180	180
Common stock, $0.01 par value, authorized 30,000,000
shares issued and outstanding: 20,364,876 shares at
March 31, 2006 and 19,127,065 shares at December 31, 2005	204	191
Warrants	---	9
Additional paid-in capital	71,574	66,015
Accumulated deficit	(64,480)	(60,988)
Total stockholders’ equity	7,478	5,407
Total Liabilities and Stockholders’ Equity	$19,745	$19,215

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

INDEX
NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended March 31,
	2006	2005
		(As restated)
Revenue:
Lease and service fees	$1,752	1,279
Product sales	---	560
Product royalties	---	13
Total revenue	1,752	1,852

Cost of sales:
Lease and service fees	1,351	758
Product sales	---	434
Product royalties	---	---
Total cost of sales	1,351	1,192

Gross profit:
Lease and service fees	401	521
Product sales	---	126
Product royalties	---	13
Total gross profit	401	660

Operating expenses:
Engineering and operations	1,198	995
Research and development	482	297
Selling and marketing	514	409
General and administrative	1,444	855
Total operating expenses	3,638	2,556

Loss from operations	(3,237)	(1,896)

Derivative instrument income (expense), net	68	2,077

Other expense, net	(323)	(14)

Net income (loss)	$(3,492)	167

Income (loss) per share

Income (loss) per share, basic and diluted	$(0.17)	$0.01

Shares used in computing loss per share:
Basic	19,979,780	18,751,942
Diluted	19,979,780	20,540,538

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

INDEX
NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended March 31,
		2006		2005
				(As Restated)
Cash flows from operating activities:
Net income (loss)		$(3,492)		$167
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization		775		481
Stock based compensation		740		---
Derivative instrument (income) expense, net		(68)		(2,077)
Unrealized loss on marketable securities		(1)		2
Dividend income reinvested		---		(4)
Expenses charged to operations relating to
options, warrants and capital transactions		90		---
Provision for doubtful accounts		19		17
Provision for inventory reserve		83		168
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		530		93
Unbilled contract revenue		---		(503)
Inventory		(246)		(372)
Other assets		194		70
Accounts payable and accrued expenses		(301)		144
Deferred revenue		(10)		(10)

Net cash used in operating activities		(1,687)		(1,824)

Cash flows from investing activities:
Sale of (investment in) marketable securities		---		516
Investment in capitalized systems		(716)		(61)
Purchase of property and equipment		(50)		(22)
Investment in patent development costs		---		(3)

Net cash provided by (used in) investing activities		(766)		430

Cash flows from financing activities:
Repayment of obligations under capital leases		---		(2)
Repayment of notes payable		(1,250)		---
Proceeds from issuance of common stock, net		4,822		5

Net cash provided by financing activities		3,572		3

Net change in cash and cash equivalents		1,119		(1,391)
Cash and cash equivalents - beginning of period		1,224		5,850

Cash and cash equivalents - end of period		$2,343		$4,459

Supplemental cash flows information:
Interest paid		$250		$72

Income taxes paid	$	---	$	---

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

INDEX

Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(Unaudited)

Note 1 - Nature of Operations:

A.	Organization

Nestor, Inc. was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how, which was acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997. Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing. The condensed consolidated financials statements include the accounts of Nestor, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Our principal office is located in Providence, RI.

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

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred significant losses since inception, have a working capital deficit of $527 at March 31, 2006, and have an accumulated deficit of $64,480 through March 31, 2006. These circumstances raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Although the Company raised $4,822, net of expenses in a private stock placement in January 2006, $1,250 of which was used to pay down debt. Management believes that given its liquidity at March 31, 2006, its current levels of cash being used by operations, and capital requirements necessary to deliver on current contracts with municipalities, we will be required to raise additional capital in the near term. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Note 2 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications had no net effect on the net loss previously reported.

Cash equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill is reviewed for impairment using the Company’s quoted stock price as a measurement of the Company’s fair value of assets, including goodwill, and liabilities. Any resulting goodwill impairment will be charged to operations.

Deferred revenue - certain customer contracts allow us to bill and/or collect payment prior to the performance of services, resulting in deferred revenue.

Derivative Instruments - In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

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

INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

Loss per share - loss per share is computed using the weighted average number of shares of stock outstanding during the period. Diluted per share computations, which would include shares from the effect of common stock equivalents and other dilutive securities are presented for the first quarter of 2005.

Note 3 - Restatement of Consolidated Financial Statements:

The Company has restated its Consolidated Financial Statements for fiscal 2003 and 2004 as well as the first three interim periods of fiscal 2005 in order to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Condensed Statement of Operations for the three months ended March 31, 2005.

The Company does not anticipate filing amended annual reports on Form 10-K or quarterly reports on form 10-Q for any periods prior to the fourth quarter of fiscal 2005.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005, the Company has been in discussions with the Staff of the Securities and Exchange Commission concerning the proper accounting treatment regarding certain of its convertible debt in current and previously reported financial results. As a result of these discussions, the Company’s 2005 quarterly and 2004 and 2003 fiscal year financial statements were restated to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities.

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

As a result, the Company reviewed its initial accounting for its (1) First Laurus Convertible Note dated July 31, 2003, (2) Second Laurus Convertible Note dated January 14, 2004, (3) Third Laurus Convertible Note dated May 16, 2005, and (4) Senior Convertible Notes dated November 5, 2004. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments were evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, subject to SFAS 133 and recorded at fair value.

Features within the debt noted above that have been evaluated and determined to require such treatment include:

•	The principal conversion options.

•	The monthly payments conversion options.

•	The interest rate adjustment provisions.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and the March 31, 2005 quarterly period has been restated to fairly present the results of our operations.

INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the fiscal quarter ended March 31, 2005:

	Quarter Ended March 31,
	2005	2005
	(As restated)	(As reported)

Loss from operations	$(1,896)	$(1,896)
Other (expense) income, net	(14)	(14)
Derivative instrument income (expense)	2,077	---
Net income (loss)	$167	$(1,910)

Basic and diluted net income (loss) per share:	$0.01	$(0.10)
Shares used in computing net loss per share:
Basic:	18,751,942	18,751,942
Diluted:	20,540,538	18,751,942

Note 4 - Master Lease Agreement:

The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. (“GE”). Under this sales-type lease agreement, NTS received $240,000 on April 27, 2004, $240,000 on September 17, 2004 and $160,000 on March 31, 2005, and recorded $400,000 as unbilled contract revenue as of March 31, 2005, from GE on behalf of DelDOT pursuant to DelDOT’s Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.

Note 5 - Stock Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over either a four or five year graded vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

Three Months Ended
March 31, 2006
Cost of sales	$11
Engineering and operations	106
Research and development	44
Selling and marketing	47
General and administrative	532
Share-based compensation expense before tax	$740
Provision for income tax	---
Net share-based compensation expense	$740

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2006
Expected option term (1)	5.25 years
Expected volatility factor (2)	165%
Risk-free interest rate (3)	4.5%
Expected annual dividend yield (4)	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)
The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical weekly price changes of the Company’s common stock over the expected option term.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U. S. Treasury yield curve in effect at the time of grant.
(4)	The Company has not paid a dividend historically nor plans to declare a dividend in the near future.

The Company did not recognize compensation expense for employee stock option grants for the three months ended March 31, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The Company had previously adopted the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:
Three Months Ended
March 31, 2005

Net income (loss), as restated	$167
Less: Total employee compensation
expenses for options determined
under the net fair value method	(1,254)
Pro forma net loss	(1,087)

Pro forma net loss per share:
Basic - as restated	$0.01
- pro forma	$(0.06)
Diluted - as restated	$0.01
- pro forma	$(0.06)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2005

Expected term	8 years
Volatility	110%
Risk-free interest rate	3.1%
Dividend yield	0%

Stock incentive plans

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

INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The following table presents the activity of the Company’s Stock Option Plans from December 31, 2005 through March 31, 2006.

	2006
	Shares	Weighted Av. Ex. Price

Outstanding at December 31, 2005	2,866,027	$4.87
Granted	125,000	5.13
Exercised	---	---
Canceled	(163,509)	4.91
Outstanding at March 31, 2006	2,827,518	4.89

Options exercisable at March 31, 2006	1,468,426	$4.82

The following table presents weighted average price and life information about significant option groups outstanding at March 31, 2006:

Options Outstanding						Options Exercisable
Range of Ex. Price			Number of Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Averaged Exercisable Price
$1.00	-	2.99	22,290	3.7	1.76	17,590	1.75
3.00	-	3.99	151,500	5.4	3.70	115,100	3.75
4.00	-	4.99	2,214,400	7.4	4.85	1,192,825	4.86
5.00	-	5.99	417,063	6.4	5.57	130,646	5.57
6.00	-	8.00	22,265	4.0	6.69	12,265	6.85
			2,827,518	7.1	4.89	1,468,426	4.82

During the three months ended March 31, 2006, there was no intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) and no amount of cash was received from the exercise of options.

The total grant date fair value of stock options that vested during the three months ended March 31, 2006 was approximately $204 with a weighted average remaining contractual term of 7 years.

The following table summarizes the status of the Company’s non-vested options since December 31, 2005:

Non-Vested Options
Number of Shares

Non-vested at December 31, 2005	1,452,784
Granted	105,000
Vested	(38,882)
Forfeited	(159,810)
Non-vested at March 31, 2006	1,359,092

The weighted average fair value of non-vested options at March 31, 2006 and December 31, 2005 was $4.90 and $4.87, respectively.

INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

As of March 31, 2006, there was $5,512 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The Company amortizes stock-based compensation on the straight-line method.

The Company did not realize any actual tax benefit for tax deductions from option exercise of the share-based payment arrangements for the three months ended March 31, 2006.

Warrants

The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. The Company issued 60,000 warrants in connection with the private placement in November 2004, 100,000 warrants in connection with the private placement in May 2005 and 371,339 warrants in connection with the private stock placement in January 2006.

The following table presents warrants outstanding:

March 31, 2006

Eligible, end of quarter for exercise	531,339

Warrants issued in the quarter	371,339

Low exercise price	$4.91
High exercise price	$8.44

The warrants outstanding as of March 31, 2006 are currently exercisable and expire at various dates through May, 2010. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $4.91 to $8.44 per share.

Note 6 - Long Term Financial Obligations

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	March 31,	December 31,
	2006	2005

Senior Convertible Notes	5,200	5,200

Discount	(3,066)	(3,550)

FMV of embedded derivatives	867	1,419

Foundation Partners Secured Promissory Note	1,250	1,250

Heil Secured Promissory Note	---	1,250

Fourth Laurus Note	6,000	6,000

Discount	(988)	(1,078)
	9,263	10,491

Less current portion	3,432	4,136

Total	5,831	6,355

INDEX
Nestor, Inc.
Notes To Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

Aggregate maturities of long-term obligations for the years ending following March 31, 2006 are as follows:

	2006	2007	2008	Total

Fourth Laurus Note	1,636	2,182	2,182	6,000
Senior Convertible Notes	---	5,200	---	5,200
Foundation Partners Secured Promissory Note	1,250	---	---	1,250
Total:	2,886	7,382	2,182	12,450

Note 7   Common and Preferred Stock:

Private Stock Placement:

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

Preferred Stock:

Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $180 at March 31, 2006.

Note 8 - Litigation:

There have been no material changes in the Company’s legal proceedings from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

INDEX

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion includes “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

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

The following discussion and analysis gives effect to the restatement described in Note 3 in the Notes to the Condensed Consolidated Financial Statements. For this reason, the data in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented video image processing technology to predict and record the occurrence of a red light violation. PoliScanspeed, our new speed enforcement product, uses technology developed by Vitronic. We have exclusive marketing rights to Poliscan in North America through February 2010, subject to meeting certain sales minimums. By coupling CrossingGuard and Poliscan equipment with Citation Composer, our proprietary citation preparation and processing software, we provide fully integrated, turnkey red light and speed enforcement solutions.

We generate recurring revenue through contracts that provide for equipment leasing and hosting and processing services on a fixed and/or per citation fee basis. Essentially all of our revenue prior to September 30, 2005 was generated through contracts for our CrossingGuard system as explained below. Beginning in the fourth quarter of 2005, we started generating revenue from our PoliScan system. The economics of the CrossingGuard product are tied to the number of operating systems in the field and, to an increasingly lesser extent, the number of violations processed by such systems. Throughout 2003 and 2004, there was a trend by customers towards a fixed monthly fee as opposed to variable per ticket fee pricing structures for CrossingGuard systems. Because fixed fees are based upon the expected level of violations over the contract term, the shift to monthly fixed fee contracts should result in a more stable revenue stream for these installations. Many of our initial CrossingGuard contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services. Depending on the terms of each contract, we realize from $11 to $99 per citation issued or paid and/or fixed monthly fees ranging from $2,000 to $12,000 per approach for our equipment and services.

INDEX

State statutes or local ordinances providing for automated red light enforcement may impose liability on either the driver or the registered owner of a vehicle for a violation. Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver. Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the registered owner. Because only the license plate is required for identification under a registered owner statute, program operating efficiencies are much higher, resulting in lower per citation costs for CrossingGuard systems installed in these jurisdictions. Of the twenty-four jurisdictions that currently allow for automated red light enforcement programs, five require that a driver be identified; the other states limit identification to the vehicle license plate and impose liability on the registered owner. Driver identification states are generally in the western part of the US, and include California, Arizona, Oregon, Utah, and Colorado.

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

Our existing CrossingGuard contracts with government entities typically authorize the installation of systems at a specified number of approaches. As of March 31, 2006, our existing active contracts authorized the installation of our CrossingGuard product at up to an additional 188 approaches. Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard contracts.

	Quarter Ended March 31,
Number of Approaches and Units:	2006	2005

Installed, operational and revenue-generating
CrossingGuard red light approaches	175	119
Poliscanspeed Units	6	---
Additional Authorized Approaches:
CrossingGuard red light approaches	188	123
Poliscanspeed Units	3	---
Total	372	242

On October 26, 2005, we deployed the first of four approved Poliscan systems in the City of Akron, Ohio. As of March 31, 2006, we had contracts with two municipalities authorizing the installation of up to 9 speed enforcement systems, including Akron. Our agreement with Akron is a pilot program that had an initial 90-day term followed by automatic monthly renewals. The program is still operating under those renewals. We expect that it will run until the end of the school year, and that, thereafter, Akron will seek a longer term program through an RFP. We receive a fee of $19 to $23 per ticket paid under the agreement with Akron. We expect that our PoliScanspeed contracts will compensate us on a per ticket paid basis in return for both equipment lease and citation processing and customer support services. We anticipate that we will generally receive fees from $10 to $25 per ticket under our future PoliScanspeed contracts depending on factors including number of units ordered, length of contract, service levels provided, and competition.

INDEX

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

The following is a summary of key financial measurements monitored by management:

	Quarter Ended March 31,
	2006	2005
		(As Restated)

Financial:
Revenue	$1,752	$1,852
Loss from operations	(3,237)	(1,896)
Net loss	(3,492)	167
Modified EBITDA	(1,722)	(1,415)
Cash and marketable securities	2,400	4,517
Investment in capitalized systems	716	61
Working capital	$(527)	$5,314

The Company defines Modified EBITDA as earnings before interest, tax, depreciation, amortization, derivative income/expense and stock option expense.

The management team focus is to expand our market share in the emerging traffic safety market. We plan to expand that market share by:

•	Continuing to aggressively market CrossingGuard video-based red light enforcement systems and services to states and municipalities for red light enforcement and safety

•	Implementing a marketing program for speed enforcement systems and services to states and municipalities for speed enforcement and safety

•	Participating in efforts to increase the public’s acceptance of, and state’s authorization of, automated traffic safety systems

•	Participating in industry standards setting bodies

•	Enhancing and seeking patents for our traffic safety technology to maintain or improve our position and competitive advantages in the industry

•	Vigorously defending our patented technology from competitors’ infringement

INDEX

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. For more information, see Note 2 to the condensed consolidated financial statements included elsewhere in this report. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

INDEX

Based upon review of this policy, management decided to defer recognition of income on these contracts until the municipality has collected the applicable citation. Management implemented this change in the fourth quarter of 2005 and recorded a cumulative adjustment to reflect the change including a reduction of lease and service revenue and unbilled contract revenues of $149,000.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is evaluated on a regular basis and adjusted based on management’s best estimate of probable losses inherent in receivables, based on historical experience. Receivables are considered to be past due if they have not been paid by the payment due dates. Debts are written off against the allowance when deemed to be uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

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

Share-Based Compensation

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which required all share-based payments to employees to be recognized in our financial statements at their fair value. We have continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for period prior to fiscal 2006 and the adoption of SFAS123(R).

The calculation of stock-based compensation requires the use of a valuation model and related assumptions. The use of the Black-Scholes option pricing model requires the use of subjective assumptions including an estimate of the volatility of our stock, the expected life of our share-based instruments, the expected forfeitures of share-based instruments, the expected dividend rate on our common stock, and the risk free interest rates that can materially affect our fair value estimate of our share-based instruments. Changes in these estimates and assumptions could materially impact the calculation of stock-based compensation.

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

INDEX

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $2,400,000 at March 31, 2006 compared with $1,280,000 at December 31, 2005. At March 31, 2006, we had negative working capital of $527,000 compared with $2,097,000 of negative working capital at December 31, 2005.

Our net worth at March 31, 2006 was $7,478,000 compared with $5,407,000 at December 31, 2005. The increase in cash, and improvement in working capital and net worth is primarily due to our private stock placement on January 31, 2006 that raised $4,822,000, net of expenses, described in more detail below, offset by cash used in our operations in the first quarter of $1,687,000, investment in capitalized systems of $716,000 which are expected to generate revenue in future quarters, and the repayment of our $1,250,000 Heil Secured Promissory Note.

On January 31, 2006, the Company sold 1,237,811 shares of its common stock to fifteen accredited investors at $4.42 per share raising $4,822,000, net of expenses and issued warrants to purchase 371,339 shares of its common stock exercisable at $4.91 per share expiring on January 31, 2009. The Company used $1,250,000 of the proceeds to immediately retire the Heil Secured Promissory Note. Among the purchasers was Silver Star Partners, an affiliate of the Company, which purchased 220,589 shares and a warrant to purchase an additional 66,176 shares.

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

INDEX

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at March 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Foundation Partners Secured Promissory Note		Senior Convertible Notes	Fourth Laurus Note	Debt Interest	Total
2006	$151,000	$1,250,000	$	---	$1,636,000	$808,000	$3,845,000
2007	166,000	---		5,200,000	2,182,000	799,000	8,347,000
2008	135,000	---		---	2,182,000	431,000	2,748,000
2009	135,000	---		---	---	---	135,000
2010 &	90,000	---		---	---	---	90,000
Thereafter	---	---		---	---	---	---
	$677,000	$1,250,000		$5,200,000	$6,000,000	$2,038,000	$15,165,000

As of March 31, 2006, we have no off balance sheet arrangements.

For the three months ended March 31, 2006, we invested $716,000 in capitalized systems and no system costs expensed under a sales-type lease for Delaware approaches compared to $60,000 invested in capitalized systems and $434,000 Delaware system costs expensed in the same period last year. Management expects that NTS will make substantial future commitments for systems related to our CrossingGuard contracts.

In November 2005, the Company signed a purchase agreement with one of its vendors. This agreement commits the Company to purchase a minimum of $750,000 over eighteen months expiring in May 2007.

Results of Operations

Revenues

Total revenues for the first quarter of 2006 were $1,752,000 as compared to $1,852,000 for the first quarter of 2005. Lease and service fee revenue grew 37% in the first quarter as our base of revenue-generating CrossingGuard red light approaches and Poliscan Speed Units increased. As there were no one-time, non-recurring, product sales in the first quarter of 2006, total revenues declined slightly when compared to the prior year quarter.

Lease and service fee revenues totaled $1,752,000 for the first quarter of 2006 as compared to $1,279,000 for the first quarter of 2005, an increase of $473,000 or 37%, primarily due to additional revenue generating CrossingGuard red light approaches and PoliScanspeed Units. During the first quarter of 2006 we had 181 revenue generating CrossingGuard approaches and PoliScanspeed Units as compared to 119 revenue generating CrossingGuard approaches in the first quarter of 2005. This increase in revenue generating approaches is partially offset by a decline in average monthly revenue generated from older approaches which typically occurs due to modified driver behavior.

There were no product sales recognized from sales-type leases for CrossingGuard roadside systems in the first quarter of 2006 as compared to $560,000 for the first quarter of 2005. Prior year product sales recognized from sales-type leases were primarily attributable to seven Delaware approaches being completed and funded (under sales-type leasing) during the first quarter of 2005. These product sales are unique to our Delaware contract and are one-time, non-recurring in nature.

INDEX

Cost of sales

Cost of sales for the first quarter of 2006 totaled $1,351,000 as compared to $1,192,000 for the first quarter of 2005, an increase of $159,000, or 13%. The increase in cost of sales is primarily due to increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches. The first quarter of 2006 also includes higher costs related to our Transol contracts which we acquired in September 2005 as well as direct and indirect costs for our Poliscan speed business which is not yet profitable. These increases in costs are partially offset by the decline in product cost of sales as a result of no one-time, nonrecurring sales in the first quarter of 2006.

Gross Profit

Gross Profit for the first quarter of 2006 totaled $401,000 as compared to $660,000 for the first quarter of 2005, a decline of $259,000. The decline in gross profit is primarily attributable to sustaining lower margins on our Transol and Poliscan speed contracts in the quarter. To the degree we are permitted to upgrade or expand the Transol contracts and as more Poliscan contracts are signed, we expect Transol and Poliscan contract margins to improve substantially.

Operating Expenses

Total operating expenses for the first quarter of 2006 totaled $3,638,000 as compared to $2,556,000 for the first quarter of 2005, an increase of $1,082,000. In general, operating expenses increased due to overall investment in the expansion of the business. However, there are several specific reasons for the increase: (1) during the first quarter of 2006, the Company adopted FAS123R and recorded a $740,000 non-cash stock option expense of which $729,000 was charged to operating expenses. (2) in March 2006, the Company initiated steps to reduce costs including the reduction in salaries to most employees by 10% including management under employment contract, and terminated nine employees. The severance cost of this action was $102,000 and is primarily included in operating expense for the first quarter of 2006. (3) The Company incurred legal fees associated with our defense in an Akron Ohio lawsuit and additional accounting fees related to the financial restatement of the our SEC filings. We expect the benefit from the cost reduction actions to begin in the second quarter of 2006.

Engineering and operations expenses for the first quarter of 2006 totaled $1,198,000 as compared to $995,000 in the first quarter of 2005, an increase of $203,000. These costs include the salaries and related costs of field and office personnel, as well as, operating expenses related to product design, delivery, configuration, maintenance and service of our installed base. The increase is also attributable to $107,000 of stock option expense recorded in the quarter and severance costs mentioned above.

Research and development expenses for the first quarter of 2006 totaled $482,000 as compared to $297,000 in the first quarter of 2005, an increase of $185,000. The increase in research and development expenses is primarily due to a continuation of higher levels of spending on major projects to advance our CrossingGuard product technology and development of our PoliScan mobile speed enforcement technology as well as a $44,000 stock option expense recorded in the first quarter of 2006.

Selling and marketing expenses for the first quarter of 2006 totaled $514,000 as compared to $409,000 in the first quarter of 2005, an increase of $105,000. The increase is primarily attributable to a larger sales force and related support personnel and expenses added in order to build a national sales force and execute our sales strategy as well as a $47,000 stock option expense recorded in the first quarter of 2006, which was partially offset by a reduction in the use of consultants.

General and administrative expenses for the first quarter of 2006 totaled $1,444,000 as compared to $855,000, an increase of 589,000. The increase is primarily attributable to $532,000 stock option expense recorded in the first quarter of 2006 as well as additional legal fees associated with its defense in an Akron Ohio lawsuit and one-time accounting fees related to the financial restatement of our SEC filings, offset in part by a reduction in patent-related legal fees.

INDEX

Derivative instrument income (expense), net

Derivative instrument income for the first quarter of 2006 totaled $68,000 as compared to $2,077,000 for the first quarter of 2005. The change was attributable to changes in the fair market value of embedded derivatives issued with convertible debt as well as for the amortization of the related debt discount established at the time the derivative was bifurcated from the debt when the debt was issued. The fair value of the derivatives will fluctuate based on: our stock price at particular points in time, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. The major factors contributing to the change for the first quarter of 2006 and 2005 were due to the decline in the fair market value of our derivative instrument liabilities relating to our senior convertible note due to the passage of time and a decline in our stock price during the quarters partially offset by related debt discount amortization.

Other Expense, net

Other expense, net for the first quarter of 2006 totaled $323,000 as compared to $14,000 in the first quarter of 2005. The increase is primarily attributable to interest and discount amortization on higher levels of debt in the first quarter of 2006. The first quarter of 2005 included a gain on an insurance settlement of $32,000.

Net Income/(Loss)

Net loss for the first quarter of 2006 was $3,492,000 or 17 cents per share as compared to net income of $167,000 or 1 cent per share for the first quarter of 2005, a decline in income of $3,659,000 or 18 cents per share. The change in income between the quarters was attributable to (1) the $2,009,000 reduction in non-cash derivative instrument income, (2) the recording of a $740,000 non-cash stock option expense charge in the first quarter of 2006, (3) overall investment in the expansion of the business, (4) additional financing and interest costs related to our debt arrangements, and (5) nonrecurring charges associated with our cost reduction program as well certain project-specific legal and accounting fees.

INDEX

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk.

The following discussion of our market risk includes forward looking statements that involve risk and uncertainty. Actual results could differ materially from those projected in the forward looking statements. Market risk represents risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates and equity and bond prices.

Interest Rates

Our marketable securities, an insured municipal bond fund, valued at $57,000 at March 31, 2006, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. We have exposure to this market risk in the short-term. During the quarter ended March 31, 2006, we had an unrealized loss of $1 on securities held at March 31, 2006. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

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

ITEM 4. Controls and Procedures.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective, in that they (i) provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that during that quarter we identified and retained outside consultants with experience and expertise in the identification, classification and accounting treatment of embedded derivatives and implemented internal procedures whereby we will use those consultants to advise us on identifying, classifying and accounting for future transactions which could involve embedded derivatives. We made that change to remediate the ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 during the quarter ended March 31, 2006.

INDEX

PART II:   OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in the Company's pending legal proceedings from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None, except as reported in our Current Report on Form 8-K filed on February 1, 2006.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

INDEX

Item 6: Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Statement Pursuant to 18 U.S.C. §1350

INDEX

FORM 10-Q

NESTOR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006	NESTOR, INC.
(REGISTRANT)

/s/ Nigel P. Hebborn
Nigel P. Hebborn
Treasurer and Chief Financial Officer