Form 10-K/A
period 2005-12-31
NESTOR INC
filed 2006-06-14
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value (Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.						Yes:	☐	No:	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.						Yes:	☐	No:	☒

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

amendment to this Form 10-K.	☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☒

Indicated by check mark whether the registrant is a shell company:						Yes:	☐	No:	☒

The aggregate market value of the 7,471,357 shares of voting stock held by non-affiliates of the registrant on June 30, 2005, based on the closing price of such stock on June 30, 2005, was $44,828,142.

The number of shares outstanding of the Registrant’s Common Stock at June 13, 2006 was 20,365,916.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to amend Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which we filed with Securities and Exchange Commission on April 14, 2006 and previously amended on April 28, 2006. This Amendment No. 2 is being filed to modify certain of the language included in Item 9A — Controls and Procedures.

The following item has been included in this amendment:

Part II  —  Item 9A. Controls and Procedures

In addition, this amendment includes the following exhibits:

Exhibit 31.1  —  Certification of William B. Danzell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2  —  Certification of Nigel P. Hebborn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1  — Certification of William B. Danzell and Nigel P. Hebborn pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on April 14, 2006 and the filing of Amendment No. 1 on Form 1o-K/A on April 28, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

Part II

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance that their objectives are met.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.

Based upon that evaluation and as a result of comments received in November 2005 from the Staff of the SEC pertaining to our Registration Statement on Form S-2, File No. 333-126047 as discussed in our Current Report on Form 8-K filed on December 5, 2005, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were ineffective, in that they did not ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached this conclusion because of our accounting for and reporting of complex financial transactions involving the sale by us of non-conventional convertible debt instruments to Laurus Master Fund, Ltd. in July 2003, January 2004 and May 2005, and to accredited investors in November 2004. Specifically, we did not account for embedded derivatives in those debt instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” That failure to so account for those embedded derivatives constitutes a material weakness in our internal control over financial reporting as set forth in the Guidance in Auditing Standards No. 2 of the Public Company Accounting Oversight Board regarding previously issued financial statements. This material weakness was also noted by our independent auditors in a letter to the Audit Committee of the Company’s Board of Directors dated April 12, 2006. As a result of that material weakness, in April 2006, we restated our financial statements for years ended December 31, 2003 and 2004, as well as for the quarters ended March 31, June 30 and September 30, 2004 and 2005. See Note 3 to the financial statements included in this Report. To address this ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting, we have identified and retained outside consultants with experience and expertise in the identification, classification and accounting treatment of embedded derivatives and implemented internal procedures whereby we will use those consultants to advise us on identifying, classifying and accounting for future transactions which could involve embedded derivatives. We believe that this change will remediate the ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments; however, given the nature and continuing evolvement of the accounting rules governing these financial transactions there can be no absolute assurance that the guidance provided to us by consultants on these transactions will be correctly interpreted.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To remediate the ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments discussed above, during the quarter ended March 31, 2006, we identified and retained outside consultants with experience and expertise in the identification, classification and accounting treatment of embedded derivatives and implemented internal procedures whereby we will use those consultants to advise us on identifying, classifying and accounting for future transactions which could involve embedded derivatives.

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

NESTOR, INC.
(Registrant)

/s/ William B. Danzell
William B. Danzell, President and CEO

Date:	June 14, 2006