Form 10-Q
period 2006-06-30
NESTOR INC
filed 2006-08-14
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes:☒	No:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:☐	Accelerated filer: ☐	Non-accelerated filer:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:☐	No:☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2006
[Common Stock, $.01 par value per share]	20,381,316 shares

NESTOR, INC.

FORM 10Q

For the Quarterly Period Ended June 30, 2006

RETURN TO INDEX

Part I

Item 1

Restatement of Consolidated Financial Statements

As previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2006, we have restated our consolidated financial statements for fiscal 2003 and fiscal 2004 as well as the first three interim periods of fiscal 2005. In this Quarterly Report on Form 10-Q, we have restated our condensed consolidated statements of operations, statements of cash flows and related disclosures for the three months and six months ended June 30, 2005.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005, the Company had extensive discussions with the Staff of the Securities and Exchange Commission concerning the proper accounting treatment of certain of its convertible debt, product sales, and unbilled revenue in previously reported financial results. The Company settled its accounting treatment of product sales and unbilled revenue without any financial restatement necessary. However, as a result of these discussions, the Company’s financial statements were restated to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities.

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

RETURN TO INDEX

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share And Per Share Information

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,069	$1,224
Cash and cash equivalents - restricted	4,015	---
Marketable securities	54	56
Accounts receivable, net	1,449	1,949
Inventory, net	2,304	1,671
Other current assets	520	391
Total current assets	20,411	5,291
Noncurrent assets
Capitalized system costs, net	5,826	5,379
Property and equipment, net	801	925
Goodwill	5,581	5,581
Patent development costs, net	138	146
Other long term assets	4,020	1,893
Total Assets	$36,777	$19,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of notes payable	$1,840	$4,136
Accounts payable	774	1,071
Accrued liabilities	1,553	1,471
Accrued employee compensation	495	478
Deferred revenue	433	103
Asset retirement obligation	146	129
Total current liabilities	5,241	7,388
Noncurrent Liabilities:
Long term convertible notes payable	521	1,650
Long term notes payable	7,681	3,286
Derivative financial instruments - debt and warrants	18,945	1,419
Long term asset retirement obligation	124	65
Total liabilities	32,512	13,808

Commitments and contingencies	---	---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000 shares;
issued and outstanding: Series B - 180,000 shares at
June 30, 2006 and December 31, 2005	180	180
Common stock, $0.01 par value, authorized 30,000,000
shares issued and outstanding: 20,365,916 shares at
June 30, 2006 and 19,127,065 shares at December 31, 2005	204	191
Warrants	---	9
Additional paid-in capital	72,365	66,015
Accumulated deficit	(68,484)	(60,988)
Total stockholders’ equity	4,265	5,407
Total Liabilities and Stockholders’ Equity	$36,777	$19,215

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

RETURN TO INDEX

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

Quarter Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005
		(As Restated)		(As Restated)
Revenues:
Lease and service fees	$2,001	$1,532	$3,753	$2,811
Product sales	---	880	---	1,440
Product royalties	2	2	2	15

Total revenue	2,003	2,414	3,755	4,266

Cost of sales:
Lease and service fees	1,704	1,076	3,055	1,834
Product sales	---	660	---	1,094
Product royalties	---	---	---	---

Total cost of sales	1,704	1,736	3,055	2,928

Gross profit:
Lease and service fees	297	456	698	977
Product sales	---	220	---	346
Product royalties	2	2	2	15

Total gross profit	299	678	700	1,338

Operating expenses:
Engineering and operations	1,103	913	2,301	1,907
Research and development	290	358	772	655
Selling and marketing	535	521	1,049	930
General and administrative	1,285	1,128	2,729	1,983

Total operating expenses	3,213	2,920	6,851	5,475

Loss from operations	(2,914)	(2,242)	(6,151)	(4,137)

Derivative instrument income (expense)	2,415	(547)	2,967	2,014
Debt discount expense	(2,940)	(572)	(3,514)	(1,056)
Other (expense) income, net	(565)	(83)	(798)	(98)

Net loss	$(4,004)	$(3,444)	$(7,496)	$(3,277)

Loss per share:

Loss per share, basic and diluted	$(0.20)	$(0.18)	$(0.37)	$(0.17)

Shares used in computing loss per share:
Basic and diluted	20,365,812	18,815,049	20,172,796	18,783,670

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

RETURN TO INDEX

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information
(Unaudited)

	Six Months Ended June 30,
		2006		2005
				(As Restated)
Cash flows from operating activities:
Net income (loss)		$(7,496)		$(3,277)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization		1,471		1,225
Asset impairment charge		175		---
Write off of deferred financing fees		236		---
Stock based compensation		1,321		---
Derivative instrument (income) expense		(2,967)		(2,014)
Debt discount expense		3,514		1,056
Unrealized loss on marketable securities		2		(1)
Dividend income reinvested		---		(9)
Expenses charged to operations relating to
options, warrants and capital transactions		---		17
Provision for doubtful accounts		63		36
Provision for inventory reserve		83		233
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		437		(291)
Unbilled contract revenue		---		(57)
Inventory		(716)		(1,049)
Other assets		(129)		(206)
Accounts payable and accrued expenses		(120)		487
Deferred revenue		329		(21)

Net cash used in operating activities		(3,797)		(3,871)

Cash flows from investing activities:
Sale of (investment in) marketable securities		---		521
Investment in capitalized systems		(1,614)		(903)
Purchase of property and equipment		(97)		(131)
Investment in patent development costs		(3)		(3)

Net cash used in investing activities		(1,714)		(516)

Cash flows from financing activities:
Repayment of obligations under capital leases		---		(23)
Repayment of notes payable		(10,850)		---
Proceeds from notes payable, net		26,397		6,000
Cash restricted by notes payable		(4,015)		---
Proceeds from private stock placement		4,822		---
Proceeds from issuance of common stock, net		2		5

Net cash provided by financing activities		16,356		5,982

Net change in cash and cash equivalents		10,845		1,595
Cash and cash equivalents - beginning of period		1,224		5,850

Cash and cash equivalents - end of period		$12,069		$7,445

Supplemental cash flows information:
Interest paid		$799		$138

Income taxes paid	$	---	$	---

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

RETURN TO INDEX

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

We have incurred significant losses to date and at June 30, 2006, we have an accumulated deficit of $68,484. Management believes that the significant financing obtained in 2006, liquidity at June 30, 2006, and current contracts with municipalities will enable us to continue the development and upgrading of our products and sustain operations through the foreseeable future. There can be no assurance, however, that our operations will be sustained or be profitable in the future, that our product development and marketing efforts will be successful, or that if we have to raise additional funds to expand and sustain our operations, such funds will be available on terms acceptable to us, if at all.

Note 2 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications had no net effect on the net loss previously reported.

RETURN TO INDEX
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

Note 3 - Restatement of Consolidated Financial Statements:

The Company has restated its Consolidated Financial Statements for fiscal 2003 and 2004 as well as the first three interim periods of fiscal 2005 in order to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Condensed Statement of Operations for the three and six months ended June 30, 2005.

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005, the Company had discussions with the Staff of the Securities and Exchange Commission concerning the proper accounting treatment regarding certain of its convertible debt in current and previously reported financial results. As a result of these discussions, the Company’s 2005 quarterly and 2004 and 2003 fiscal year financial statements were restated to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities.

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

As a result, the Company reviewed its initial accounting for its (1) First Laurus Convertible Note dated July 31, 2003, (2) Second Laurus Convertible Note dated January 14, 2004, (3) Third Laurus Convertible Note dated May 16, 2005, and (4) Senior Convertible Notes dated November 5, 2004. During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments were evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments, with the exception of the detached Warrants issued with these Notes, would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, subject to SFAS 133 and recorded at fair value.

Features within the debt noted above that have been evaluated and determined to require such treatment include:

•	The principal conversion options.
•	The monthly payments conversion options.
•	The interest rate adjustment provisions.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and the June 30, 2005 quarterly period has been restated to fairly present the results of our operations.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the fiscal quarter and six months ended June 30, 2005:

	Quarter Ended June 30, 2005		Six Months Ended June 30, 2005
	(As restated)	(As reported)	(As restated)	(As reported)

Loss from operations	$(2,242)	$(2,242)	$(4,137)	$(4,137)
Other (expense) income, net	(83)	(83)	(98)	(98)
Derivative instrument income (expense)	(547)	---	2,014	---
Debt discount expense	(572)	---	(1,056)	---
Net income (loss)	$(3,444)	$(2,325)	$(3,277)	$(4,235)

Basic and diluted net income (loss) per share:	$(0.18)	$(0.12)	$(0.17)	$(0.23)
Shares used in computing net loss per share:
Basic and Diluted:	18,815,049	18,815,049	18,783,670	18,783,670

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

Note 4 - Master Lease Agreement:

The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. (“GE”). Under this sales-type lease agreement, NTS received $240 in April 2004, $240 in September 2004, $560 in March 2005, and $880 in June 2005, from GE on behalf of DelDOT pursuant to DelDOT’s Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Cost of sales	$6	$17
Engineering and operations	31	137
Research and development	19	63
Selling and marketing	31	78
General and administrative	494	1,026
Share-based compensation expense before tax	$581	$1,321
Provision for income tax	---	---
Net share-based compensation expense	$581	$1,321

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Expected option term (1)	5.25 years	5.25 years
Expected volatility factor (2)	168%	165 to 168%
Risk-free interest rate (3)	5.0%	4.5 to 5.0%
Expected annual dividend yield (4)	0%	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

The Company did not recognize compensation expense for employee stock option grants for the three and six months ended June 30, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as restated	$(3,444)	(3,277)
Less: Total employee compensation
expenses for options determined
under the net fair value method	(1,405)	(2,659)
Pro forma net loss	(4,849)	(5,936)

Pro forma net loss per share:
- as restated	$(0.18)	$(0.17)
- pro forma	$(0.26)	$(0.32)

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Expected term	8years	8years
Volatility	109%	110%
Risk-free interest rate	3.3%	3.2%
Dividend yield	0%	0%

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

The following table presents the activity of the Company’s Stock Option Plans from December 31, 2005 through June 30, 2006.

	2006
	Shares	Weighted Av. Ex. Price

Outstanding at December 31, 2005	2,866,027	$4.87
Granted	210,000	4.44
Exercised	(1,040)	1.80
Canceled	(378,109)	4.97
Outstanding at June 30, 2006	2,696,878	4.83

Options exercisable at June 30, 2006	1,427,703	$4.78

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The following table presents weighted average price and life information about significant option groups outstanding at June 30, 2006:

Options Outstanding						Options Exercisable
Range of Ex. Price			Number of Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Averaged Exercisable Price
$1.00	-	2.99	20,450	3.6	1.75	17,150	1.75
3.00	-	3.99	231,600	6.1	3.60	144,800	3.69
4.00	-	4.99	2,126,000	7.2	4.86	1,152,425	4.88
5.00	-	5.99	307,163	6.0	5.71	111,663	5.61
6.00	-	8.00	11,665	4.2	6.43	1,665	6.04
			2,696,878	7.0	4.83	1,427,703	4.78

During the six months ended June 30, 2006, there were $2 intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) and $2 of cash was received from the exercise of options.

The total grant date fair value of stock options that vested during the six months ended June 30, 2006 was approximately $337 with a weighted average remaining contractual term of 6.1 years.

As of June 30, 2006, there was $3,991 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The Company amortizes stock-based compensation on the straight-line method.

The Company did not realize any actual tax benefit for tax deductions from option exercise of the share-based payment arrangements for the six months ended June 30, 2006.

Warrants

The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. The Company issued 60,000 warrants in connection with the private placement in November 2004, 100,000 warrants in connection with the private placement in May 2005, 371,339 warrants in connection with the private stock placement in January 2006, and 2,394,262 warrants in connection with the 7% Senior Secured Notes placement in May 2006.

The following table presents warrants outstanding:

June 30, 2006

Eligible, end of quarter for exercise	2,925,601

Warrants issued in the quarter	2,394,262

Low exercise price	$3.60
High exercise price	$8.44

The warrants outstanding as of June 30, 2006 are currently exercisable and expire at various dates through May, 2011. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $3.60 to $8.44 per share.

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

Note 6 - Long Term Financial Obligations

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	June 30 2006	December 31, 2005

5% Senior Convertible Notes
Principal	$2,850	$5,200
Debt discount	(2,329)	(3,550)
FMV of embedded derivatives	1,035	1,419

7% Senior Secured Convertible Notes
Principal	28,550	---
Debt discount	(19,029)	---
FMV of embedded derivatives, including warrants	17,910	---

Foundation Partners Secured Promissory Note	---	1,250
Heil Secured Promissory Note	---	1,250

Fourth Laurus Note
Principal	---	6,000
Debt discount	---	(1,078)
	$28,987	$10,491
Less current portion	1,840	4,136
Total	$27,147	$6,355

The current portion of long term debt for June 30, 2006 represents $5,710 of principal and $3,870 of related debt discounts.

Aggregate maturities of long-term obligations for the years ending following June 30, 2006 are as follows:

	2006	2009		2011	Total

7% Senior Secured Convertible Notes	$5,710	$	---	$22,840	$28,550
5% Senior Convertible Notes	---		2,850	---	2,850
Total:	$5,710		$2,850	$22,840	$31,400

The $5,710 shown as current above is in accordance with the noteholder option to require a 20% redemption through December 31, 2006, as explained below.

On May 24, 2006, Nestor, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with several institutional and accredited investors to sell $28.55 million of Units consisting of five-year, 7% senior secured convertible promissory notes (the “Secured Notes”), convertible into shares of the Company’s common stock (the “common stock”), and five-year warrants to purchase 1,982,639 shares of common stock (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1933 (the “Transaction”). The Transaction was closed on May 25, 2006.

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The Secured Notes, which rank pari passu with the Company’s existing, 5% Senior Convertible Notes (the “5% Notes”), are secured by a first priority security interest in all corporate assets, except contracts entered into by the Company after October 1, 2006 and all assets related thereto and all proceeds thereof. Interest is payable quarterly in arrears, and an amount equal to two years’ interest on the Secured Notes is secured by an irrevocable letter of credit. In order to obtain the irrevocable letter of credit from a bank, the Company needed to establish a restricted cash account as collateral. The letter of credit expires once drawn down, but no later than May 25, 2008; and the bank fee is one and one-quarter percent on the open balance, annually.  The interest rate is subject to adjustment for certain changes in the Company’s consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R, “Share-Based Payment”), as follows: (a) if consolidated EBITDA as reported on the Company’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the fiscal quarter ending June 30, 2007 is less than $1.25 million, the interest rate will increase to 9%, effective July 1, 2007; (b) if consolidated EBITDA as reported on the Form 10-Q for the fiscal quarter ending June 30, 2007 is greater than $2.5 million, the interest rate will decrease to 5%, effective July 1, 2007; and (c) if consolidated EBITDA for the year ended December 31, 2008 as reported on the Company’s Annual Report on Form 10-K (the “Form 10-K”) for that period is greater than $14.0 million, the interest rate currently in effect at that time will decrease by 2%, effective January 1, 2009. In no event will the interest rate be less than 5%. In the event of default on the Secured Notes, the interest rate will be 13.5% during the period of default.

All outstanding principal and interest on the Secured Notes is due on May 25, 2011. The principal of the Secured Notes is convertible into the Company’s common stock at a conversion price of $3.60 per share. The conversion price is subject to full ratchet anti-dilution protection for any equity issuances within three years and standard weighted-average anti-dilution protection thereafter in addition to other customary adjustment events.

The Secured Notes contain restrictive covenants which, among other things, restrict the Company’s ability to incur additional indebtedness, repay indebtedness including the secured notes before maturity, grant security interests on its assets or make distributions on or repurchase its common stock.

The holders of the Secured Notes have the right to require the Company to redeem up to 20% of the outstanding principal by written notice to the Company at least five trading days prior to December 29, 2006. In addition, the holders have the right to require the Company to redeem all or any portion of the outstanding balance of the Secured Notes on May 25, 2009, provided that this right will be forfeited if, among other things, the Company’s consolidated EBITDA for the twelve-month period ended December 31, 2008 as reported on the Form 10-K exceeds $14.0 million. The Secured Note holders also have the right to redeem some or all of their Secured Notes in the event of a change of control of the Company or an event of default under the Notes.

If, prior to May 25, 2009, a holder elects to convert its Secured Notes into shares of the Company’s common stock, or in the event of a “Mandatory Conversion” (defined below) by the Company, such Secured Note holder will receive a “make-whole” payment in cash equal to 21% of the face value of the Secured Notes so converted, less any interest paid. Beginning on May 25, 2008, if the average closing bid price of the common stock exceeds 165% of the conversion price for any 20 trading days during a 30 consecutive trading day period, the Company can force conversion of the Secured Notes (a “Mandatory Conversion”), subject to certain notice and other requirements. The number of shares of common stock issuable to all Secured Note holders in such Mandatory Conversion cannot exceed the total daily trading volume of the common stock for the 20 consecutive trading days immediately preceding the conversion date. Furthermore, the Company can require a Mandatory Conversion only once in any 60 consecutive trading-day period.

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

Under the Agreement, the Company has agreed that until 180 days following the effective date of the Registration Statement covering the shares issuable upon conversion of the Secured Notes and exercise of the Warrants, it will not, directly or indirectly, offer, sell grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of its or its subsidiaries' equity or equity equivalent securities, including any debt, preferred stock or other instrument or security that is convertible into or exchangeable or exercisable for shares of its common stock without the prior written approval of the holders of at least 75% of the aggregate principal amount of the Secured Notes. In addition, until the first anniversary of the effective date of such Registration Statement, and provided that at least 30% of the principal face amount of the Secured Notes remain outstanding, holders of the Secured Note have the right to purchase up to 30% of any equity or equity-linked financings, subject to certain conditions. Furthermore, if at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of its common stock, each holder will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights a holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete conversion of such holder’s Secured Note.

The Warrants are exercisable at $4.35, subject to standard weighted average anti-dilution protection for the life of the Warrants, and expire on May 25, 2011. In the event of a change of control, unless the closing sale price of the common stock on the first trading day immediately following the public announcement of the change of control exceeds $6.00 per share, the Warrant holder may require the Company to purchase all or any portion of a Warrant (the “redeemed portion”) for cash at a price equal to the value of the redeemed portion of the Warrant determined using the Black-Scholes option pricing model. The Warrants also contain a “cashless exercise” provision.

The Company used the net proceeds from the sale of the Units (after expenses and placement agent fees) to repay the outstanding principal and interest, totaling $5.67 million, of a non-convertible promissory note dated December 28, 2005 issued to Laurus Master Fund, Ltd., the outstanding principal and interest, totaling $1.27 million, of a secured promissory note dated August 30, 2005 issued to Foundation Partners I, LLC, and $2.42 million was used to repurchase approximately $2.35 million principal amount of the Company’s 5% Notes at a price of 102.5% of face amount plus accrued interest. The remaining funds will be used for capital expenditures, including the installation of automated traffic enforcement systems pursuant to existing contracts, for general corporate purposes and working capital.

In connection with the Transaction, the Company and the holders of the 5% Notes entered into a Written Consent and Waiver and Amendment to Note Agreement (the “5% Noteholder Agreement”) pursuant to which the holders of the 5% Notes consented to the Company granting a security interest in its assets to the holders of the Secured Notes and waiving their right to redeem the balance of their 5% Notes. In addition, the 5% Note holders agreed to extend the maturity of the $2.85 million remaining 5% Notes from October 31, 2007 to May 25, 2009, and received warrants to purchase an aggregate 163,793 shares of common stock at an exercise price of $4.35 (the “5% Warrants”). The 5% Warrants expire on May 25, 2009. The 5% Notes contain full-ratchet anti-dilution protection. As a result of the Transaction, the remaining 5% Notes are now convertible into shares of common stock at a conversion price of $3.60 per share.

In connection with the Transaction, we entered into a registration rights agreement with the holders of the Secured Notes, pursuant to which we agreed to file a Registration Statement on Form S-3 registering for resale a number of common shares sufficient to allow for full conversion of the Secured Notes and exercise of the Warrants. The Registration Statement was filed on July 14, 2006. Penalties are imposed on the Company if the registration statement is not declared effective by the SEC within 60 days of filing (or 90 days if subject to SEC review) up to a maximum of 10% of the purchase price of the Secured Notes. In addition, the Company is obligated to register for resale shares of common stock issuable upon exercise of the 5% Warrants issued to the 5% Note holders.

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

The Company was required by the terms of the Transaction documents to seek stockholder approval of the Transaction (as required by NASDAQ Rule 4350(i)) and stockholder approval of an amendment to its certificate of incorporation increasing the number of shares of authorized common stock sufficient to allow for conversion in full of the Secured Notes and exercise in full of the Warrants. No conversions or exercises into common stock was effected by the Company to the extent that such issuance would exceed 19.99% of the currently outstanding common stock, until such approvals were obtained. The Company obtained such approval on July 6, 2006, the date of the Annual Meeting of Stockholders. In connection with the Transaction, the Company entered into Voting Agreements with stockholders who hold, in the aggregate, 10,351,048 shares, or 50.83%, of the outstanding common stock of the Company, pursuant to which they have agreed to vote in favor of the Transaction and the increase in the number of shares of authorized common stock.

Cowen & Co. LLC (“Cowen”) acted as exclusive placement agent for the offering and is entitled to receive a placement agent fee of $1,855,750 (6.5% of the gross proceeds from the offering), of which $1,484,600 was paid at closing. In addition, the Company reimbursed Cowen for its out-of-pocket expenses and issued Cowen Warrants to purchase 198,264 shares of common stock at an exercise price of $3.60 and 49,566 shares of common stock at an exercise price of $4.35, which Warrants generally have the same terms as the Warrants issued to the Secured Note holders in the Transaction.

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

Preferred Stock:

Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $180 at June 30, 2006.

Note 8 - Litigation:

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which is to be completed by August 18, 2006. The court also held that federal court was an appropriate forum and denied a motion by plaintiff to remand to state court.

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. No decision has been made by the judge on that motion. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which is to be completed by August 18, 2006. The court also held that federal court was an appropriate forum and denied a motion by plaintiff to remand to state court.

On May 25, 2006, we settled the lawsuit brought against us by Sherrod Vans of Jacksonville, Inc., a former vendor that provided van customization services to us, in the Circuit Court (Duval County, Florida), alleging that we failed to pay for some of the services that they provided. The settlement comprised our payment to them of $108,520.00 for completed customization work and their release of their claims to all of the vans that they are holding, their making those vans available to a dealer for sale to us, their making available to us certain raw materials, prep materials, and electronic hardware used in the process of building custom van conversions and their written retraction of their email claiming that they had seized the vans.

In addition, from time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not currently have any pending litigation other than that described above.

RETURN TO INDEX
Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(UNAUDITED)

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion includes “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section, in Part II - Item 1A, “Risk Factors” of this Report and in Part I - Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

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

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented video image processing technology to predict and record the occurrence of a red light violation. Our first speed enforcement product, uses Poliscanspeed LiDAR technology developed by Vitronic. We have exclusive marketing rights to Poliscan in North America through February 2010, subject to meeting certain purchase minimums. By coupling CrossingGuard and Poliscan equipment with Citation Composer, our proprietary citation preparation and processing software, we provide fully integrated, turnkey red light and speed enforcement solutions.

Nestor recently announced a new product, ViDAR™ Video Detection and Ranging technology, that can help communities enforce posted speed limits.  ViDAR uses distance over time calculations, as in traditional VASCAR, in combination with video technology to measure and record evidence of speeding vehicles.  NTS’s ViDAR™ technology tracks multiple vehicles bi-directionally in multiple lanes and is accurate to within 1 mph.  ViDAR incorporates current digital camera technology and secures evidence of violations in real-time with a time-stamp accurate within 1/100 of a second.  Also, because the system is based on video tracking, it is undetectable by radar/laser detectors.

RETURN TO INDEX

We generate recurring revenue through contracts that provide for equipment leasing and hosting and processing services on a fixed and/or per citation fee basis. Essentially all of our revenue prior to September 30, 2005 was generated through contracts for our CrossingGuard system as explained below. Beginning in the fourth quarter of 2005, we started generating our first revenue from PoliScan systems. The economics of the CrossingGuard product are tied to the number of operating systems in the field and, to an increasingly lesser extent, the number of violations processed by such systems. Throughout 2003 and 2004, there was a trend by customers towards a fixed monthly fee as opposed to variable per ticket fee pricing structures for CrossingGuard systems. Because fixed fees are based upon the expected level of violations over the contract term, the shift to monthly fixed fee contracts should result in a more stable revenue stream for these installations. Many of our initial CrossingGuard contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services. Depending on the terms of each contract, we realize from $11 to $99 per citation issued or paid and/or fixed monthly fees ranging from $2,000 to $12,000 per approach for our equipment and services.

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

Almost all of our contracts provide for the lease of equipment and the services as a bundled, turnkey program over three to five years. The equipment leases are generally classified as operating leases under FAS 13 “Accounting for Leases” and the revenues are realized along with service revenues as services are delivered to a customer over the life of the contract. One contract with Delaware DOT provided for a monthly lease of the roadside equipment, and we transferred this lease to GE Municipal Services for the face value of the roadside equipment, or $80,000 per approach. In accordance with FAS 13, this lease qualified as a sales-type financing lease and we recognized the value received from the leased equipment, and expensed the associated costs of the system in the same period. We delivered 11 and 20 systems to Delaware DOT in 2004 and 2005, respectively, and have completed delivery of units under the current contract terms.

Our existing CrossingGuard contracts with government entities typically authorize the installation of systems at a specified number of approaches. As of June 30, 2006, our existing active contracts authorized the installation of our CrossingGuard product at up to an additional 200 approaches. Management believes the majority of the authorized red light approaches or speed units under existing active contracts will be installed or deployed, but no assurances can be given that all approaches or units under contract will ultimately be installed or deployed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard contracts.

	Quarter Ended June 30,
Number of Approaches and Units:	2006	2005

Installed, operational and revenue-generating
CrossingGuard red light approaches	182	141
Poliscanspeed Units	3	0
Additional Authorized Approaches and Units:
CrossingGuard red light approaches	200	128
Poliscanspeed Units	11	0
Total	396	269

RETURN TO INDEX

On October 26, 2005, we deployed the first of four approved Poliscan systems in the City of Akron, Ohio. Our agreement with Akron was a pilot program for school zone speed enforcement that had an initial 90-day term followed by automatic monthly renewals. The program was terminated at the end of the school year in June 2006. In June 2006, Akron issued an RFP for the renewal of the program, to which the Company has responded. We receive fees from $19 per ticket paid to 40% of the ticket fine paid under the existing speed agreements with our customers. We expect that a majority of any future speed enforcement contracts will compensate us on a per ticket paid basis in return for both equipment lease and citation processing and customer support services. We anticipate that we will generally receive fees from $10 to $25 per ticket under any future speed enforcement contracts depending on factors including number of units ordered, length of contract, service levels provided, state statutes, and competition.

Some of the cities in which the Company has active contracts include:

Alpharetta, GA	Long Beach, CA
Baltimore, MD	Los Angeles, CA
Berkeley, CA	Montclair, CA
Cerritos, CA	Murietta, GA
Costa Mesa, CA	Northglenn, CO
Davenport, IA	Pasadena, CA
Davis, CA	Rancho Cucamonga, CA
State of Delaware	Roseville, CA
Frederick, MD	San Bernardino, CA
Fresno, CA	Santa Fe Springs, CA
Fullerton, CA	Saskatoon, Canada
Germantown, TN	Whittier, CA

The management team focus is to expand our market share in the emerging traffic safety market. We plan to expand that market share by:

•	Continuing to aggressively market automated speed and red light enforcement systems and services to states and municipalities

•	Participating in efforts to increase the public’s acceptance of, and state’s authorization of, automated traffic safety systems

•	Participating in industry standards setting bodies

•	Enhancing and seeking patents for our traffic safety technology to maintain or improve our position and competitive advantages in the industry

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

RETURN TO INDEX

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

The following is a summary of key financial measurements monitored by management:

	Quarter Ended June 30		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Financial
Revenue	$2,003,000	$2,414,000	$3,755,000	$4,266,000
Loss from operations	(2,914,000)	(2,242,000)	(6,151,000)	(4,137,000)
Net loss	(4,004,000)	(3,444,000)	(7,496,000)	(3,277,000)
Modified EBITDA	(1,462,000)	(1,498,000)	(3,184,000)	(2,912,000)
Cash and marketable securities	16,138,000	7,506,000
Investment in capitalized systems	1,614,000	903,000
Working capital	15,170,000	6,797,000

We are a capital-intensive business, so in addition to focusing on GAAP measures, we focus on modified EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or debt extinguishment costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. Then we exclude derivative instrument income or expense, debt discount expense, share-based compensation expense, and asset impairment charges These measures eliminate the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and these measures provide us with a means to track internally generated cash from which we can fund our interest expense and our growth. In comparing modified EBITDA from year to year, we also ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as modified EBITDA. Because modified EBITDA is a non-GAAP financial measure, we include in the tables below reconciliations of modified EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

We present modified EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements, and that it provides an overall evaluation of our financial condition. In addition, modified EBITDA is defined in certain financial covenants under our 7% Senior Secured Convertible Notes and may be used to adjust the interest rate on those notes at July 1, 2007 and January 1, 2009 and determine whether the holders of those notes have a redemption right at May 25, 2009.

Modified EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles in the United States or as a measure of our profitability or our liquidity.

When evaluating modified EBITDA as a performance measure, and excluding the above-noted items, all of which have material limitations, investors should consider, among other factors, the following:

•	increasing or decreasing trends in modified EBITDA;

•	how modified EBITDA compares to levels of debt and interest expense; and

RETURN TO INDEX

Because modified EBITDA, as defined, excludes some but not all items that affect our net income, modified EBITDA may not be comparable to a similarly titled performance measure presented by other companies.

The table below is a reconciliation of modified EBITDA to net loss for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
GAAP net loss	$(4,004,000)	$(3,444,000)	$(7,496,000)	$(3,277,000)
Interest expense, net of interest income	565,000	83,000	798,000	98,000
Income tax expense	---	---	---	---
Depreciation and amortization	696,000	744,000	1,471,000	1,225,000
EBITDA	$(2,743,000)	$(2,617,000)	$(5,227,000)	$(1,954,000)
Derivative instrument (income) expense	(2,415,000)	547,000	(2,967,000)	(2,014,000)
Debt discount expense	2,940,000	572,000	3,514,000	1,056,000
Stock-based compensation expense	581,000	---	1,321,000	---
Asset impairment charge	175,000	---	175,000	---
Modified EBITDA	$(1,462,000)	$(1,498,000)	$(3,184,000)	$(2,912,000)

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

RETURN TO INDEX

c.
For two current customers who want to process their own citations, we lease them our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For this arrangement, we recognize revenue in accordance with Statement of Position 97-2 Software Revenue Recognition. Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued or paid.

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

Share-Based Compensation

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which required all share-based payments to employees to be recognized in our financial statements at their fair value. We have continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS123(R).

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

RETURN TO INDEX

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

Long-Term Asset Impairment

In assessing the recoverability of our long-term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value. If these estimates change in the future, we may be required to record impairment charges that were not previously recorded. During the quarter ended June 30, 2006, the Company recorded impairment charges of $175,000 related to two red light contracts.

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had unrestricted cash and cash equivalents totaling $12,069,000 at June 30, 2006 compared with $1,224,000 at December 31, 2005. At June 30, 2006, we had positive working capital of $15,170,000 compared with $2,097,000 of negative working capital at December 31, 2005. Our net worth at June 30, 2006 was $4,265,000 compared with $5,407,000 at December 31, 2005.

The increase in cash, and improvement in working capital is primarily due to: (i) proceeds of $26,397,000, net of expenses received from our placement of $28,550,000 in 7% Senior Secured Convertible Notes on May 25, 2006, offset by the repayment of existing debt of $10,850,000 and $4,015,000 of cash placed in a restricted cash account for future payment of interest, and (ii) our private stock placement on January 31, 2006 that raised $4,822,000, net of expenses, offset by (iii) cash used in our operations in the six months of 2006 of $3,797,000 and (iv) investments in capitalized systems of $1,614,000 which are expected to generate revenue in future quarters.

RETURN TO INDEX

On May 24, 2006, the Company entered into a Securities Purchase Agreement with several institutional and accredited investors to sell $28,550,000 of units consisting of five-year, 7% senior secured convertible promissory notes, convertible into shares of the Company’s common stock, and five-year warrants to purchase 1,982,639 shares of common stock, in a private placement pursuant to Regulation D under the Securities Act of 1933. The transaction was closed on May 25, 2006.

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

We continue to seek additional sources of equity and debt financing to fund system installations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at June 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	5 % Senior Convertible Notes		7 % Senior Secured Convertible Notes	Debt Interest	Total
Remainder of 2006	$217,000		$	$5,710,000	$1,071,000	$6,998,000
2007	398,000	---		---	2,141,000	2,539,000
2008	367,000	---		---	2,141,000	2,508,000
2009	367,000	2,850,000		---	2,047,000	5,264,000
2010 &	320,000	---		---	1,999,000	2,319,000
Thereafter	113,000	---		22,840,000	799,000	23,752,000
	$1,782,000	$2,850,000		$28,550,000	$10,198,000	$43,380,000

As of June 30, 2006, we have no off balance sheet arrangements.

For the six months ended June 30, 2006, we invested $1,614,000 in capitalized systems and no system costs were expensed under a sales-type lease for Delaware approaches compared to $903,000 invested in capitalized systems and $660,000 Delaware system costs expensed in the same period last year. Management expects that NTS will make substantial future commitments for systems related to our CrossingGuard contracts.

Results of Operations

Revenues

Total revenues for the second quarter of 2006 were $2,003,000 as compared to $2,414,000 for the second quarter of 2005.

Lease and service fee revenues totaled $2,001,000 for the second quarter of 2006 as compared to $1,532,000 for the second quarter of 2005, an increase of $469,000 or 31%, primarily due to additional revenue generating CrossingGuard red light approaches and PoliScanspeed Units. During the second quarter of 2006 we had 185 revenue generating CrossingGuard approaches and PoliScanspeed Units as compared to 141 revenue generating CrossingGuard approaches in the second quarter of 2005. This increase in revenue generating approaches is partially offset by a decline in average monthly revenue generated from older approaches which typically occurs due to modified driver behavior.

RETURN TO INDEX

There were no product sales recognized from sales-type leases for CrossingGuard roadside systems in the second quarter of 2006 as compared to $880,000 for the second quarter of 2005. Prior year product sales recognized from sales-type leases were primarily attributable to eleven Delaware approaches being completed and funded (under sales-type leasing) during the second quarter of 2005. These product sales are unique to our Delaware contract and are one-time, non-recurring in nature.

Total revenues for the six months ended June 30, 2006 were $3,755,000 as compared to $4,266,000 in 2005.

Lease and service fee revenue grew 34% in the six months as our base of revenue-generating CrossingGuard red light approaches and Poliscan Speed Units increased. As there were no one-time, non-recurring, product sales in the first six months of 2006, total revenues declined when compared to the prior year quarter.

Lease and service fee revenues totaled $3,753,000 for the first six months of 2006 as compared to $2,811,000 for the first six months of 2005, an increase of $942,000 or 34%, primarily due to additional revenue generating CrossingGuard red light approaches and PoliScanspeed Units. This increase in revenue generating approaches is partially offset by a decline in average monthly revenue generated from older approaches which typically occurs due to modified driver behavior.

There were no product sales recognized from sales-type leases for CrossingGuard roadside systems in the first six months of 2006 as compared to $1,440,000 for the first six months of 2005. Prior year product sales recognized from sales-type leases were primarily attributable to eighteen Delaware approaches being completed and funded (under sales-type leasing) during the first six months of 2005. These product sales are unique to our Delaware contract and are one-time, non-recurring in nature.

Cost of sales

Cost of sales for the second quarter of 2006 totaled $1,704,000 as compared to $1,736,000 for the second quarter of 2005, a decrease of $32,000 or 2%. The decrease in cost of sales is primarily due to the decline in product cost of sales as a result of no one-time, nonrecurring sales in the second quarter of 2006. These decreases in costs are partially offset by increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches. The second quarter of 2006 also includes higher costs related to our Transol contracts which we acquired in September 2005 as well as direct and indirect costs for our Poliscan speed business which is not yet profitable. Included in the second quarter of 2006 is a $150,000 book to physical inventory charge. Further, in assessing the recoverability of our long-term assets, the Company recorded a $175,000 impairment charge relating to two of our red-light contracts in the second quarter of 2006.

For the six months ended June 30, 2006, cost of sales totaled $3,055,000, an increase of $127,000, or 4%, compared to $2,928,000 in the prior year six month period. The increase in cost of sales is primarily due to increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches. The six months of 2006 also includes higher costs related to our Transol contracts which we acquired in September 2005 as well as direct and indirect costs for our Poliscan speed business which is not yet profitable. These increases in costs are partially offset by the decline in product cost of sales as a result of no one-time, nonrecurring sales in the first half of 2006. Included in the second quarter of 2006 is a $150,000 book to physical inventory charge. Further, in assessing the recoverability of our long-term assets, the Company recorded a $175,000 impairment charge relating to two of our red-light contracts.

Gross Profit

Gross Profit for the second quarter of 2006 totaled $299,000 as compared to $678,000 for the second quarter of 2006, a decline of $379,000. The decline in gross profit is primarily attributable to the above-mentioned impairment charge and sustaining lower margins on our Transol and Poliscan speed contracts in the quarter. To the degree we are permitted to upgrade or expand the Transol contracts and as more Poliscan contracts are signed, we expect Transol and Poliscan contract margins to improve substantially.

RETURN TO INDEX

For the six months ended June 30, 2006, gross profit decreased $638,000, or 47%, to $700,000 from $1,338,000 in the prior year six month period. Gross margin decreased by twelve points to 19% for the six months ended June 30, 2006 from 31% for prior year six month period, due to the above-mentioned impairment charge and lower margins on our Transol and Poliscan contracts.

Operating Expenses

Total operating expenses for the second quarter of 2006 totaled $3,213,000 as compared to $2,920,000 for the second quarter of 2005, an increase of $293,000, or 10%. In general, operating expenses decreased due to cost reductions initiated in the first quarter of 2006 in contrast to the expansion of the business in 2006. However, the Company adopted FAS123R in 2006 and recorded a $581,000 non-cash stock option expense which was charged to operating expenses. In March 2006, the Company initiated steps to reduce costs including the reduction in salaries to most employees by 10% including management under employment contract, and terminated nine employees. The severance cost of this action was $102,000 and is primarily included in operating expense for the first quarter of 2006.

Engineering and operations expenses for the second quarter of 2006 totaled $1,103,000 as compared to $913,000 in the second quarter of 2005, an increase of $190,000, or 21%. These costs include the salaries and related costs of field and office personnel, as well as, operating expenses related to product design, delivery, configuration, maintenance and service of our installed base. The increase is also attributable to $31,000 of stock option expense recorded in the quarter and mentioned above.

Research and development expenses for the second quarter of 2006 totaled $290,000 as compared to $358,000 in the second quarter of 2005, a decrease of $68,000, or 19%. The decrease in research and development expenses is primarily due to a shift in engineering time to implementation efforts and away from time on major projects to advance our CrossingGuard product technology and development of our PoliScan mobile speed enforcement technology, offset by a $19,000 stock option expense recorded in the second quarter of 2006.

Selling and marketing expenses for the second quarter of 2006 totaled $535,000 as compared to $521,000 in the second quarter of 2005, an increase of $14,000, or 3%. The increase is primarily attributable to a larger sales force and related support personnel and expenses added in order to build a national sales force and execute our sales strategy as well as a $31,000 stock option expense recorded in the first quarter of 2006, which was partially offset by a reduction in the use of consultants.

General and administrative expenses for the second quarter of 2006 totaled $1,285,000 as compared to $1,128,000, an increase of $157,000, or 14%. The increase is partially attributable to $494,000 stock option expense recorded in the second quarter of 2006 offset by a $395,000 decline in legal expenses due to the conclusion of a patent infringement case in June 2005.

Total operating expenses for the first six months of 2006 totaled $6,851,000 as compared to $5,475,000 for the second quarter of 2005, an increase of $1,376,000, or 25%. In general, operating expenses increased due to overall investment in the expansion of the business. However, there are several specific reasons for the increase: (1) during the first quarter of 2006, the Company adopted FAS123R and for the first six months of 2006 recorded a $1,321,000 non-cash stock option expense which was charged to operating expenses, (2) In March 2006, the Company initiated steps to reduce costs including the reduction in salaries to most employees by 10% including management under employment contract, and terminated nine employees. The severance cost of this action was $102,000 and is primarily included in operating expense for the first quarter of 2006, and (3) Additional accounting fees were incurred related to the financial restatement of the our SEC filings. The benefit from the cost reduction actions contributed in the second quarter of 2006.

Engineering and operations expenses totaled $2,301,000 in the six months ended June 30, 2006, an increase of $394,000, or 21%, compared to $1,907,000 in the corresponding six month period of the prior year. Excluding $137,000 of stock option expense recorded in 2006, the increase in costs relates to additional operating expenses related to product design, delivery, configuration, and service of our installed base partially offset by the impact of the cost reduction program in March 2006.

RETURN TO INDEX

Research and development expenses totaled $772,000 in the six months ended June 30, 2006, an increase of $117,000, or 18%, compared with $655,000 in the prior year period. Excluding $63,000 of stock option expense recorded in 2006, the remaining decline is attributable to the above-mentioned shift in engineering effort from R&D to implementation of our installed base in the 2006 period relative to the 2005 period.

Selling and marketing expenses totaled $1,049,000 in the six months ended June 30, 2006, an increase of $119,000, or 13%, compared with $930,000 in the corresponding six month period of the prior year, primarily due to recording $78,000 of stock option expense in 2006.

General and administrative expenses totaled $2,729,000 for the six months ended June 30, 2006, an increase of $746,000, or 38%, compared with $1,983,000 in the corresponding six month period of the prior year. Excluding $1,026,000 of stock option expense recorded in 2006, general and administrative expenses declined primarily due to the reduction in legal expenses associated with the conclusion of a patent infringement case in June 2005.

Derivative instrument income (expense), net and debt discount expense

Derivative instrument income for the second quarter of 2006 totaled $2,415,000 as compared to an expense of $547,000 for the second quarter of 2005. Derivative instrument income for the six months ended June 30, 2006 totaled $2,967,000 as compared to income of $2,014,000 for the six months ended June 30, 2005.

The changes were attributable to changes in the fair market value of embedded derivatives issued with our convertible debt. The fair value of the derivatives will fluctuate based on: our stock price at particular points in time, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the remaining time to maturity of the outstanding debt.

The major factors contributing to the change for the second quarter of 2006 and 2005 as well as for the six month periods ending June 30, 2006 and 2005 were due to the decline in the fair market value of our derivative instrument liabilities relating to our convertible debt due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense for the second quarter of 2006 totaled $2,940,000 as compared to an expense of $572,000 for the second quarter of 2005. Debt discount expense for the six months ending 2006 and 2005 was $3,514,000 and $1,056,000.

The increase in the current quarter and six months ending June 30, 2006 is due to the one-time write-off of remaining debt discounts associated with the repayment of the Fourth Laurus Note, higher debt discounts associated with the sale of our 7% Senior Secured Convertible Notes, and higher debt discounts on the extension of our 5% Senior Convertible Notes in May 2006. These debt discounts are established at the time a derivative is bifurcated from the host debt agreement at issuance and amortized over the life of the note.

Other Expense, net

Other expense, net for the second quarter of 2006 totaled $565,000 as compared to $83,000 in the second quarter of 2005. Other expense, net totaled $798,000 in the six months ended June 30, 2006, as compared to $98,000 in the corresponding six month period of the prior year. The increase is primarily attributable to higher levels of interest expense on the new 7% Senior Secured Convertible Notes and the one-time prepayment premiums paid and deferred financing fees written off associated with the partial repayment of our 5% Senior Convertible Notes in the second quarter of 2006.

Net Income/(Loss)

Net loss for the second quarter of 2006 was $4,004,000 or $0.20 cents per share as compared to net loss of $3,444,000 or $0.18 cents per share for the second quarter of 2005, an increase in net loss of $560,000 or $0.02 cents per share. The change in net loss between the quarters was primarily attributable to (1) a net increase of $2,962,000 in non-cash derivative instrument income offset by a $2,368,000 increase in debt amortization, (2) the recording of a $581,000 non-cash stock option expense charge in the second quarter of 2006, and (3) additional interest costs related to our debt arrangements.

RETURN TO INDEX

During the six months ended June 30, 2006, we incurred a net loss of $7,496,000, or $0.37 per share, an increase of $4,219,000, or $0.20 per share, compared with a net loss of $3,277,000, or $0.17 per share, in the corresponding six month period of the prior year. During the six months ended June 30, 2006, there were 20,172,796 basic and diluted shares outstanding compared with 18,783,670 basic and diluted shares outstanding during the corresponding six month period of the previous year. The increase in net loss per share was primarily due to the increase in our net loss, partially offset by the increase in outstanding shares. The change in income between the quarters was primarily attributable to (1) a net increase of $953,000 in non-cash derivative instrument income offset by a $2,458,000 increase in debt amortization, (2) the recording of a $1,321,000 non-cash stock option expense charge in the six months ending June 30, 2006, and (3) additional interest costs related to our debt arrangements.

RETURN TO INDEX

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

Interest Rates

Our marketable securities, an insured municipal bond fund, valued at $54,000 at June 30, 2006, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. We have exposure to this market risk in the short-term. During the quarter ended June 30, 2006, we had an unrealized loss of $3,000 on securities held at June 30, 2006. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

We have a senior convertible notes payable with interest fixed at 5% and 7% through their May 2011 maturity. Interest on the 7% senior convertible notes is subject to change based on the financial performance of the Company. Management assesses the exposure to market risk for these obligations as minimal.

ITEM 4. Controls and Procedures.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

RETURN TO INDEX

PART II:   OTHER INFORMATION

Item 1. Legal Proceedings

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which is to be completed by August 18, 2006. The court also held that federal court was an appropriate forum and denied a motion by plaintiff to remand to state court.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. No decision has been made by the judge on that motion. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which is to be completed by August 18, 2006. The court also held that federal court was an appropriate forum and denied a motion by plaintiff to remand to state court.

On May 25, 2006, we settled the lawsuit brought against us by Sherrod Vans of Jacksonville, Inc., a former vendor that provided van customization services to us, in the Circuit Court (Duval County, Florida), alleging that we failed to pay for some of the services that they provided. The settlement comprised our payment to them of $108,520.00 for completed customization work and their release of their claims to all of the vans that they are holding, their making those vans available to a dealer for sale to us, their making available to us certain raw materials, prep materials, and electronic hardware used in the process of building custom van conversions and their written retraction of their email claiming that they had seized the vans.

In addition, from time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not currently have any pending litigation other than that described above.

RETURN TO INDEX

ITEM 1A Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

We have substantial indebtedness.

As a result of the May 2006 offering of $28,550,000 of secured notes due May 2011, we have substantial indebtedness and we are highly leveraged. As of June 30, 2006, we have total indebtedness of approximately $31,400,000. Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions. In addition, our secured notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, repay indebtedness, including the secured notes, before maturity or grant security interests on our assets. Under the terms of the secured notes, we will be unable to refinance our existing debt on more favorable terms.

Our substantial indebtedness could have significant adverse consequences, including:

•
requiring us to dedicate a substantial portion of the net proceeds of the debt and any cash flow from operations to the payment of interest, and potentially principal, on our indebtedness, thereby reducing the availability of such proceeds and cash flow to fund working capital, capital expenditures or other general corporate purposes.

•	increasing our vulnerability to general adverse economic and industry conditions,

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	placing us at a disadvantage compared to our competitors with less debt and competitors that have better access to capital resources.

Furthermore, in order to repay our indebtedness at maturity, including the secured notes, we will need to refinance all or a portion of that indebtedness. There can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

Our debt service costs exceed our current operating cash flow.

For the quarter ended June 30, 2006, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. Our ability to make scheduled payments of interest or principal, if any, on our indebtedness, including the secured notes, or to fund planned capital expenditures, will depend on our future performance, which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that future revenue growth will be realized or that our business will generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs.

A substantial portion of our debt is subject to redemption at the holder’s option prior to maturity.

The holders of our secured notes have the right to require us to redeem up to $5,710,000 of notes until December 2006. In addition, the secured note holders have the right to require us to redeem all or any portion of those notes on May 25, 2009, unless our consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R, “Share-Based Payment”) for 2008 exceeds $14,000,000. The terms of our secured notes do not permit us to refinance those notes or to borrow to redeem the notes prior to maturity. Thus, our ability to redeem the secured notes if tendered will depend upon our operating performance as well as prevailing economic and market conditions and other factors beyond our control. Failure to redeem properly tendered notes would constitute an event of default, which, if not cured or waived, could have a material adverse effect on our financial condition, and thus, the value of our common stock.

RETURN TO INDEX

If our financial performance doesn’t improve, our interest costs will increase.

The interest rate on our secured notes is subject to a 2% increase if we fail to achieve EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R, “Share-Based Payment ) of at least $1,250,000 for our fiscal quarter ending June 30, 2007. For the quarter ended June 30, 2006, EBITDA as so calculated was negative $1,312,000 million. There is no assurance that we will be able to achieve $1,250,000 million of EBITDA by the second quarter of fiscal 2007, which would result in a material increase in our fixed interest expense and could adversely affect our results of operations and financial condition.

We have granted a lien on substantially all of our assets.

Our obligations under the secured notes are secured by substantially all of our assets and substantially all of the assets of our principal subsidiaries, except as to contracts we enter into after October 1, 2006 and all assets related thereto. Upon an event of default under the secured notes, these lenders could elect to declare all amounts outstanding, together with accrued and unpaid interest thereon, to be immediately due and payable. If we were unable to repay those amounts, such lenders will have a first claim on our assets and the assets of our subsidiaries. If these creditors should attempt to foreclose on their collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness and our financial condition and, thus, the value of our common stock, would be materially adversely affected.

We may need additional financing, which may be difficult or impossible to obtain and may restrict our operations and dilute stockholder ownership interest.

At June 30, 2006, we had approximately $31,400,000 of outstanding debt, at par value. We may need to raise additional funds in the future to fund our operations, deliver our products, expand or enhance our products and services, finance acquisitions and respond to competitive pressures or perceived opportunities. Because the nature of our operations requires us to bear all the up-front costs of deploying our technology, additional funds may be crucial to our continuing operations. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer.

Our outstanding debt contains restrictive covenants that limit our ability to raise additional funds through debt financings. As a result of these restrictions, any additional debt must be for the sole purpose of financing the design, engineering, installation, construction, configuring, maintenance, or operation or improvement of property or equipment at customer sites pursuant to customer contracts entered into after October 1, 2006 and will not be available to fund general overhead expenses. If we raise additional funds through a debt financing, the terms and conditions of the debt financing may result in further restrictions on our operations or require that we grant a security interest in some or all of the assets related to the customer contracts toward which such financing would be applied. Any debt that we incur would increase our leverage and could exacerbate the negative consequences described above under “— We have substantial indebtedness.”

Additionally, we could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

Our outstanding debt consists of convertible notes which contain anti-dilution provisions which would lower the conversion price if we were to issue equity for a price less than the conversion price. We also have outstanding warrants to purchase our common stock which contain anti-dilution provisions which would lower the exercise price and increase the number of shares issuable upon exercise if we were to issue equity for a price less than the exercise price. If we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result and the terms of the financing may adversely affect the holdings or the rights of such stockholders.

RETURN TO INDEX

Provisions of our secured notes and secured note warrants could delay or prevent a change of control

There are provisions in our secured notes and secured note warrants that may discourage, delay or prevent a merger or acquisition because, upon a change of control (as defined in the notes), the holders of the secured notes have the right to redeem some or all of their secured notes and the holders of the secured note warrants will have the right to effectively accelerate the maturity date and demand payment.

We have a significant number of options, warrants and convertible securities outstanding, which if exercised or converted, will have a dilutive effect upon our stockholders. The anti-dilution provisions of some of these securities could magnify that dilutive effect.

As of July 10, 2006, we have issued and outstanding warrants and options to purchase up to approximately 5,697,479 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into approximately 8,722,223 shares of our common stock.

Furthermore, the documents governing our convertible debt have anti-dilution provisions, pursuant to which the conversion price is reduced if we sell common stock at a price below the conversion price, which is now $3.60 per share. The secured notes provide “full ratchet” anti-dilution protection until May 25, 2009 and “weighted average” anti-dilution protection thereafter. The holders of our 5% notes also have “full ratchet” anti-dilution protection until maturity of the notes. In addition, some of our warrants contain weighted average anti-dilution provisions that would lower the exercise price and increase the number of shares issuable upon exercise if we sell stock at a price below $4.35.

Unlike ordinary anti-dilution provisions, “full ratchet” anti-dilution provisions have the effect of extending a “lowest price guarantee” to the holders of the secured notes and the 5% notes.

If the holders of these securities convert the notes or exercise the options and warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the anti-dilution provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

There were approximately 20,365,916 shares of our common stock outstanding as of July 10, 2006, of which approximately 9,308,490 shares were freely tradable without restrictions or further registration under the Securities Act, unless held by our “affiliates” as that term is used in the Securities Act and the rules and regulations thereunder. Silver Star Partners I, LLC, our principal stockholder, has the right to require us to register under the Securities Act the resale of all 9,836,430 shares of common stock that it owns, as soon as practicable after Silver Star requests that registration, of which 220,589 were registered on our registration statement on Form S-3 filed on June 26, 2006.

RETURN TO INDEX

Earnings for future periods may be affected by impairment charges.

Because of the nature of our business, long-lived assets, including intangibles, represent a substantial portion of our assets. The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment occurs, the amount of the impairment recognized will be determined by estimating the fair value for the assets and we will record a charge against earnings if the carrying value is greater than fair value.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None, except as reported in our Current Reports on Forms 8-K filed on February 1, 2006 and May 26, 2006.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

The Registrant’s annual meeting of stockholders was held on July 6, 2006. The matters voted upon at the July 6, 2006 meeting and the number of shares cast for or against are as follows:

1.
The stockholders elected the following directors to serve until the Registrant’s next annual meeting of stockholders: George L. Ball, Albert H. Cox, Jr., William B. Danzell, Clarence A. Davis, Michael C. James, David N. Jordan, Nina R. Mitchell, Thodore Petroulas, Daryl Silzer, by the following votes:

	For	Withheld
George L. Ball	18,036,531	45,881
Albert H. Cox, Jr.	17,900,924	181,488
William B. Danzell	18,036,681	45,731
Clarence A. Davis	18,035,688	46,724
Michael C. James	18,037,788	44,624
David N. Jordan	17,902,924	179,488
Nina R. Mitchell	18,036,581	45,831
Thodore Petroulas	18,036,431	45,981
Daryl Silzer	18,035,838	46,574

2.
Approve the issuance of a number of shares of the Company’s Common Stock sufficient to allow for full conversion of the Company’s Senior Secured Convertible Notes (the “Secured Notes”) and full exercise of warrants issued in connection with the Secured Notes (including, in each case, any shares issuable as a result of anti-dilution adjustments).

For:	12,560,477	Against:	83,170	Abstain:	29,605	Broker Non Vote:	5,409,160

RETURN TO INDEX

3.
Approve amending the Company's Certificate of Incorporation to increase the number of shares of Common Stock, par value $.01 per share, that the Company has authority to issue to from Thirty Million (30,000,000) shares to Fifty Million (50,000,000) shares.

For:	17,848,611	Against:	204,626	Abstain:	29,175	Broker Non Vote:	0

4.	Ratify the appointment of Carlin, Charron & Rosen, LLP as independent auditors of the Company for 2006.

For:	17,904,362	Against:	174,890	Abstain:	3,160	Broker Non Vote:	0

Item 5:	Other Information

None

RETURN TO INDEX

Item 6:	Exhibits

Exhibit Number	Description

10.1	Offer letter to Teodor Klowan, Jr., dated May 1, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 5, 2006

10.2	Incentive Stock Option Grant Agreement between Nestor and Teodor Klowan, Jr., dated May 5, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 5, 2006

10.3
Securities Purchase Agreement by and among Nestor, Inc. and the Purchasers signatory thereto dated May 24, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006

10.4	Form of Senior Convertible Notes dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit A thereto)

10.5	Form of Warrants dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit B thereto)

10.6	Warrants in favor of Cowen & Co., LLC dated May 25, 2006

10.7	Security Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc., CrossingGuard, Inc., dated May 25, 2006

10.8	Guaranty and Suretyship Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc., CrossingGuard, Inc., dated May 25, 2006

10.9	Borrower/Subsidiary Pledge Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc., CrossingGuard, Inc., dated May 25, 2006

10.10	Security Agreement -- Trademarks, Patents and Copyrights by and between U.S. Bank National Association and Nestor, Inc., dated May 25, 2006

10.11
Registration Rights Agreement by and among Nestor, Inc. and the buyers named therein dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006

10.12
Form of Amended & Restated 5% Senior Convertible Notes dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit B to Exhibit J thereto)

10.13	Form of Common Stock Warrants dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit C to Exhibit J thereto)

RETURN TO INDEX

FORM 10-Q

NESTOR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	NESTOR, INC.
(REGISTRANT)

/s/ Nigel P. Hebborn
Nigel P. Hebborn
Treasurer and Chief Financial Officer

RETURN TO INDEX