Form 10-Q
period 2006-11-06
NESTOR INC
filed 2006-11-14
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer:☐	Accelerated filer: ☐	Non-accelerated filer:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:☐	No:☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding on November 7, 2006
[Common Stock, $.01 par value per share]	20,386,816 shares

INDEX

NESTOR, INC.

FORM 10Q

For the Quarterly Period Ended September 30, 2006

INDEX

PART I

Item 1

Restatement of Consolidated Financial Statements

As previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2006, we have restated our consolidated financial statements for fiscal 2003 and fiscal 2004 as well as the first three interim periods of fiscal 2005. In this Quarterly Report on Form 10-Q, we have restated our condensed consolidated statements of operations, statements of cash flows and related disclosures for the three months and nine months ended September 30, 2005.

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

INDEX

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share And Per Share Information

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,024	$1,224
Cash and cash equivalents - restricted	3,859	---
Marketable securities	58	56
Accounts receivable, net	1,571	1,949
Inventory, net	2,121	1,671
Other current assets	159	391
Total current assets	16,792	5,291
Noncurrent assets
Capitalized system costs, net	7,244	5,379
Property and equipment, net	765	925
Goodwill	5,581	5,581
Patent development costs, net	136	146
Other long term assets	3,779	1,893
Total Assets	$34,297	$19,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of notes payable	$2,098	$4,136
Accounts payable	725	1,071
Accrued liabilities	1,818	1,471
Accrued employee compensation	502	478
Deferred revenue	422	103
Asset retirement obligation	148	129
Total current liabilities	5,713	7,388
Noncurrent Liabilities:
Long term convertible notes payable	721	1,650
Long term notes payable	8,391	3,286
Derivative financial instruments - debt and warrants	11,800	1,419
Long term asset retirement obligation	139	65
Total liabilities	26,764	13,808

Commitments and contingencies	---	---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000 shares;
issued and outstanding: Series B - 180,000 shares at
September 30, 2006 and December 31, 2005	180	180
Common stock, $0.01 par value, authorized 30,000,000
shares issued and outstanding: 20,386,816 shares at
September 30, 2006 and 19,127,065 shares at December 31, 2005	204	191
Warrants	---	9
Additional paid-in capital	72,985	66,015
Accumulated deficit	(65,836)	(60,988)
Total stockholders’ equity	7,533	5,407
Total Liabilities and Stockholders’ Equity	$34,297	$19,215

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Revenues:
Lease and service fees	$1,979	$1,596	$5,733	$4,407
Product sales	---	318	---	1,758
Product royalties	3	---	4	15

Total revenue	1,982	1,914	5,737	6,180

Cost of sales:
Lease and service fees	1,659	1,225	4,715	3,264
Product sales	---	292	---	1,386
Product royalties	---	---	---	---

Total cost of sales	1,659	1,517	4,715	4,650

Gross profit:
Lease and service fees	320	371	1,018	1,143
Product sales	---	26	---	372
Product royalties	3	---	4	15

Total gross profit	323	397	1,022	1,530

Operating expenses:
Engineering and operations	861	1,078	3,162	2,780
Research and development	365	382	1,137	1,037
Selling and marketing	549	672	1,598	1,602
General and administrative	1,316	792	4,044	2,775

Total operating expenses	3,091	2,924	9,941	8,194

Loss from operations	(2,768)	(2,527)	(8,919)	(6,664)

Derivative instrument income (expense)	7,145	1,235	10,112	3,249
Debt discount expense	(1,167)	(660)	(4,681)	(1,716)
Other (expense) income, net	(562)	(265)	(1,360)	(363)

Net income (loss)	$2,648	$(2,217)	$(4,848)	$(5,494)

Income (loss) per share:

Income (loss) per share, basic and diluted	$0.13	$(0.12)	$(0.24)	$(0.29)

Shares used in computing loss per share:
Basic	20,378,648	18,879,464	20,241,421	18,815,952
Diluted	20,385,970	18,879,464	20,241,421	18,815,952

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information
(Unaudited)

	Nine Months Ended September 30,
		2006		2005
				(As Restated)
Cash flows from operating activities:
Net income (loss)		$(4,848)		$(5,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		2,165		1,807
Asset impairment charge		175		---
Write off of deferred financing fees		406		---
Stock based compensation		1,940		---
Derivative instrument (income) expense		(10,112)		(3,249)
Debt discount expense		4,681		1,716
Unrealized loss on marketable securities		(1)		(5)
Dividend income reinvested		---		(10)
Expenses charged to operations relating to options, warrants and capital transactions		---		428
Provision for doubtful accounts		63		86
Provision for inventory reserve		83		421
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		316		(650)
Unbilled contract revenue		---		(162)
Inventory		(533)		(1,430)
Other assets		231		(134)
Accounts payable and accrued expenses		119		1,532
Deferred revenue		319		(31)

Net cash used in operating activities		(4,996)		(5,175)

Cash flows from investing activities:
Sale of (investment in) marketable securities		---		522
Purchase of Transol Assets		---		(1,760)
Investment in capitalized systems		(3,538)		(2,211)
Purchase of property and equipment		(172)		(581)
Investment in patent development costs		(7)		(3)

Net cash used in investing activities		(3,717)		(4,033)

Cash flows from financing activities:
Repayment of obligations under capital leases		---		(33)
Repayment of notes payable		(10,850)		(181)
Proceeds from notes payable, net		26,397		7,250
Cash restricted by notes payable		(3,859)		---
Proceeds from private stock placement		4,822		---
Proceeds from issuance of common stock, net		3		195

Net cash provided by financing activities		16,513		7,231

Net change in cash and cash equivalents		7,800		(1,977)
Cash and cash equivalents - beginning of period		1,224		5,850

Cash and cash equivalents - end of period		$9,024		$3,873

Supplemental cash flows information:
Interest paid		$891		$381

Income taxes paid	$	---	$	---

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(Unaudited)

Note 1 - Nature of Operations:

A.	Organization

Nestor, Inc. was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how, which was acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997. Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing. The condensed consolidated financials statements include the accounts of Nestor, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company’s principal offices are located in Providence, RI and Los Angeles, CA.

The Company is a provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States. The Company provides a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. The Company’s principal product, CrossingGuard, incorporates our patented image processing technology into a solution that predicts and records the occurrence of a red light violation. The Company’s speed enforcement product, Poliscanspeed, or Poliscan, utilizes technology developed by Vitronic GmbH. We have exclusive distribution rights to market in North America. By coupling CrossingGuard or Poliscan equipment with the Company’s Citation Composer citation preparation and processing software, we are able to provide fully integrated speed enforcement solutions to municipalities.

B.	Liquidity and management’s plans

The Company has incurred significant losses to date and at September 30, 2006, we have an accumulated deficit of $65,836. Management believes that the significant financing obtained in 2006, liquidity at September 30, 2006, and current contracts with municipalities will enable us to sustain operations through the foreseeable future. However, should the Company's 7% Senior Secured Convertible noteholders exercise their right to put up to 20% of their notes back to the Company by December 29, 2006 and the Company's financial performance not sufficiently improve, the Company may be required to raise additional capital in the near term. There can be no assurance, however, that our operations will be sustained or be profitable in the future, that the Company’s product development and marketing efforts will be successful, or that if we have to raise additional funds to expand and sustain our operations, such funds will be available on terms acceptable to us, if at all.

Note 2 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

INDEX

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

Fixed assets - material and labor costs incurred to build and install our equipment are capitalized and depreciated over the life of our conracts. The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal resources to design, help install, and configure its software and equipment in those communities (i.e. buildout). Buildout costs are defined as directly related payroll, fringe, and travel and entertainment expense. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them. Internal buildout costs capitalized in 2006 and 2005 were approximately $336 and zero, respectfully.

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

INDEX

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Income/loss per share - Income/loss per share is computed using the weighted average number of shares of stock outstanding during the period. Diluted per share computations, which would include shares from the effect of common stock equivalents and other dilutive securities are presented for the third quarter of 2006.

Note 3 - Restatement of Consolidated Financial Statements:

The Company has restated its Consolidated Financial Statements for fiscal 2003 and 2004 as well as the first three interim periods of fiscal 2005 in order to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Condensed Statement of Operations for the three and nine months ended September 30, 2006.

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

Features within the debt noted above that have been evaluated and determined to require such treatment include:

•	The principal conversion options.

•	The monthly payment conversion options.

•	The interest rate adjustment provisions.

INDEX

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and the September 30, 2005 quarterly period has been restated to fairly present the results of our operations.

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the fiscal quarter and nine months ended September 30, 2005:

	Quarter Ended September 30, 2005		Nine Months Ended September 30, 2005
	(As restated)	(As reported)	(As restated)	(As reported)

Loss from operations	$(2,527)	$(2,527)	$(6,664)	$(6,664)
Other (expense) income, net	(265)	(265)	(363)	(363)
Derivative instrument income (expense)	1,235	---	3,249	---
Debt discount expense	(660)	---	(1,716)	---
Net loss	$(2,217)	$(2,792)	$(5,494)	$(7,027)

Basic and diluted net loss per share:	$(0.12)	$(0.15)	$(0.29)	$(0.37)
Shares used in computing net loss per share:
Basic and Diluted:	18,879,464	18,879,464	18,815,952	18,815,952

Note 4 - Master Lease Agreement:

The State of Delaware Department of Transportation (DelDOT) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. (“GE”). Under this sales-type lease agreement, NTS received $240 in April 2004, $240 in September 2004, $560 in March 2005, $880 in June 2005, and $160 in September 2005 from GE on behalf of DelDOT pursuant to DelDOT’s Assignment and Security Agreement with GE. NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.

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

INDEX

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Cost of sales	$5	$22
Engineering and operations	43	180
Research and development	43	106
Selling and marketing	3	81
General and administrative	479	1,505
Share-based compensation expense before tax	$573	$1,894
Provision for income tax	---	---
Net share-based compensation expense	$573	$1,894

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
Expected option term (1)	6.25	years	5.25 to 6.25	years
Expected volatility factor (2)	165%		165 to 168%
Risk-free interest rate (3)	4.7%		4.5 to 5.0%
Expected annual dividend yield (4)	0%		0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

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

The Company did not recognize compensation expense for employee stock option grants for the three and nine months ended September 30, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

INDEX

The Company had previously adopted the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(As Restated)	(As Restated)

Net loss, as restated	$(2,217)	(5,494)
Less: Total employee compensation
expenses for options determined
under the net fair value method	(996)	(3,655)
Pro forma net loss	(3,213)	(9,149)

Pro forma net loss per share:
- as restated	$(0.12)	$(0.29)
- pro forma	$(0.17)	$(0.49)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005

Expected term	8	years	8	years
Volatility	108%		109%
Risk-free interest rate	3.4%		3.3%
Dividend yield	0%		0%

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

INDEX

The following table presents the activity of the Company’s Stock Option Plans from December 31, 2005 through September 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2005	2,866,027	$4.87	7.3
Granted	257,500	4.18	---
Exercised	(1,940)	1.80	---
Canceled	(400,734)	4.98	---
Outstanding at September 30, 2006	2,720,853	4.80	6.7

Options exercisable at September 30, 2006	1,534,753	$4.76

The following table presents weighted average price and life information about significant option groups outstanding at September 30, 2006:

Options Outstanding						Options Exercisable
Range of Ex. Price			Number of Outstanding at Sept. 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at Sept. 30, 2006	Weighted Averaged Exercisable Price
$1.00	-	2.99	62,150	6.5	2.50	18,050	1.76
3.00	-	3.99	230,900	5.8	3.60	144,800	3.69
4.00	-	4.99	2,113,975	6.9	4.90	1,256,075	4.85
5.00	-	5.99	307,163	5.8	5.70	114,163	5.61
6.00	-	8.00	6,665	7.0	6.20	1,665	6.04
			2,720,853	6.7	4.80	1,534,753	4.76

During the nine months ended September 30, 2006, there were $6 intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) and $3 of cash was received from the exercise of options.

The total grant date fair value of stock options that vested during the nine months ended September 30, 2006 was approximately $787 with a weighted average remaining contractual term of 6.4 years.

As of September 30, 2006, there was $3,539 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The Company amortizes stock-based compensation on the straight-line method.

The Company did not realize any actual tax benefit for tax deductions from option exercise of the share-based payment arrangements for the six months ended September 30, 2006.

INDEX

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

The following table presents warrants outstanding:

September 30, 2006

Eligible, end of quarter for exercise	2,925,601

Warrants issued in the quarter	---

Low exercise price	$3.60
High exercise price	$8.44

The warrants outstanding as of September 30, 2006 are currently exercisable and expire at various dates through May, 2011. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $3.60 to $8.44 per share.

Note 6 - Long Term Financial Obligations

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	September 30 2006	December 31, 2005

5% Senior Convertible Notes
Principal	$2,850	$5,200
Debt discount	(2,129)	(3,550)
FMV of embedded derivatives	594	1,419

7% Senior Secured Convertible Notes
Principal	28,550	---
Debt discount	(18,061)	---
FMV of embedded derivatives, including warrants	11,206	---

Foundation Partners Secured Promissory Note	---	1,250
Heil Secured Promissory Note	---	1,250

Fourth Laurus Note
Principal	---	6,000
Debt discount	---	(1,078)
	$23,010	$10,491
Less current portion	2,098	4,136
Total	$20,912	$6,355

INDEX

The current portion of long term debt for September 30, 2006 represents $5,710 of principal and $3,612 of related debt discounts.

Aggregate maturities of long-term obligations for the years ending following September 30, 2006 are as follows:

	2006	2009		2011	Total

7% Senior Secured Convertible Notes	$5,710	$	---	$22,840	$28,550
5% Senior Convertible Notes	---		2,850	---	2,850
Total:	$5,710		$2,850	$22,840	$31,400

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

INDEX

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

INDEX

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

In connection with the Transaction, we entered into a registration rights agreement with the holders of the Secured Notes, pursuant to which the Company agreed to file a Registration Statement on Form S-3 registering for resale a number of common shares sufficient to allow for full conversion of the Secured Notes and exercise of the Warrants. The Registration Statement was filed on July 14, 2006. Penalties are imposed on the Company if the registration statement is not declared effective by the SEC within 60 days of filing (or 90 days if subject to SEC review) up to a maximum of 10% of the purchase price of the Secured Notes. In addition, the Company is obligated to register for resale shares of common stock issuable upon exercise of the 5% Warrants issued to the 5% Note holders. The Registration Statement was declared effective by the SEC on September 14, 2006.

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

INDEX

Preferred Stock:

Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $180 at September 30, 2006.

Note 8 - Litigation:

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. The plaintiff amended her complaint on August 8, 2006 to include equal protection violations among her federal constitutional claims. We filed an answer to that amended complaint on August 18, 2006. Dispositive motions in the case are due by November 22, 2006.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. Dispositive motions in the case are due by November 22, 2006.

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

Our existing CrossingGuard contracts with government entities typically authorize the installation of systems at a specified number of approaches. As of September 30, 2006, our existing active contracts authorized the installation of our CrossingGuard product at up to an additional 225 approaches. Management believes the majority of the authorized red light approaches or speed units under existing active contracts will be installed or deployed, but no assurances can be given that all approaches or units under contract will ultimately be installed or deployed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard contracts.

	Quarter Ended September 30,
Number of Approaches and Units:	2006	2005

Installed, operational and revenue-generating
CrossingGuard red light approaches	202	164
Poliscanspeed Units	10	0
Additional Authorized Approaches and Units:
CrossingGuard red light approaches	225	123
Poliscanspeed Units	10	10
Total	447	297

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

Some of the cities in which the Company has active contracts include:

Alpharetta, GA	Long Beach, CA
Baltimore, MD	Los Angeles, CA
Berkeley, CA	Marble Falls, TX
Bonney Lake, WA	Montclair, CA
Cerritos, CA	Murietta, CA
Costa Mesa, CA	Northglenn, CO
Davenport, IA	Pasadena, CA
Davis, CA	Rancho Cucamonga, CA
East Cleveland	Rhome, TX
State of Delaware	Roseville, CA
Frederick, MD	San Bernardino, CA
Fresno, CA	Santa Fe Springs, CA
Fullerton, CA	Saskatoon, Canada
Germantown, TN	Whittier, CA

The management team focus is to expand our market share in the emerging traffic safety market. We plan to expand that market share by:

•	Continuing to aggressively market automated speed and red light enforcement systems and services to states and municipalities

•	Participating in efforts to increase the public’s acceptance of, and state’s authorization of, automated traffic safety systems

•	Participating in industry standards setting bodies

•	Enhancing and seeking patents for our automated enforcement technology to maintain or improve our position and competitive advantages in the industry

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

The following is a summary of key financial measurements monitored by management:

	Quarter Ended September 30		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Financial
Revenue	$1,982,000	$1,914,000	$5,737,000	$6,180,000
Loss from operations	(2,768,000)	(2,527,000)	(8,919,000)	(6,664,000)
Net income (loss)	2,648,000	(2,217,000)	(4,848,000)	(5,494,000)
Modified EBITDA	(1,501,000)	(1,945,000)	(4,685,000)	(4,857,000)
Cash and marketable securities	12,941,000	3,938,000
Investment in capitalized systems	1,924,000	1,308,000
Working capital	11,079,000	1,508,000

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

When evaluating modified EBITDA as a performance measure, and excluding the above-noted items, all of which have material limitations, investors should consider, among other factors, the following:

•	increasing or decreasing trends in modified EBITDA;

•	how modified EBITDA compares to levels of debt and interest expense.

INDEX

Because modified EBITDA, as defined, excludes some but not all items that affect our net income, modified EBITDA may not be comparable to a similarly titled performance measure presented by other companies.

The table below is a reconciliation of modified EBITDA to net loss for the three and nine month periods ended September 30:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
GAAP net income (loss)	$2,648,000	$(2,217,000)	$(4,848,000)	$(5,494,000)
Interest expense, net of interest income	562,000	265,000	1,360,000	363,000
Income tax expense	---	---	---	---
Depreciation and amortization	694,000	582,000	2,165,000	1,807,000
EBITDA	$3,904,000	$(1,370,000)	$(1,323,000)	$(3,324,000)
Derivative instrument (income) expense	(7,145,000)	(1,235,000)	(10,112,000)	(3,249,000)
Debt discount expense	1,167,000	660,000	4,681,000	1,716,000
Stock-based compensation expense	573,000	---	1,894,000	---
Asset impairment charge	---	---	175,000	---
Modified EBITDA	$(1,501,000)	$(1,945,000)	$(4,685,000)	$(4,857,000)

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

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable, if incurred.

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

Capitalization of Internal Buildout Costs

The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal resources to design, help install, and configure its software and equipment in those communities (i.e. buildout). Buildout costs are defined as directly related payroll, fringe, and travel and entertainment expense. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them. Internal buildout costs capitalized in 2006 and 2005 were approximately $336,000 and zero, respectively.

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

INDEX

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

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had unrestricted cash and cash equivalents totaling $9,024,000 at September 30, 2006 compared with $1,224,000 at December 31, 2005. At September 30, 2006, we had positive working capital of $11,079,000 compared with $2,097,000 of negative working capital at December 31, 2005. Our net worth at September 30, 2006 was $7,533,000 compared with $5,407,000 at December 31, 2005.

The increase in cash, and improvement in working capital is primarily due to: (i) proceeds of $26,397,000, net of expenses received from our placement of $28,550,000 in 7% Senior Secured Convertible Notes on May 25, 2006, offset by the repayment of existing debt of $10,850,000 and $4,015,000 of cash placed in a restricted cash account for future payment of interest, and (ii) our private stock placement on January 31, 2006 that raised $4,822,000, net of expenses, offset by (iii) cash used in our operations in the nine months of 2006 of $4,994,000 and (iv) investments in capitalized systems of $3,538,000 which are expected to generate revenue in future quarters.

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at September 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases (1)	5 % Senior Convertible Notes		7 % Senior SecuredConvertible Notes	Debt Interest	Total

Remainder of 2006	$110,000	$		$5,710,000	$536,000	$6,356,000
2007	398,000		---	---	2,141,000	2,539,000
2008	367,000		---	---	2,141,000	2,508,000
2009	367,000		2,850,000	---	2,047,000	5,264,000
2010 &	320,000		---	---	1,999,000	2,319,000
Thereafter	113,000		---	22,840,000	799,000	23,752,000
	$1,675,000		$2,850,000	$28,550,000	$9,663,000	$42,738,000

(1) Primarily facility lease obligations in Providence, RI and Los Angeles, CA.

As of September 30, 2006, we have no off balance sheet arrangements.

For the nine months ended September 30, 2006, we invested $3,538,000 in capitalized systems and no system costs were expensed under a sales-type lease for Delaware approaches compared to $2,211,000 invested in capitalized systems and $1,235,000 Delaware system costs expensed in the same period last year. Management expects that NTS will make substantial future commitments for systems related to our CrossingGuard contracts.

Results of Operations

Revenues

Total revenues for the third quarter of 2006 were $1,982,000 as compared to $1,914,000 for the third quarter of 2005.

Lease and service fee revenues totaled $1,979,000 for the third quarter of 2006 as compared to $1,596,000 for the third quarter of 2005, an increase of $383,000 or 24%, primarily due to additional revenue generating CrossingGuard red light approaches and PoliScanspeed Units. During the third quarter of 2006 we had 212 revenue generating CrossingGuard approaches and PoliScanspeed Units as compared to 164 revenue generating CrossingGuard approaches in the third quarter of 2005. This increase in revenue generating approaches is partially offset by a decline in average monthly revenue generated from older approaches which typically occurs due to modified driver behavior.

INDEX

There were no direct product sales or product sales recognized from sales-type leases for CrossingGuard roadside systems in the third quarter of 2006 as compared to $318,000 for the third quarter of 2005. Prior year direct product sales were with one customer and product sales recognized from sales-type leases were attributable to two Delaware approaches being completed and funded (under sales-type leasing) during the third quarter of 2005. These product sales are unique and are one-time, non-recurring in nature.

Total revenues for the nine months ended September 30, 2006 were $5,737,000 as compared to $6,180,000 in 2005.

Lease and service fee revenue grew 30% in the nine months as our base of revenue-generating CrossingGuard red light approaches and Poliscan Speed Units increased. As there were no one-time, non-recurring, product sales in the first nine months of 2006, total revenues declined when compared to the prior year quarter.

Lease and service fee revenues totaled $5,733,000 for the first nine months of 2006 as compared to $4,407,000 for the first nine months of 2005, an increase of $1,326,000 or 30%, primarily due to additional revenue generating CrossingGuard red light approaches and PoliScanspeed Units. This increase in revenue generating approaches is partially offset by a decline in average monthly revenue generated from older approaches which typically occurs due to modified driver behavior.

There were no direct product sales or product sales recognized from sales-type leases for CrossingGuard roadside systems in the first nine months of 2006 as compared to $1,758,000 for the first nine months of 2005. Prior year direct product sales were with one customer and product sales recognized from sales-type leases were primarily attributable to twenty Delaware approaches being completed and funded (under sales-type leasing) during the first nine months of 2005. These product sales are unique and are one-time, non-recurring in nature.

Cost of sales

Cost of sales for the third quarter of 2006 totaled $1,659,000 as compared to $1,517,000 for the third quarter of 2005, an increase of $142,000 or 9%. The increase in cost of sales is primarily due to increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches. The third quarter of 2006 also includes higher costs related to our Transol contracts which we acquired in September 2005 as well as direct and indirect costs for our Poliscan speed business which is not yet profitable. Offsetting these increases was a reduction in inventory obsolescence charges.

For the nine months ended September 30, 2006, cost of sales totaled $4,715,000, an increase of $65,000, or 1%, compared to $4,650,000 in the prior year nine month period. The increase in cost of sales is primarily due to increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches. The nine months of 2006 also includes higher costs related to our Transol contracts which we acquired in September 2005 as well as direct and indirect costs for our Poliscan speed business which is not yet profitable. These increases in costs are partially offset by the decline in product cost of sales as a result of no one-time, nonrecurring sales in the first half of 2006. Included in the second quarter of 2006 was a $150,000 book to physical inventory charge and a $175,000 impairment charge relating to two of our red-light contracts in assessing the recoverability of our long-term assets. Offsetting these increases was a reduction in inventory obsolescence charges.

Gross Profit

Gross Profit for the third quarter of 2006 totaled $323,000 as compared to $397,000 for the third quarter of 2005, a decline of $74,000. The decline in gross profit is primarily attributable to the above-mentioned lower margins on our Transol and Poliscan speed contracts in the quarter, offset by lower inventory obsolescence charges. To the degree we are permitted to upgrade or expand the Transol contracts and as more Poliscan contracts are signed, we expect Transol and Poliscan contract margins to improve substantially.

INDEX

For the nine months ended September 30, 2006, gross profit decreased $508,000, to $1,022,000 from $1,530,000 in the prior year nine month period. Gross margin decreased by seven points to 18% for the nine months ended September 30, 2006 from 25% for prior year nine month period, due to an impairment charge taken in the second quarter and lower margins on our Transol and Poliscan contracts, offset by lower inventory obsolescence charges.

Operating Expenses

Total operating expenses for the third quarter of 2006 totaled $3,091,000 as compared to $2,924,000 for the third quarter of 2005, an increase of $167,000, or 6%. The Company adopted FAS123R in 2006 and recorded a $573,000 non-cash stock compensation expense, which was charged to operating expenses. Excluding this expense, operating expenses decreased in the quarter. In March 2006, the Company initiated steps to reduce costs including the reduction in salaries to most employees by 10% including management under employment contract, and terminated nine employees. The severance cost of this action was $102,000 and is primarily included in operating expense for the first quarter of 2006.

Engineering and operations expenses for the third quarter of 2006 totaled $861,000 as compared to $1,078,000 in the third quarter of 2005, a decrease of $217,000, or 20%. These costs include the salaries and related costs of field and office personnel, as well as, operating expenses related to the maintenance and service of our installed base. The decline was primarily attributable to the above mentioned cost reductions and the elimination of the use of consultants from the prior year.

Research and development expenses for the third quarter of 2006 totaled $365,000 as compared to $382,000 in the third quarter of 2005, a decrease of $17,000, or 4%. The decrease in research and development expenses is primarily due to a shift in engineering time to implementation efforts and away from time on major projects to advance our CrossingGuard product technology and development of our PoliScan mobile speed enforcement technology, offset by a $43,000 stock compensation expense recorded in the second quarter of 2006.

Selling and marketing expenses for the third quarter of 2006 totaled $549,000 as compared to $672,000 in the third quarter of 2005, a decline of $123,000, or 18%. The decline is primarily attributable to a decline in commissions and consultant expenses used in targeted areas to achieve our sales strategy.

General and administrative expenses for the third quarter of 2006 totaled $1,316,000 as compared to $792,000, an increase of $524,000, or 66%. The increase is primarily attributable to $479,000 stock option expense recorded in the third quarter of 2006.

Total operating expenses for the first nine months of 2006 totaled $9,941,000 as compared to $8,194,000 for the first nine months of 2005, an increase of $1,747,000, or 21%. The increase is primarily attributable to: (1) During the first quarter of 2006, the Company adopted FAS123R and for the first nine months of 2006 recorded a $1,894,000 non-cash stock option expense which was charged to operating expenses, and partially offset by (2) In March 2006, the Company initiated steps to reduce costs including the reduction in salaries to most employees by 10% including management under employment contract, and terminated nine employees. The severance cost of this action was $102,000 and is primarily included in operating expense for the first quarter of 2006.

Engineering and operations expenses totaled $3,162,000 in the nine months ended September 30, 2006, an increase of $382,000, or 14%, compared to $2,780,000 in the corresponding nine month period of the prior year. Excluding $180,000 of stock option expense recorded in 2006, the change in costs relates to additional operating expenses related to product maintenance and service of our increasing installed base partially offset by the impact of the cost reduction program in March 2006.

Research and development expenses totaled $1,137,000 in the nine months ended September 30, 2006, an increase of $100,000, or 10%, compared with $1,037,000 in the prior year period. Excluding $106,000 of stock option expense recorded in 2006, expenses were flat with prior year period.

Selling and marketing expenses totaled $1,598,000 in the nine months ended September 30, 2006, relatively flat as compared with $1,602,000 in the corresponding nine month period of the prior year. Stock option expenses of $81,000 in 2006 was offset by a decline in expenses.

INDEX

General and administrative expenses totaled $4,044,000 for the nine months ended September 30, 2006, an increase of $1,269,000, or 46%, compared with $2,775,000 in the corresponding nine month period of the prior year. Excluding $1,505,000 of stock option expense recorded in 2006, general and administrative expenses declined primarily due to the reduction in legal expenses associated with the conclusion of a patent infringement case in June 2005.

Derivative instrument income (expense), net and debt discount expense

Derivative instrument income for the third quarter of 2006 totaled $7,145,000 as compared to income of $1,235,000 for the third quarter of 2005. Derivative instrument income for the nine months ended June 30, 2006 totaled $10,112,000 as compared to income of $3,249,000 for the nine months ended September 30, 2005.

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

The major factors contributing to the change for the third quarter of 2006 and 2005 as well as for the nine month periods ending September 30, 2006 and 2005 were due to the decline in the fair market value of our derivative instrument liabilities relating to our convertible debt due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense for the third quarter of 2006 totaled $1,167,000 as compared to an expense of $660,000 for the third quarter of 2005. Debt discount expense for the nine months ending 2006 and 2005 was $4,681,000 and $1,716,000.

The increase in the current quarter and nine months ending September 30, 2006 is primarily due to higher debt discounts associated with the sale of our 7% Senior Secured Convertible Notes, and higher debt discounts on the extension of our 5% Senior Convertible Notes in May 2006. These debt discounts are established at the time a derivative is bifurcated from the host debt agreement at issuance and amortized over the life of the note.

Other Expense, net

Other expense, net for the third quarter of 2006 totaled $562,000 as compared to $265,000 in the third quarter of 2005. Other expense, net totaled $1,360,000 in the nine months ended September 30, 2006, as compared to $363,000 in the corresponding nine month period of the prior year. The increase is primarily attributable to higher levels of interest expense on the new 7% Senior Secured Convertible Notes.

Net Income/(Loss)

Net income for the third quarter of 2006 was $2,648,000 or $0.13 cents per share as compared to net loss of $2,217,000 or $0.12 cents per share for the third quarter of 2005, an increase in net income of $4,865,000 or $0.25 cents per share. The change in net income between the quarters was primarily attributable to (1) a net increase of $5,910,000 in non-cash derivative instrument income offset by a $507,000 increase in debt amortization, (2) the recording of a $573,000 non-cash stock option expense charge in the third quarter of 2006, and (3) additional interest costs related to our debt arrangements.

During the nine months ended September 30, 2006, we incurred a net loss of $4,848,000, or $0.24 per share, a decline of $646,000, or $0.05 per share, compared with a net loss of $5,494,000, or $0.29 per share, in the corresponding nine month period of the prior year. During the nine months ended September 30, 2006, there were 20,241,421 basic and diluted shares outstanding compared with 18,815,952 basic and diluted shares outstanding during the corresponding nine month period of the previous year. The increase in net loss per share was primarily due to the decline in our net loss, partially offset by the increase in outstanding shares. The change in income between the periods was primarily attributable to (1) a net increase of $6,863,000 in non-cash derivative instrument income offset by a $2,965,000 increase in debt amortization, (2) the recording of a $1,894,000 non-cash stock option expense charge in the nine months ending September 30, 2006, and (3) additional interest costs related to our debt arrangements.

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

Interest Rates

Our marketable securities, an insured municipal bond fund, valued at $58,000 at September 30, 2006, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. We have exposure to this market risk in the short-term. During the quarter ended September 30, 2006, we had an unrealized loss of $3,000 on securities held at September 30, 2006. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

We have a senior convertible notes payable with interest fixed at 5% and 7% through their May 2011 maturity. Interest on the 7% senior convertible notes is subject to change based on the financial performance of the Company. Management assesses the exposure to market risk for these obligations as minimal.

ITEM 4. Controls and Procedures.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

PART II:   OTHER INFORMATION

Item 1. Legal Proceedings

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. The plaintiff amended her complaint on August 8, 2006 to include equal protection violations among her federal constitutional claims. We filed an answer to that amended complaint on August 18, 2006. Dispositive motions in the case are due by November 22, 2006.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. Dispositive motions in the case are due by November 22, 2006.

In addition, from time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not currently have any pending litigation other than that described above.

INDEX

ITEM 1A Risk Factors

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

We have substantial indebtedness.

As a result of the May 2006 offering of $28,550,000 of secured notes due May 2011, we have substantial indebtedness and we are highly leveraged. As of September 30, 2006, we have total indebtedness of approximately $31,400,000. Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions. In addition, our secured notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, repay indebtedness, including the secured notes, before maturity or grant security interests on our assets. Under the terms of the secured notes, we will be unable to refinance our existing debt on more favorable terms.

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

For the quarter ended September 30, 2006, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. Our ability to make scheduled payments of interest or principal, if any, on our indebtedness, including the secured notes, or to fund planned capital expenditures, will depend on our future performance, which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that future revenue growth will be realized or that our business will generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs.

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

The interest rate on our secured notes is subject to a 2% increase if we fail to achieve EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R, “Share-Based Payment ) of at least $1,250,000 for our fiscal quarter ending June 30, 2007. For the quarter ended September 30, 2006, EBITDA as so calculated was negative $1,502,000. There is no assurance that we will be able to achieve $1,250,000 of EBITDA by the second quarter of fiscal 2007, which would result in a material increase in our fixed interest expense and could adversely affect our results of operations and financial condition.

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

At September 30, 2006, we had approximately $31,400,000 of outstanding debt, at par value. We may need to raise additional funds in the future to fund our operations, deliver our products, expand or enhance our products and services, finance acquisitions and respond to competitive pressures or perceived opportunities. Because the nature of our operations requires us to bear all the up-front costs of deploying our technology, additional funds may be crucial to our continuing operations. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer.

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

As of November 7, 2006, we have issued and outstanding warrants and options to purchase up to approximately 5,947,954 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into approximately 8,722,223 shares of our common stock.

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

There were approximately 20,386,816 shares of our common stock outstanding as of November 7, 2006, of which approximately 9,329,390 shares were freely tradable without restrictions or further registration under the Securities Act, unless held by our “affiliates” as that term is used in the Securities Act and the rules and regulations thereunder. Silver Star Partners I, LLC, our principal stockholder, has the right to require us to register under the Securities Act the resale of all 9,836,430 shares of common stock that it owns, as soon as practicable after Silver Star requests that registration, of which 220,589 were registered on our registration statement on Form S-3 filed on June 26, 2006 and declared effective by the SEC on July 14, 2006.

INDEX

We do not comply with Nasdaq’s Marketplace rules for continued listing from the Nasdaq Global Market, and have applied to transfer our listing to the Nasdaq Capital Market.

Our stock is listed on the Nasdaq Global Market, which affords us an opportunity for relatively broad exposure to a wide spectrum of prospective investors. As a requirement of continued inclusion in the Nasdaq Global Market, we must comply with Nasdaq’s Marketplace Rules.

On October 16, 2006, we received a notification from the Nasdaq Listings Qualification Department that we failed to comply with the continued listing requirements of the Nasdaq Global Market because the market value of our listed securities has fallen below $50,000,000 for 10 consecutive business days pursuant to Nasdaq Marketplace Rule 4450(b)(1)(A). Additionally, the Company does not comply with the alternative Marketplace Rule 4450(b)(1)(B) which requires total assets and total revenue of $50 million each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.

In accordance with Marketplace Rule 4450(e)(4), the Company was provided with 30 calendar days, or until November 15, 2006, to regain compliance. If at anytime before November 15, 2006, the market value of the Company’s common stock had been $50 million or more for at least ten consecutive business days, Nasdaq’s staff would have determined if the Company complied with the Nasdaq Global Market continued listing standards. The Company will not be able to demonstrate compliance by November 15, 2006.

On November 10, 2006, the Executive Committee of the Board of Directors authorized management to file an application to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Company filed the application on November 10, 2006. The Company expects to receive Nasdaq’s approval decision within two weeks and expects to maintain its current Nasdaq Global Market status pending approval of the transfer application. The Company believes it is eligible to transfer to the Nasdaq Capital Market, although there can be no assurance that the transfer will be approved.

Even if we are successful in transferring our listing from the Nasdaq Global Market to the Nasdaq Capital Market, there could be a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with the Nasdaq Global Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. In addition, if we are unable to transfer our listing to the Nasdaq Capital Market, we will be in default under our outstanding senior secured convertible notes.

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

INDEX

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None, except as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

Item 5:	Other Information

On November 10, 2006, we applied to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market.

On November 10, 2006, the Executive Committee of the Board of Directors authorized management to file an application to transfer the listing of the Company’s common stock from The Nasdaq Global Market to The Nasdaq Capital Market. The Company filed the application on November 10, 2006. The Company expects to receive Nasdaq’s approval decision within two weeks and expects to maintain its current Nasdaq Global Market status pending approval of the transfer application. The Company believes it is eligible to transfer to The Nasdaq Capital Market, although there can be no assurance that the transfer will be approved.

As previously announced, on October 16, 2006, the Company received a Nasdaq Staff Deficiency Letter indicating that the market value of the Company’s common stock had fallen below $50 milion, the minimum level required for the continued listing of its common stock on the Nasdaq Global Market based on Marketplace Rule 4450(b)(1)(A). In accordance with marketplace Rule 4450(e)(4), the Company was provided with 30 calendar days, or until November 15, 206, to regain compliance. If at any time before November 15, 2006, the market value of the Company’s common stock had been $50 million or more for at least ten consecutive business days, Nasdaq’s staff would have determined if the Company complied with the Nasdaq Global Market continued listing standards. The Company will not be able to demonstrate compliance by November 15, 2006.

Item 6: Exhibits

Exhibit Number	Description

10.1	Incentive Stock Option Agreement between Nestor, Inc. and Tadas A. Eikinas dated September 8, 2006

10.2	Form Incentive Stock Option Agreement dated November 1, 2006, incorporated by reference from Current Report on Form 8-K filed November 6, 2006

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Statement Pursuant to 18 U.S.C. §1350

INDEX

FORM 10-Q

NESTOR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	NESTOR, INC.
(REGISTRANT)

/s/ Nigel P. Hebborn
Nigel P. Hebborn
Treasurer and Chief Financial Officer

INDEX