Form 10-K
period 2006-12-31
NESTOR INC
filed 2007-03-30
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the period ended	December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	_____________ to _____________
Commission file Number 0-12965

(Exact name of registrant as specified in its charter)
DELAWARE	13-3163744
(State of incorporation)	(I.R.S. Employer Identification No.)

42 Oriental Street; Providence, Rhode Island	02908
(Address of principal executive offices)	Zip Code

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

The aggregate market value of the 10,319,296 shares of voting stock held by non-affiliates of the registrant on June 30, 2006, based on the closing price of such stock on June 30, 2006, was $33.3 million.

The number of shares outstanding of the Registrant’s Common Stock at March 26, 2007 was 20,421,816.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Nestor, Inc.’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this report.

NESTOR, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Restatement of Consolidated Financial Statements

As previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2006, we have restated our consolidated financial statements for fiscal 2003 and fiscal 2004 as well as the first three interim periods of fiscal 2005. In this Annual Report on Form 10-K, we have restated our consolidated statements of operations, stockholders’ equity, cash flows and related disclosures for the year ended December 31, 2004. We have also restated the condensed consolidated financial statements for the first three quarters of fiscal year ended December 31, 2005.

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

Refer to Note 3 in our Consolidated Financial Statements for additional information.

Our Annual Reports on Form 10-K for the years ended 2004 and our Quarterly Reports on Form 10-Q for fiscal 2004 through the third quarter of fiscal 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the restated financial statements for fiscal 2004 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 should be relied upon.

ITEM 1.  Business

General

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and also in Canada. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. We also offer a newly developed ViDAR™ (Video Detection and Ranging) speed detection and imaging system as complement to our other products or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation. Poliscan, one of our speed enforcement products, uses technology developed by Vitronic GmbH. We have exclusive distribution rights to Poliscan in North America through February 2010, subject to meeting certain purchase minimums. ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles. Because ViDAR™ was developed by in-house talent, there are no purchase minimums. By combining CrossingGuard, Poliscan and ViDAR™ with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

CrossingGuard is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation. The system includes our patented collision avoidance technology that anticipates expected violations and can be used to extend the red light phase for cross traffic, preventing collisions between violators and vehicles in the cross traffic. CrossingGuard simultaneously records multiple views of the violation sequence, including close-ups of the vehicle and the license plate, and transmits video evidence electronically to the police department, which reviews the violation and approves the issuance of a citation. Our technology captures over 200 images of each red light violation, which combined with our patented synchronized playback capability, enables us to provide a superior evidence package, resulting in a system-wide court challenge rate of 3% and a court dismissal rate of less than 1%.

Poliscan is a fully automated system for photo speed detection and recording. Poliscan is capable of simultaneously capturing multiple vehicles in multiple lanes in bi-directional traffic, a distinct advantage over traditional radar or LiDAR systems limited to one lane, one direction or one car at a time. This laser-based system scans a 45-degree arc 100 times per second, recording the speed, vehicle classification, and distance between vehicles, to create a three-dimensional image of all vehicles in the coverage area. The system uses high-resolution digital cameras for documenting the speeding violation, including pictures of the license plate and an overview picture specifically identifying the speeding vehicle.

Nestor recently announced a new product, ViDAR™ that can help communities enforce posted speed limits. ViDAR™ uses distance over time calculations in combination with video detection and tracking technology to measure and record the scene, license plate and driver images from speeding vehicles. ViDAR™ technology simultaneously tracks multiple vehicles bi-directionally in multiple lanes and is accurate to within 1 mph. ViDAR™ incorporates current digital camera technology and secures evidence of violations in real-time with a time-stamp accurate within 1/100 of a second. Also, because the system is based on video tracking, it is undetectable by radar/laser detectors. A unique feature of the ViDAR™ speed system is its evidence package. In addition to producing digital close-up still images, it is capable of storing and replaying time-stamped, full motion video of the violation. Both speed products can capture driver image with minimal adjustments.

We provide back office citation processing services for CrossingGuard, Poliscan and ViDAR™ systems using our proprietary software solution called Citation Composer. These processing services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations. One of Citation Composer’s many unique features is its ability to simultaneously replay synchronized videos of a red light violation, allowing for a more complete evidence package.

We generate recurring revenue through contracts with government entities that provide for equipment lease and services on a fixed monthly and/or per citation fee basis. As of December 31, 2006, we were generating revenue from 222 installed CrossingGuard-equipped approaches in 29 municipalities in eight states and one Canadian province, and eleven speed units in five municipalities. As of that date, our active contracts with state and local governments authorized the installation of CrossingGuard at up to an additional 245 approaches and thirteen speed units.

Our Market

Status of the CrossingGuard Market

The market for automated red light enforcement is experiencing significant growth. Based on the Federal Highway Administration’s (FHWA) 2007 assessment that there are approximately 290,000 signalized intersections in the United States, and we estimate that there are over 1 million approaches to signalized intersections in the United States. With over 250 communities with red-light cameras and assuming an average of 10 enforced approaches per community, there are approximately 2,500 or .025% of signalized approaches enforced with red light cameras.

Recent studies have shown that automated red-light enforcement systems are effective in reducing red-light running at enforced intersections. The Insurance Institute for Highway Safety (IIHS) reported that red-light cameras were generally successful, leading to significant decreases in intersection crashes and violations - a 25-30% reduction in intersection injury crashes. Our customers in Germantown, Tennessee, themselves, reported more than a 20% reduction in crashes since the system began and more than a 30% reduction since before the system was put in place. The City of Germantown’s Automated Enforcement System began issuing citations on September 6, 2002.

First-generation red-light camera systems generally relied on in-ground vehicle sensing loops and still photography. This technology is outdated. The preferred technology uses all digital video detection and either all high resolution digital still cameras or a combination of digital still and digital video technology.

The use of automated traffic systems to enforce red light running violations requires specific authority at the state or local government level, either through state enabling or home rule statutes. Attorney General and/or court rulings also affect a state’s ability to allow red light enforcement. Twenty-three states and the District of Columbia currently allow the use of automated traffic light systems, such as CrossingGuard; and several more including Virginia are expected to enter the automated red light market later this year. Four Canadian provinces allow red light and one Canadian province permits red light in just the City of Winnipeg.

U.S. jurisdictions allowing red light enforcement include:

Arizona California Colorado Delaware Florida Georgia Illinois Iowa	Louisiana Maryland Massachusetts Missouri New Mexico New York North Carolina Ohio	Oregon Pennsylvania Rhode Island South Dakota Tennessee Texas Washington Washington, D.C.

Canadian jurisdictions allowing red light enforcement include:

Alberta
British Columbia
Manitoba
Ontario
Saskatchewan

There remains some opposition to these systems, largely based upon concerns regarding compliance with existing state law, individual privacy and due process rights. For example, in Minneapolis, Minnesota last year, a Hennepin County district judge and later the state’s Court of Appeals struck down the city ordinance allowing automated enforcement suggesting the city’s ordinance overstepped state law. Many states and communities have or are considering authorization of automated traffic enforcement but need to address these concerns first.

Status of the Speed Market

The automated speed enforcement market is potentially more significant than the automated red light enforcement market. While already well established in Europe, Asia and Australia, the automated speed enforcement market in the U.S. is positioned to grow significantly as a result of the enormous costs associated with speeding-related crashes. The FHWA reports an average of 117 traffic fatalities each day, 30% of which are under the age of 25. They further report that daily financial losses from such accidents is $630 million.

The need for automated speed enforcement is well documented. The IIHS released information in July 2006 linking high rates of speed to the likelihood of a crash resulting in a serious injury. The report cited “one problem is that speed increases the distance it takes to stop in an emergency, so crash likelihood increases. When a crash does occur, speed worsens its severity by increasing the energy of impact.” The IIHS further reported the number of drivers and the miles traveled have increased faster than the availability of officers to routinely enforce traffic laws. Plus it is hard on congested roads to pull over speeding drivers without creating a hazard. So while police do pay attention to speeders, they cannot keep up.

Similar to automated red light enforcement, the use of automated traffic systems to enforce speed limits requires specific authority at the state or local government level, either through state enabling or home rule statutes. Judicial opinions and rulings have also determined state progress. Currently, ten states, the District of Columbia and two Canadian provinces, with Manitoba limited to just the City of Winnipeg, allow automated speed enforcement. They are:

UNITED STATES			CANADA
Arizona	New Mexico	Tennessee	Alberta
California	North Carolina	Washington	Manitoba
Colorado	Ohio	Washington, D.C
Iowa	Oregon

In addition, many states are moving forward with speed enforcement technology to deliver traditional uniform traffic tickets (UTT) under existing state statute. The UTT market depends upon the interpretation of state law for personal delivery of the citation and witnessing the violation. The active UTT market includes Texas and Massachusetts.

Our Response to the Market

Our automated traffic solutions respond to the traffic enforcement market by creating a strong overall value proposition for our customers. Our response to the UTT speed enforcement market in particular has broadened our appeal. Our ability to capture a full evidence package, including the driver image, and deliver tickets via the postal service has allowed us to become the first company to use speed enforcement technology for delivering traditional uniform traffic tickets (UTT).

We offer complete turnkey solutions for automated traffic enforcement programs. We generally retain ownership of the equipment and bear all of the up-front costs for purchase, installation and maintenance of our systems. We provide the software, data warehousing, processing, printing, mailing, collection, maintenance, and community awareness support for a program. Customers generally provide program management and oversight, approve all citations for issuance, prosecute citations, establish operating and enforcement criteria, and select enforcement locations and times. Our systems increase safety by reducing the number of crashes while enhancing police officer safety and efficiency. Our systems also reduce the demand for emergency resources without significantly increasing our customer’s administrative costs.

Company History

We were founded in 1975, incorporated in 1981, and completed our initial public offering in 1983. During our first 25 years of operations, we developed a number of patented intelligent software solutions for decision and data-mining applications, including financial services, fraud detection and our intelligent traffic-management systems. In January 1997, we organized Nestor Traffic as a wholly-owned subsidiary. In 1999 and 2000, Nestor Traffic raised additional capital through two private placements of its common stock, reducing our ownership to approximately 35%. In 2000, we made the strategic decision to concentrate on our traffic management technologies and we began to dispose of our other product lines. In connection with this restructuring effort, on September 12, 2001, we reacquired 100% ownership of Nestor Traffic through a merger transaction with another subsidiary in which we issued common stock for the Nestor Traffic shares held by outside investors. By 2003, we had exited our financial services, fraud detection and Rail CrossingGuard and TrafficVision business lines, and had refocused our resources on our traffic enforcement systems such as CrossingGuard.

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

On August 31, 2005, we acquired certain assets of Transol USA, one of our competitors, in a foreclosure sale. The assets included contracts to provide automated red light enforcement services in six U.S. cities at an aggregate of 39 red light approaches, of which approximately 26 are fully installed and operating, as well as related equipment, intellectual property, inventory, work in process, accounts receivable and unbilled contract revenue related to Transol's red light enforcement services. We paid $1,760,000 for the acquired assets.

Products and Services

Our products combine sophisticated digital and analog camera technologies with advanced image processing methods to detect and record traffic-related violations. We complement these roadside products with a full suite of back-office processing support services, providing our customers with a complete turnkey solution. Our roadside systems are a combination of Nestor- and/or Vitronic-developed modular hardware components and software that provide monitoring for traffic-data collection, vehicle detection and tracking and enforcement. These roadside systems include: CrossingGuard for red light enforcement, Poliscanspeed and ViDAR™ for mobile speed or fixed speed enforcement. We provide back-office processing and support services across our roadside systems using a proprietary software solution called Citation Composer. These processing and support services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations. We believe that our strong suite of patents covering our image processing technology provides us with a strategic advantage and enables us to offer a comprehensive traffic enforcement solution.

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

The CrossingGuard system consists of a video camera installed on top of a traffic signal pole or a roadside pole installed by us that is used to track and record the actions of an approaching vehicle. Another camera is positioned to view the signal lights as they change from green to yellow to red and record the vehicle’s actions as the lights change and it enters the intersection, capturing over 200 images of each violation. The views from these two cameras can also be presented in a patented side-by-side synchronized mode to demonstrate the complete view of the violation, including extenuating circumstances, aggressive behavior or other factors. Finally, an enforcement camera is positioned to obtain a close-up image of the vehicle license plate and, where needed, the driver image, based upon vehicle location instructions provided by the tracking camera. A personal computer, which we install in an enclosure by the roadside link through a fiber optic connection, runs the intelligent software and controls camera activity. High-speed communications transmit video and data from the intersection to a designated facility for processing. CrossingGuard is built upon standard PC hardware and software components. This design provides the reliability and performance benefits of improving PC hardware and the ability to upgrade and add functionality as needed. We purchase all electronic and mechanical components from third-party vendors, built in accordance with our specifications, and primarily use local contractors to install the systems.

The primary attributes of CrossingGuard are:

Accurate, real-time interpretation of traffic video images. We apply our high-speed pattern-recognition technologies in real-time processing and video-image interpretation for traffic management, enforcement and safety. Previous industry attempts to provide video-based detection of traffic did not prove effective due to the difficulty of designing robust detection algorithms under a variety of illumination, visibility and traffic conditions, as well as the need to implement such algorithms on cost-effective computing platforms that provide real-time operation. Our image recognition technology is able to interpret video images accurately and respond in a real-time environment at affordable cost. Our Citation Composer software can process red light violations with a patented display of the approaching and receding videos presented side-by side, and can re-play the violation sequence in slow motion or frame-by frame, producing a comprehensive evidence package subject to fewer meritorious challenges than any of our competitors’ systems.

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

CrossingGuard VIP. We also provide the CrossingGuard Video Intersection Profiling program, a tool that we have developed to help municipalities pre-qualify intersections. Because intersection violation rates can range from an average of a few per day to over 50 per hour, the system helps the municipality develop an estimate of safety issues at a given intersection and the long-term ticket volume by counting and profiling violations for all directions at a particular intersection.

Revenue Generation. The economics of the CrossingGuard product are tied to the number of operating systems in the field and, to an increasingly lesser extent, the number of violations processed by the CrossingGuard systems. Many of our early contracts compensate us on a per ticket paid or issued basis in return for equipment lease, maintenance, citation processing and customer support services. More recent red light contracts compensate us on a monthly fixed fee basis or fixed fee in conjunction with a fee per ticket issued or paid.

As of December 31, 2006, we had installed CrossingGuard at 222 approaches or 29 customers throughout the United States and Canada, and our contracts authorize up to an additional 245 CrossingGuard approaches for installations. Management believes the majority of the authorized approaches under these outstanding and pending contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed or that pending contracts will be finalized. Depending upon contract terms and services provided, we realize (a) from $19 to $99 per citation issued or paid or (b) a fixed monthly fee ranging from $2,000 to $7,000 per approach for system delivery, lease, processing services and maintenance.

State statutes providing for automated red light enforcement may impose liability on the driver or the registered owner of a vehicle for a violation. Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver. Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the driver. As only the license plate is required for identification under a registered owner statute, program operating efficiencies are higher resulting in lower per citation or monthly fees for systems installed in these jurisdictions. Actual results from deployment of CrossingGuard systems are expected to fluctuate depending upon intersection selection and configuration, driver response to installed systems and many other factors.

Poliscanspeed Products

Poliscan Speed. Poliscanspeed, an innovative solution for digital speed detection and recording, is the only multi-lane, bi-directional, scanning LiDAR (light detection and ranging) mobile speed enforcement system in the industry. Unlike traditional photo speed enforcement systems, which use radar or conventional LiDAR, Poliscanspeed utilizes scanning LiDAR technology to simultaneously record and measure several vehicles in parallel lanes, with 100 laser beams per second sweeping a 45 degree arc, creating a real-time 3-dimensional image of the scene. The system records the speed, classification (motorcycle, car or truck) and the distance between every vehicle entering the coverage area. Poliscan uses a high-resolution digital camera for documentation of the speeding offense, including pictures of the license plate, an overview picture which specifically targets the speeding vehicle, as well as the image of the driver where required. Detecting all vehicles in all lanes simultaneously avoids the ambiguity and measuring errors that are more common among our competitors' systems, allowing many more speed offenses to be effectively recorded and prosecuted.

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

Deployment and Set Up. With outside dimensions of less than 12 inches per side and weighing less than 45 pounds, the PoliScanspeed unit is designed for ease of use and maximum portability. Additionally, its small size allows maximum versatility. Unlike competing systems, which are confined to either a minivan or a portable unit, PoliScanspeed can be deployed in a variety of different ways giving our customers the flexibility to rotate enforcement to areas that have the greatest need. We offer PoliScanspeed in a variety of configurations, including our Mobile Speed Unit, which is a self-contained violation capture and processing center all in one. Other configurations include vehicle mount and tripod mount. Our proven back office integration and citation processing systems, coupled with PoliScan’s advanced technology, provide a fully integrated automated speed enforcement solution.

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

Revenue Generation. As of December 31, 2006, we had installed 11 PoliScanspeed units for 5 customers throughout the United States and Canada, and our contracts authorize up to an additional 13 speed units for deployment.

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

ViDAR™ Products

ViDAR™ incorporates the latest in digital camera technology to capture up to 60 frames per second. The ViDAR™ system displays vehicle speeds in real-time. Using a graphic user interface (GUI), the system shows vehicle speeds at key intervals during the event. ViDAR™ records a video clip of every speeding violation for use as evidence and for future verification. The unique system time-stamps video evidence of the violation as it happens ensuring that all data is directly correlated to the evidence collected. The time-stamp is accurate to 1/100 of a second.

Most vendors’ “evidence packages” consist of a photograph with either multiple untargeted vehicles at short range, or a single targeted vehicle at some far, distant range—zoomed in by near telescopic length lenses. The ViDAR™ system achieves an indisputable evidence package by taking video of the violating vehicle with embedded vehicle speed-stamps at up to 60 frames per second (fps). Digital still images of the driver image and/or the license plate provide the most conclusive evidence of speeding violations.

Deployment and Set Up. The complete ViDAR™ system is available with all software and hardware for the municipality to issue citations from the speed system in a fixed or mobile configuration.

Revenue generation ViDAR™ is fully commercialized and awaiting the initial pilot program.

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

Sales, Marketing and Methods of Distribution

We market our products and services to municipalities and governmental traffic management departments. As of December 31, 2006, our nationwide direct sales force consisted of five employees (reduced to two employees in February 2007) and our marketing support group consisted of two employees. In addition, members of senior management are actively involved in sales and marketing. Because our products require technical assistance during the sales and installation processes, our marketing team also accesses our internal staff of program managers and field engineers. Within the last 12 months we have also engaged the services of several consultants and lobbyists to assist with our marketing and sales efforts.

We obtain product inquiries from customer referrals, product mailings, attendance at trade shows, trade press coverage and our Internet site. Most contracts are obtained through competitive proposal processes in response to requests for proposals, or RFPs, issued by municipalities. In some cases, our customers may issue a sole-source contract, avoiding the RFP process. Our sales force actively engages in direct discussions with potential customers to encourage sole-sourcing or the issuance of RFPs that incorporate our products’ features. We also subscribe to multiple services that advise us of relevant RFPs, issued by state and local governments. Purchasing decisions are influenced by the advantages of a particular product, customer references, existing relationships with the jurisdiction, pricing, and in some cases, consultant and lobbyist activities. In 2006, we submitted 56 proposals to state and local governments. As of December 31, 2006, as a result of bids submitted in 2006, we were awarded 5 contracts. No provider has been selected with respect to 17 of the RFPs to which we responded in 2006.

Our 2007 marketing and sales plan includes state-specific marketing, comprehensive municipal coverage by our sales team and consultant and lobbyist engagements. Marketing and sales plan to use more mass electronic communication tools to deliver sales materials to passive leads and attend tradeshows in target markets to generate new interest.

Research and Development Activities

The focus of our research and development is on improvements to our products and technologies in order to maintain and increase our products’ competitive advantages as well as customer service and satisfaction. We also consider developing new technologies and products that we believe will complement our traffic enforcement product line.

We have completed development and commercialized three new products:

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

•
Our CrossingGuard Speed system, which can utilize any of three speed detection systems - Ka band radar, single beam traditional LiDAR and Vitronic’s scanning LiDAR. The integration of all known types of non-intrusive speed sensors into our product allows us to deliver a full array of solutions to the customer while maintaining the advantage of full motion digital video; and,

•	ViDAR™ utilizing distance over time calculations in combination with video detection and tracking technology to measure and record the scene, license plate and driver images from speeding vehicles.

We have begun development and integration of LPR (License Plate Recognition) capabilities into our CrossingGuard and ViDAR™ product lines. This development will enable our current enforcement products to image-process and identify vehicles by their license plates. We are currently on schedule to have this commercially available in 2007.

We spent $1,383,000, $1,737,000 and $157,000 in the years ended December 31, 2006, 2005 and 2004 respectively, on research and development. The more significant 2006 research and development expenditures are attributable to development of ViDAR™, the CrossingGuard all digital video solution and the US commercialization and back office integration of the PoliScanspeed product. We expect these costs to decrease in 2007.

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

As of December 31, 2006, we own 14 U.S. patents and 2 foreign patents. We have three US and three foreign patent applications pending. Eight of our U.S. patents, both of our foreign patents and all of our patent applications have relevance to our traffic enforcement business. The foreign patents correspond to one or more of the U.S. patents. Our patents expire at various times from 2007 to 2023. None relevant to our traffic enforcement business expire before 2018.

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

Our largest competitors in the enforcement market are Affiliated Computer Services, Inc. (ACS), American Traffic Systems, Inc. (ATS) and Redflex Traffic Systems, Inc. Among others are Lasercraft, Traffipax, and Siemens. Although these companies generally use buried loops, digital still cameras and/or wet film systems, single-beam LiDAR or radar, some may pose a competitive threat due to their size, market share, legacy customer relationships, enhanced driver image, additional products offered and/or citation-processing experience.

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

Employees

As of December 31, 2006, we had 110 full-time employees, comprising 12 in engineering and product development, 33 in processing and system support, 46 in program management and field services, 7 in sales and marketing and 12 in management, finance and office support.  None of our employees are represented by a labor union. We have experienced no work stoppages and management believes our employee relationships are generally good.

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

We have a history of net losses. For the years ended December 31, 2006, 2005, and 2004, our net losses have been approximately $7,491,000, $6,764,000 and $6,178,000, respectively. As of December 31, 2006 we had an accumulated deficit of $68,479,000. We expect to incur continuing losses for the foreseeable future due to significant marketing, product delivery, engineering and general and administrative expenses, and those losses could be substantial. We will need to generate significantly higher revenue, or reduce costs, to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.

We have substantial indebtedness.

As a result of the May 2006 offering of secured notes due May 2011, we have substantial indebtedness and we are highly leveraged. As of December 31, 2006, we have total indebtedness of approximately $25,690,000. Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions. In addition, our secured notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, sell equity, repay indebtedness, including the secured notes, before maturity or grant security interests on our assets. Under the terms of the secured notes, we will be unable to refinance our existing debt on more favorable terms.

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

Furthermore, in order to repay our indebtedness at maturity, if not converted into common stock, including the secured notes, we will need to refinance all or a portion of that indebtedness. There can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

Our debt service costs exceed our current operating cash flow.

For the year ended December 31, 2006, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. Our ability to make scheduled payments of interest or principal, if any, on our indebtedness, including the secured notes, or to fund planned capital expenditures, will depend on our future performance, which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that future revenue growth will be realized or that our business will generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs.

If our financial performance doesn’t improve, our interest costs will increase.

The interest rate on our secured notes is subject to a 2% increase if we fail to achieve EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R, “Share-Based Payment ) of at least $1,250,000 for our fiscal quarter ending June 30, 2007. For the quarter ended December 31, 2006, EBITDA as so calculated was negative $1,370,000. There is no assurance that we will be able to achieve $1,250,000 of EBITDA by the second quarter of fiscal 2007, which would result in a material increase in our fixed interest expense and could adversely affect our results of operations and financial condition.

We have granted a lien on substantially all of our assets.

Our obligations under the secured notes are secured by substantially all of our assets and substantially all of the assets of our principal subsidiaries, except as to contracts we enter into after October 1, 2006 and all assets directly related thereto. Upon an event of default under the secured notes, these lenders could elect to declare all amounts outstanding, together with accrued and unpaid interest thereon, to be immediately due and payable. If we were unable to repay those amounts, such lenders will have a first claim on our assets and the assets of our subsidiaries. If these creditors should attempt to foreclose on their collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness and our financial condition and, thus, the value of our common stock, would be materially adversely affected.

We will need additional financing, which may be difficult or impossible to obtain and may restrict our operations and dilute stockholder ownership interest.

At December 31, 2006, we had approximately $25,690,000 million of outstanding debt, at par value. We will need to raise additional funds in the near future to fund our operations, deliver our products, expand or enhance our products and services, finance acquisitions and respond to competitive pressures or perceived opportunities. Because the nature of our operations requires us to bear all the up-front costs of deploying our technology, additional funds will be crucial to our continuing operations. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern unless we raise the additional financing.

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

Our outstanding debt consists of convertible notes which contain anti-dilution provisions which would lower the conversion price if we were to issue equity for a price less than the conversion price. We also have outstanding warrants to purchase our common stock which contain anti-dilution provisions which would lower the exercise price and increase the number of shares issuable upon exercise if we were to issue equity for a price less than the exercise price. If we raise additional funds by issuing equity securities, which would require the consent of our secured Noteholders, further dilution to our then-existing stockholders will result and the terms of the financing may adversely affect the holdings or the rights of such stockholders.

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

We have limited experience in the speed enforcement market. Currently, we are only party to nine speed enforcement contracts, one of which is a pilot program that we expect will run through the end of the current school year, and thereafter be replaced by a longer term program with a vendor selected through an RFP. There can be no assurance that we will obtain additional speed enforcement contracts. Furthermore, since we have only limited experience in deploying the Poliscan automated enforcement system, we cannot assure you that this product will be profitable, new customers will be obtained, or that any revenue from the sale of these systems will be sustainable.

We may not maintain our rights to market Poliscan.

Under our contract with Vitronic, if we fail to generate specific sales volume during each year of the contract beginning with the year ending June 30, 2007, Vitronic can elect to terminate our exclusivity or the entire contract. There can be no assurance that we will meet the performance targets under the contract. Because the growth of our speed business, namely the increased deployment of Poliscan systems, is a key component of our growth strategy, the termination of the Vitronic contract could adversely affect our business and results of operations.

A substantial portion of our debt is subject to redemption at the holder’s option prior to maturity.

The holders of our secured notes have the right to require us to redeem all or any portion of those notes on May 25, 2009, unless our consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R, “Share-Based Payment”) for 2008 exceeds $14,000,000. The terms of our secured notes do not permit us to refinance those notes or to borrow to redeem the notes prior to maturity. Thus, our ability to redeem the secured notes if tendered will depend upon our operating performance as well as prevailing economic and market conditions and other factors beyond our control. Failure to redeem properly tendered notes would constitute an event of default, which, if not cured or waived, could have a material adverse effect on our financial condition, and thus, the value of our common stock.

Our financial condition and results of operations may be adversely affected if we are unable to secure and maintain future contracts with government entities.

Contracts with government entities account for essentially all of our revenue. The majority of these contracts may be terminated at any time on short notice with limited penalties. Accordingly, we might fail to derive any revenue from sales to government entities in any given future period. If government entities fail to renew or if they terminate any of these contracts, it would adversely affect our business and results of operations. Our existing contracts typically authorize the installation of our products at a specified number of approaches. As of December 31, 2006, our active contracts with state and local governments authorized the installation of CrossingGuard at up to an additional 245 approaches. In many cases, we cannot proceed with these installations until the sites and related installation plans have been approved by the contracting entities, which can be a lengthy process. In those cases, if government entities fail to approve sites, we will not be able to deliver products and services or generate revenue associated therewith. We cannot assure you that all approaches under contract will ultimately be installed.

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

Currently, 24 states and the District of Columbia either authorize some use of automated red light enforcement or allow municipalities to elect to do so under “home rule” laws, whereby the authority to act in local affairs is transferred from the state to local counties and municipalities through a local home rule charter. It is uncertain at this time which additional states, if any, will allow the use of automated red light enforcement or if there will be other changes in the states that currently allow the practice. If additional states do not authorize the use of automated red light enforcement, our opportunities to generate additional revenue from the sale of CrossingGuard systems and related services will be limited.

Additionally, some states that had previously authorized some use of automated red light enforcement could fail to maintain such authorization. For example, in 2005 the Virginia General Assembly declined to extend authorization for automated red light enforcement beyond the sunset date of June 30, 2005 in the enabling legislation. We had two revenue-producing red light enforcement contracts with municipalities in Virginia. We anticipate no material revenues from the 14 approaches covered by these contracts unless there is a change in Virginia law. It is possible that other states or municipalities could prohibit the use of red light enforcement systems in the future, which could adversely affect our business, financial condition and results of operations.

The market for automated speed enforcement products in the United States is limited. Ten states and the District of Columbia either authorize some use of automated speed enforcement or allow municipalities to elect to do so under “home rule” laws. Some of these states authorize automated speed enforcement only in limited circumstances such as school or work zones. If additional states do not authorize automated speed enforcement, our opportunities to generate additional revenue from the sale of automated speed enforcement systems and related services will be limited.

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

In states in which municipalities or counties are allowed to use automated enforcement under home rule laws, those municipalities or counties must act in accordance with state law in exercising that authority. The failure to act in accordance with state law would subject its automated enforcement program to legal challenge, which, if successful, could invalidate the program. As a result, we could lose our contract with that municipality or county and be required to refund revenue from that program. Currently, our program in Davenport, Iowa is suspended following a district court ruling that Davenport’s ordinance authorizing automated traffic enforcement exceeds the city's home rule authority.

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

We maintain substantially all of our operations, including a majority of our red light and speed enforcement equipment, at our Providence, Rhode Island headquarters. A disruption of our operations for any reason, including theft, government intervention or a natural disaster such as fire, earthquake, flood or other casualty could cause us to limit or cease our operations, which would have a material adverse effect on our business, financial condition and results of operation. Although we maintain business interruption insurance to cover natural disasters, no assurance can be given that such insurance will continue to be available to us on commercially reasonable terms, if at all, or that such insurance would be sufficient to compensate us for damages resulting from such casualty. In addition, no assurance can be given that an interruption in our operations would not result in permanent loss of significant customers, which would have a material adverse effect on our business, financial condition and results of operation.

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

Any delay or failure to complete installations in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue would likely be recognized. If our installation cycles unexpectedly lengthen in general or for one or more large customers, it would delay our generation of the related revenue. If we were to experience a delay of several weeks or longer on a large customer, it could harm our ability to meet our forecasts for a given quarter.

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

As of December 31, 2006, our President and Chief Executive Officer beneficially owns approximately 51.3% of our common stock, which includes shares of common stock held by Silver Star Partners I, LLC (Silver Star), of which he serves as the managing director. Based on the number of shares of common stock outstanding as of February 28, 2007, our President and Chief Executive Officer will be able to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, or impeding a merger, consolidation, takeover or business combination even if the transaction might be beneficial to our stockholders.

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

We have a significant number of options, warrants and convertible securities outstanding, which if exercised or converted, will have a dilutive effect upon our stockholders. The anti-dilution provisions of some of these securities could magnify that dilutive effect..

As of December 31, 2006, we have issued and outstanding warrants and options to purchase up to approximately 5,879,454 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into approximately 7,136,111 shares of our common stock.

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

There were approximately 20,386,816 shares of our common stock outstanding as of December 31, 2006, of which approximately 9,329,390 shares were freely tradable without restrictions or further registration under the Securities Act. Silver Star, our majority stockholder, has the right to require us to register under the Securities Act their resale of all 9,836,430 shares of common stock that it owns, as soon as practicable after Silver Star requests that registration, of which 220,589 were registered on our registration statement (File No. 333-133468) that was declared effective on July 14, 2006.

ITEM 2.  Properties.

In June 2006, we closed our West Coast field offices in San Diego and Placentia, California and relocated to North Hollywood, California. We entered into a five-year lease for 12,500 square feet of office and warehouse space at the new location with a lease payment of approximately $18,750 per month, subject to renewal terms.

In October 2005, we relocated our corporate headquarters from 400 Massasoit Avenue, East Providence, Rhode Island to 42 Oriental Street, Third Floor, Providence, Rhode Island. We entered into a five-year lease for 12,700 square feet of office space and 11,000 square feet of warehouse space at this new location with lease payments of approximately $8,000 per month for the office space, subject to increase for renewal terms. The warehouse space is rent-free until the first anniversary of the lease, after which time annual rent for the warehouse space became $3,000. We are still the lessee of 4,800 square feet of our former corporate headquarters in East Providence. Our obligations under that lease expire on May 31, 2007.

ITEM 3.  Legal Proceedings.

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. The plaintiff amended her complaint on August 8, 2006 to include equal protection violations among her federal constitutional claims. We filed an answer to that amended complaint on August 18, 2006. Dispositive motions in the case were due by November 22, 2006.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. Dispositive motions in the case were due by November 22, 2006.

With respect to both of the above cases, the Court certified a question to the Ohio Supreme Court:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.

With respect to the underlying actions, discovery was complete at the time the Court certified the question to the Ohio Supreme Court.

In addition, from time to time, we are involved in legal proceedings arising in the ordinary course of business. Other than litigation, which is immaterial, we do not currently have any pending litigation other than that described above.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock was traded on the Nasdaq Global Market under the symbol “NEST” in 2005 and through November 26, 2006 The Company transferred to the Nasdaq Capital Market at the opening of business on November 27, 2006. The “NEST” trading symbol did not change. The following table reflects the range of the reported high and low last sale prices on the respective Nasdaq Market for the periods indicated:

Year Ended December 31, 2006	Low	High

1st Quarter	$2.80	$6.00
2nd Quarter	$2.80	$3.80
3rd Quarter	$2.30	$3.38
4th Quarter	$1.10	$2.89

Year Ended December 31, 2005	Low	High

1st Quarter	$4.50	$7.43
2nd Quarter	$5.05	$7.00
3rd Quarter	$4.40	$6.75
4th Quarter	$4.80	$9.17

Holders of Common Stock

At March 26, 2007, the number of holders of record of the issued and outstanding common stock of the Company was 384.

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

ITEM 6.  Selected Financial Data.

The following is a summary of key financial measurements monitored by management. The financial statements for fiscal years 2004 and 2003 and for the fiscal quarters therein, along with the first three quarters of fiscal 2005, have been restated. You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” Item 1A, “Risk Factors,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	(In Thousands, Except Share and Per Share Information)

			(As Restated)	(As Restated)

	2006	2005	2004	2003	2002
Revenue	$8,087	$7,769	$6,035	$2,706	$2,122
Operating loss	(13,902)	(9,277)	(4,647)	(4,261)	(15,127)
Modified EBITDA	(6,055)	(6,879)	(2,102)	(3,249)	(2,419)
Net loss	$(7,491)	$(6,764)	$(6,178)	$(5,325)	$(12,634)

Loss per share:
Weighted number of outstanding
shares - basic and diluted	20,277,770	18,826,966	18,223,609	12,964,498	5,047,611
Loss per share	$(0.37)	$(0.36)	$(0.34)	$(0.41)	$(2.50)

SELECTED BALANCE SHEET DATA:

Cash and marketable securities	$3,010	$1,280	$6,422	$5,410	$309
Capitalized systems investment	6,270	3,562	1,829	2,341	1,017
Total assets	$24,511	$19,215	$18,847	$16,299	$9,201
Working capital (deficit)	$3,433	$(2,097)	$6,786	$3,294	$(1,572)
Long-term liabilities	$14,942	$6,420	$7,812	$3,322	$2,849

(Note: Earnings per share information as previously reported for fiscal year ended December 31, 2002 has been adjusted to a post-reverse split basis.)

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

The table below is a reconciliation of modified EBITDA to net loss for the years ended December 31, 2006, 2005 and 2004:

	Twelve Months Ended December 31,
	2006	2005	2004

GAAP net income (loss)	$(7,491)	$(6,764)	$(6,178)
Interest and financing expense, net of interest income	1,865	1,213	334
Income tax expense	---	---	---
Depreciation and amortization	2,975	2,398	2,037
EBITDA	$(2,651)	$(3,153)	$(3,807)
Derivative instrument (income) expense	(16,940)	(7,780)	1,341
Debt discount expense	8,664	4,054	364
Stock-based compensation expense	2,506	---	---
Asset impairment charge	2,366	---	---
Modified EBITDA	$(6,055)	$(6,879)	$(2,102)

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

The following discussion and analysis gives effect to the restatement described in Note 3 in the Notes to the Consolidated Financial Statements. For this reason, the data in this section may not be comparable to discussions and data in previously filed annual and quarterly reports.

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and Canada. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. We also offer a newly developed ViDAR™ speed detection and imaging system as complement to our other products or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation. Poliscan, one of our speed enforcement products, uses technology developed by Vitronic GmbH. We have exclusive distribution rights to Poliscan in North America through February 2010, subject to meeting certain purchase minimums. ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles. Because ViDAR™ was developed by in-house talent, there are no purchase minimums. By combining CrossingGuard, Poliscan and ViDAR™ with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

We generate recurring revenue through contracts that provide for equipment leasing and services on a fixed and/or per citation fee basis. Essentially all of our revenue prior to September 30, 2005 was generated through contracts for our CrossingGuard red light system as explained below. Beginning in the fourth quarter of 2005, we started generating revenue from our PoliScanspeed system. The economics of products and services are tied to the number of operating systems in the field and the number of violations processed by such systems. Customer pricing entails fixed monthly fees, variable per ticket fee pricing structures, or a combination of both. Because fixed fees are based upon the expected level of violations over the contract term, the shift to monthly fixed fee contracts may result in a more stable revenue stream for those installations. Many of our initial red light and speed contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services. Depending on the terms of each contract, we realize from $19 to $99 per citation issued or paid and/or fixed monthly fees ranging from $2,000 to $7,000 per approach for system delivery and processing services.

State statutes providing for automated enforcement may impose liability on either the driver or the registered owner of a vehicle for a violation. Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver. Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the registered owner. Because only the license plate is required for identification under a registered owner statute, program operating efficiencies are much higher, resulting in lower per citation costs and monthly fees for CrossingGuard systems installed in these jurisdictions. Of the twenty-four jurisdictions that currently allow for automated red light enforcement programs, five require that a driver be identified; the other states limit identification to the vehicle license plate and impose liability on the registered owner. Driver identification states are generally in the western part of the US, and include California, Arizona, Oregon, Utah, and Colorado.

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

Our existing CrossingGuard contracts with government entities typically authorize the installation of systems at a specified number of approaches. As of December 31, 2006, our existing active contracts authorized the installation of our CrossingGuard product at up to an additional 245 approaches. Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard contracts.

	December 31,
	2006	2005	2004
Number of Approaches and Units:

Installed, operational and revenue-generating:
CrossingGuard red light approaches	222	171	111
Poliscanspeed Units	11	4	0
Additional Authorized Approaches:
CrossingGuard red light approaches	245	172	128
Poliscanspeed Units	13	5	0

Total	491	352	239

On October 26, 2005, we deployed the first of four approved Poliscan systems in the City of Akron, Ohio. We receive fees from $19 per ticket paid to 40% of the ticket fine paid under the existing speed agreements with our customers. We expect that a majority of any future speed enforcement contracts will compensate us on a per ticket paid basis in return for both equipment lease and citation processing and customer support services. We anticipate that we will generally receive fees from $19 to $35 per ticket under future speed enforcement contracts depending on factors including number of units ordered, length of contract, service levels provided, state statutes, and competition.

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

Capitalization of Internal Buildout Costs

The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal resources to design, help install, and configure its software and equipment in those communities (i.e. buildout). Buildout costs are defined as directly related payroll, fringe, and related travel and entertainment expense. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them. Internal buildout costs capitalized in 2006 were approximately $598,000, and no costs were capitalized in 2005 and 2004, as most buildout costs were out sourced in prior years.

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

Long-Term Asset Impairment

In assessing the recoverability of our long-term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value. If these estimates change in the future, we may be required to record impairment charges that were not previously recorded. During the year ended December 31, 2006, the Company recorded impairment charges of $2,366,000 primarily related to its Transol red light contracts.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $3,010,000 at December 31, 2006 compared with $1,280,000 at December 31, 2005. At December 31, 2006, we had working capital of $3,433,000 compared with a working capital deficit of $2,097,000 at December 31, 2005. Our net worth at December 31, 2006 was $5,502,000 compared with $5,407,000 at December 31, 2005.

The $1,730,000 increase in cash is primarily due to: (i) our private stock placement on January 31, 2006 that raised $4,822,000, net of expenses, and (ii) proceeds of $26,397,000, net of expenses, received from our placement of $28,550,000 in 7% Senior Secured Convertible Notes on May 25, 2006 reduced by the repayment of existing debt of $10,850,000 and the return of $5,710,000 to the 7% Noteholders upon their exercise of their right to put back 20% of the debt to the Company at the end of the year. These net proceeds were offset by (iii) cash used in our operations in the year of $6,324,000, and (iv) investments in capitalized systems of $6,270,000 which are expected to generate revenue in future periods.

The increase in net worth was primarily the result of the private stock placement discussed above offset by our twelve month net loss of $3,818,000 excluding stock compensation charges of $2,506,000. We continue to seek additional sources of equity and debt financing to fund operations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Historically, we have raised capital by/through a series of privately placed debt and equity transactions. See notes 7 and 10 to the consolidated financial statements.

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

On March 30, 2007, the Company entered into a Note Purchase Agreement, which will be effective as of April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1.5 million of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

Speed Note holders will receive interest payments equal to (a) $5.00 per paid citation issued with the Equipment (for “as issued” contracts), (b) $6.00 per paid citation (for “as paid” contracts) and (c) 17% of amounts collected (for “fixed fee” contracts), subject to a minimum return of 10% per annum, payable quarterly in arrears. Payments will be made based upon citations issued from 16 speed units per $1.5 million in aggregate outstanding principal on all Notes. Once the Company has entered into contracts for the operation of 16 speed units, the Company may, but is not obligated to, sell an additional $1.5 million of Speed Notes.

The Speed Notes will mature on May 25, 2011, at which time the Company will pay all unpaid principal together with all accrued but unpaid interest. The Company may at any time redeem the Speed Notes at 110% of face value plus accumulated but unpaid interest.

The proceeds from the Speed Notes will be used, either prospectively or retrospectively, to fund the purchase price or cost of design, engineering, installation, construction, configuring, maintenance, or operation or improvement of property or equipment used in contracts signed after October 1, 2006 at a customer site, including without limitation, costs of site analysis and preparation.

The foregoing is a summary only of the Note Purchase Agreement and the Speed Notes. This summary is qualified in its entirety by reference to the actual Note Purchase Agreement (with the form of Speed Note attached thereto) in its entirety attached to this Annual Report as Exhibit 10.81.

We continue to seek additional sources of equity and debt financing to fund system installations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases(1)	5 % Senior Convertible Notes	7 % Senior Secured Convertible Notes	Debt Interest	Total
2007	398,000	---	---	1,741,000	2,139,000
2008	367,000	---	---	1,741,000	2,108,000
2009	367,000	2,850,000	---	1,647,000	4,864,000
2010	320,000	---	---	1,599,000	1,919,000
2011	113,000		22,840,000	640,000	23,593,000
Thereafter	---	---	---	---	---
	$1,565,000	$2,850,000	$22,840,000	$7,368,000	$34,623,000

(1) Primarily facility lease obligations in Providence, RI and Los Angeles, CA.

As of December 31, 2006, we have no off balance sheet arrangements.

For the twelve months ended December 31, 2006, we invested $6,270,000 in capitalized systems and no system costs were expensed under a sales-type lease for Delaware approaches compared to $3,562,000 invested in capitalized systems and $1,253,000 Delaware system costs expensed in the same period last year. Management expects that NTS will make substantial future commitments for systems related to our CrossingGuard contracts.

Results of Operations

The following table sets forth selected operating results, including as a percentage of revenue, for the periods indicated:

	Fiscal Year Ended December 31,
	2006	%	2005	%	2004	%
					(Restated)
Lease & Service Fees	$8,079,000	100%	$5,975,000	77%	$5,118,000	85%
Sales & Royalty Revenue	8,000	---	1,794,000	23%	917,000	15%
Total Revenue	8,087,000	100%	7,769,000	100%	6,035,000	100%
Cost of sales	6,313,000	78%	5,732,000	74%	3,932,000	65%
Gross profit	1,774,000	22%	2,037,000	26%	2,103,000	35%
Operating expenses, excluding impairment charges	13,310,000	165%	11,314,000	146%	6,750,000	112%
Impairment charge for long lived assets	2,366,000	29%	---	---	---	---
Loss from operations	(13,902,000)	172%	(9,277,000)	114%	(4,647,000)	77%
(Loss) gain on debt	---	---	(509,000)	7%	508,000	8%
Other income (expense)	(1,865,000)	23%	(704,000)	9%	(334,000)	6%
Derivative instrument expense	16,940,000	209%	7,780,000	100%	(1,341,000)	22%
Debt discount expense	(8,664,000)	107%	(4,054,000)	52%	(364,000)	6%
Net loss	$(7,491,000)	93%	$(6,764,000)	87%	$(6,178,000)	102%

Analysis of the Years Ended December 31, 2006 and December 31, 2005

Revenue

During the year ended December 31, 2006, revenue increased $318,000, or 4%, to $8,087,000 from $7,769,000 in the comparable period in 2005. The increase in overall revenue was primarily the result of a 35% increase in lease and service fees offset by no product sales in 2006.

Lease and service fee revenues totaled $8,079,000 in 2006, as compared with $5,975,000 in 2005, an increase of $2,104,000, or 35%, primarily due to additional revenue generating approaches. For the 2006 year, our Red light business began the year with 171 revenue generating approaches and ended with 222 revenue generating approaches. During the 2006 year, we installed 51 revenue generating approaches and did not decommission any. In 2005, we started the year with 111 revenue generating approaches, installed 51 revenue generating approaches, had 26 installed approaches decommissioned and acquired 35 approaches on August 31 from Transol USA. The 26 decommissioned approaches resulted from: (i) on June 30, 2005 14 approaches in Falls Church and Vienna, Virginia were turned off due to the expiration of the enabling law in Virginia, and (ii) the conclusion of a contract with one customer with 12 approaches. Additionally, average monthly revenue generated from approaches installed in 2005 and before, decreased in 2006 as violation rates declined, which typically occurs due to modified driver behavior.

There were no direct product sales or product sales recognized from sales-type leases for CrossingGuard roadside systems in 2006 as compared to $1,600,000 in the 2005 period. Prior year direct product sales were with one customer for $158,000 and product sales recognized from sales-type leases were primarily attributable to twenty Delaware approaches being completed and funded (under sales-type leasing) during the year. These product sales are unique and are one-time, non-recurring in nature. Residual royalty streams from two customers relating to technology licenses to IBM and NCS accounted for product royalty revenues of $7,000 and $36,000 in 2006 and 2005, respectively.

Cost of Sales

For the year ended December 31, 2006, cost of sales totaled $6,313,000, an increase of $581,000, or 10%, compared to $5,732,000 in 2005. The increase in cost of sales is primarily due to increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches and speed units. The twelve months of 2006 also includes higher costs related to our Transol contracts, which we acquired in September 2005 as well as indirect costs for our Poliscan speed business which is not yet profitable. These increases in costs are partially offset by the decline in product cost of sales as a result of no one-time, nonrecurring sales in 2006.

Gross Profit

For the year ended December 31, 2006, gross profit declined $263,000, or 13%, to $1,774,000 from $2,037,000 in 2005, while gross margin decreased by four percentage points to 22% for the year ended December 31, 2006 from 26% for the year ended December 31, 2005. The decline in gross profit is primarily attributable to a higher mix of lower margin sales-type leases in 2006 versus 2005, particularly related to our acquired Transol contracts and initial investment in our speed business.

Operating Expenses

Total operating expenses amounted to $15,676,000 in 2006, an increase of $4,362,000, or 39%, over total operating expenses of $11,314,000 in 2005. The increase is primarily due to (1) the recording of a $2,366,000 nonrecurring non-cash impairment charge in the year relating to our long lived assets mostly associated with our Transol contracts acquired in 2005, and (2) the adoption of FAS123R in 2006 by recording a $2,506,000 non-cash stock compensation charge, offset by (3) steps taken to reduce costs including the reduction in salaries to most employees by 10% during the year including management under employment contract, and terminating nine employees in the first quarter and 27 in the fourth quarter. The severance cost of these actions was $66,000 and is primarily included in operating expense during the year.

In March 2006, the Company took steps to reduce costs including the reduction in salaries to most employees by 10% including management under employment contract, and terminated nine employees. The severance cost of this action was $102,000 and primarily affected our operating expenses. In November 2006, we instituted additional operational cost reductions in an internal reorganization intended to focus the company's operations on program delivery and support and reduce current operating expense levels. The reorganization resulted in the reduction of 27 employees, or approximately 20% of the workforce, which is expected to result in an annual payroll reduction of over $1.5 million. The cost savings of the actions taken in the fourth quarter of 2006 actions are not expected to begin to affect our financial results until the first quarter of 2007.

Engineering and operations expenses totaled $4,373,000 in the year ended December 31, 2006, an increase of $323,000, or 8%, compared to $4,050,000 in 2005. Excluding the $290,000 stock compensation charge recorded in 2006, the increase in costs related to supporting our increased install base partially offset by the impact of the March 2006 cost reduction program.

Research and development expenses totaled $1,383,000 in the year ended December 31, 2006, a decline of $354,000 compared with $1,737,000 in the comparable year of 2005. Excluding the $119,000 stock compensation charge recorded in 2006, research and development expenses declined $473,000. The transition of our red light technology from analog to digital as well as the commercialization of our mobile speed enforcement technology was substantially completed in 2006 resulting in a decline in R&D costs in the latter half of the year. We expect research and development costs to continue to decline in 2007.

Selling and marketing expenses totaled $2,180,000 in the year ended December 31, 2006, an increase of $123,000, or 6%, compared with $2,057,000 in 2005. Excluding the $79,000 stock compensation charge recorded in 2006, sales and marketing costs were relatively flat with the prior year.

General and administrative expenses totaled $5,374,000 for the year ended December 31, 2006, an increase of $1,904,000, or 55%, compared with $3,470,000 in 2005. Excluding the $1,992,000 stock compensation charge recorded in 2006, general and administrative expenses declined slightly primarily due to the reduction in legal expenses associated with the conclusion of a patent infringement case in June 2005.

We assess potential impairment of our long-lived assets on an annual basis or more frequently as events or circumstances indicate that an asset may be impaired. Our long-lived assets are primarily capitalized systems, property and equipment, and our identifiable intangibles such as goodwill and customer contracts. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjust the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the asset fair value is subject to significant judgment. In the second quarter of 2006, the Company recorded a $175,000 impairment charge relating to two of our red-light contracts. In the fourth quarter of 2006, the Company recorded a $2,191,000 impairment charge primarily relating to long-lived assets associated with underperforming contracts we acquired from Transol, Inc. in 2005.  These impairment charges had no impact on our operating covenants associated with our debt agreements.

Derivative instrument income (expense)

Derivative instrument income for the year ended December 31, 2006 totaled $16,940,000 as compared to income of $7,780,000 for the year ended December 31, 2005.

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

The major factors contributing to the change for the year ended 2006 was due to the decline in the fair market value of our derivative instrument liabilities relating to our convertible debt due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense for the year ended December 31, 2006 totaled $8,664,000 as compared to an expense of $4,054,000 for the year ended December 31, 2005.

The increase in year ending December 31, 2006 is primarily due to higher debt discounts associated with the sale of our 7% Senior Secured Convertible Notes, and higher debt discounts on the extension of our 5% Senior Convertible Notes in May 2006. These debt discounts are established at the time a derivative is bifurcated from the host debt agreement at issuance and amortized over the life of the note.

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

Other Expense - Net

Other expense, net totaled $1,865,000 in the year ended December 31, 2006, an increase of $1,161,000, or 65%, compared with other expense, net of $704,000 in 2005. The increase is primarily attributable to higher levels of interest expense on the new 7% Senior Secured Convertible Notes.

Net Loss

For the year ended December 31, 2006, we incurred a net loss of $7,491,000, or $0.37 per share, an increase of $727,000, compared with a net loss of $6,764,000, or $0.36 per share, in 2005. The increase in net loss was primarily due to (1) the recording of a $2,366,000 nonrecurring non-cash impairment charge in the year relating to our long lived assets mostly associated with our Transol contracts acquired in 2005, (2) the adoption of FAS123R in 2006 by recording a $2,506,000 non-cash stock compensation charge, (3) $4,610,000 higher debt discount amortization, (5) $1,161,000 higher other expense, primarily interest, offset by (4) $9,160,000 of higher derivative instrument income in the year.

The increase in net loss per share was primarily due to the increase in our net loss discussed above, partially offset by the increase in outstanding shares. During the year ended December 31, 2006, there were 20,277,770 basic and diluted weighted average shares outstanding compared with 18,826,966 for the year ended 2005.

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

Derivative instrument income (expense)

Derivative instrument income for the year ended December 31, 2005 totaled $7,780,000 as compared to a loss of $1,341,000 for the year ended December 31, 2004.

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

The major factors contributing to the change for the year ended 2005 was due to the decline in the fair market value of our derivative instrument liabilities relating to our convertible debt due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense for the year ended December 31, 2005 totaled $4,054,000 as compared to an expense of $364,000 for the year ended December 31, 2004.

The increase in year ending December 31, 2005 is primarily due to higher debt discounts associated with higher nonconventional convertible debt levels. These debt discounts are established at the time a derivative is bifurcated from the host debt agreement at issuance and amortized over the life of the note.

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

Interest Rates

Our marketable securities, an insured municipal bond fund, valued at $58,000 at December 31, 2006, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. Our exposure to this market risk is moderately high in the short-term. During the year ended December 31, 2006, we had an unrealized gain of $8,000 on securities held at December 31, 2006. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

We have senior convertible notes with interest fixed at 5% and 7% through maturity, subject to certain financial performance targets. If the financial performance target for the second quarter of 2007 is not achieved, the interest rate on our 7% senior secured convertible note will increase from 7% to 9% beginning in the third fiscal quarter of 2007. Management assesses the exposure to market risk for these obligations as minimal.

ITEM 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and the related notes thereto of NESTOR, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this annual report on form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NESTOR, INC.

CONTENTS

		Page Number

	Report of Independent Registered Public Accounting Firm	46

Item 1	Financial Statements:

	Consolidated Balance Sheets	47
	December 31, 2006 and 2005

	Consolidated Statements of Operations	48
	For the Years Ended December 31, 2006, 2005, 2004 (as restated)

	Consolidated Statements of Stockholders’ Equity	49
	For the Years Ended December 31, 2006, 2005, 2004 (as restated)

	Consolidated Statements of Cash Flows (Unaudited)	50
	For the Years ended December 31, 2006, 2005 and 2004 (as restated)

	Notes to Condensed Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nestor, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. Our audit also included the financial statement schedule for the years ended as listed in the index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nestor, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern. As disclosed in the consolidated financial statements, Nestor, Inc. has an accumulated deficit at December 31, 2006 and has suffered substantial net losses in recent years, which raise substantial doubt about Nestor, Inc.’s ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron, & Rosen, LLP.
Westborough, Massachusetts
March 30, 2007

NESTOR, INC.
Consolidated Balance Sheets
In Thousands, Except Share And Per Share Information

	December 31, 2006		December 31, 2005
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents		$2,952	$1,224
Marketable securities		58	56
Accounts receivable, net		2,343	1,949
Inventory, net		1,950	1,671
Other current assets		197	391
Total current assets		7,500	5,291
Noncurrent assets
Capitalized system costs, net		8,185	5,379
Property and equipment, net		789	925
Goodwill		5,581	5,581
Patent development costs, net		125	146
Other long term assets		2,331	1,893
Total Assets		$24,511	$19,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of notes payable	$	---	$4,136
Accounts payable		1,325	1,071
Accrued liabilities		1,493	1,471
Accrued employee compensation		351	478
Deferred revenue		712	103
Asset retirement obligation		186	129
Total current liabilities		4,067	7,388
Noncurrent Liabilities:
Long term convertible notes payable		920	1,650
Long term notes payable		8,563	3,286
Derivative financial instruments - debt and warrants		4,971	1,419
Long term asset retirement obligation		488	65
Total liabilities		19,009	13,808

Commitments and contingencies		---	---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000 shares; issued and outstanding: Series B - 180,000 shares at
December 31, 2006 and December 31, 2005		180	180
Common stock, $0.01 par value, authorized 30,000,000 shares issued and outstanding: 20,386,816 shares at
December 31, 2006 and 19,127,065 shares at December 31, 2005		204	191
Warrants		---	9
Additional paid-in capital		73,597	66,015
Accumulated deficit		(68,479)	(60,988)
Total stockholders’ equity		5,502	5,407
Total Liabilities and Stockholders’ Equity		$24,511	$19,215

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

NESTOR, INC.
Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information

	Year Ended December 31,
	2006	2005	2004
			(As restated)
Revenues:
Lease and service fees	$8,079	$5,975	$5,118
Product sales	---	1,758	880
Product royalties	8	36	37

Total revenue	8,087	7,769	6,035

Cost of sales:
Lease and service fees	6,313	4,341	3,323
Product sales	---	1,391	609
Product royalties	---	---	---

Total cost of sales	6,313	5,732	3,932

Gross profit:
Lease and service fees	1,766	1,634	1,795
Product sales	---	367	271
Product royalties	8	36	37

Total gross profit	1,774	2,037	2,103

Operating expenses:
Engineering and operations	4,373	4,050	3,465
Research and development	1,383	1,737	157
Selling and marketing	2,180	2,057	874
General and administrative	5,374	3,470	2,254
Impairment charge for long-lived assets	2,366	---	---

Total operating expenses	15,676	11,314	6,750

Loss from operations	(13,902)	(9,277)	(4,647)

Derivative instrument income (expense)	16,940	7,780	(1,341)
Debt discount expense	(8,664)	(4,054)	(364)
Other (expense) income, net	(1,865)	(704)	(334)
(Loss) on debt refinancing	---	(509)	---
Gain on debt extinguishment, net	---	---	508

Net income (loss)	$(7,491)	$(6,764)	$(6,178)

Income (loss) per share:

Income (loss) per share, basic and diluted	$(0.37)	$(0.36)	$(0.34)

Shares used in computing loss per share:
Basic and diluted	20,277,770	18,826,966	18,223,609

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

NESTOR, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
In Thousands, Except Share And Per Share Information

							Additional		Stock
	Preferred Stock		Common Stock				Paid-In		Pending	Accumulated
	Shares	Amount	Shares	Amount		Warrants	Capital		Issuance	Deficit	Total

Balance at December 31, 2003 -- Restated	190,000	$190	13,997,238	$140		$1,377	$49,231		$6,336	$(48,046)	$9,228

Issuance of Common Stock	---	---	3,519,384	35		---	9,721		(6,336)	---	3,420
Conversion of notes payable	---	---	865,761	9		---	2,605		---	---	2,614
Exercise of cashless warrants	---	---	262,115	3		---	(3)		---	---	---
Exercise of incentive stock options	---	---	28,000	---		---	38		---	---	38
Conversion of Preferred Stock to Common Stock	(10,000)	(10)	1,000	---		---	10		---	---	---
Accretion value of warrants	---	---	---	---		62	---		---	---	62
Expired warrants	---	---	---	---		(1,225)	1,225		---	---	---
Variable warrants	---	---	---	---		(148)	148		---	---	---
Loss for the year ended December 31, 2004	---	---	---	---		---	---		---	(6,178)	(6,178)
Balance at December 31, 2004 - Restated	180,000	$180	18,673,498	$187		$66	$62,975	$	---	$(54,224)	$9,184

Issuance of Common Stock	---	---	203,774	2		---	1,078		---	---	1,080
Conversion of notes payable	---	---	137,456	1		---	799		---	---	800
Exercise of incentive stock options	---	---	100,844	1		---	226		---	---	227
Exercise of warrants	---	---	11,493	---		---	5		---	---	5
Variable warrants	---	---	---	---		(57)	57		---	---	---
Issuance of warrants	---	---	---	---		---	705		---	---	705
Issuance of Laurus Note beneficial conversion features	---	---	---	---		---	38		---	---	38
Issuance of Stock Options for sales commissions	---	---	---	---		---	132		---	---	132
Loss for the year ended December 31, 2005	---	---	---	---		---	---		--	(6,764)	(6,764)
Balance at December 31, 2005	180,000	$180	19,127,065	$191		$9	$66,015	$	---	$(60,988)	$5,407

Issuance of Common Stock	---	---	1,237,811	12		---	4,810		---	---	4,822
Issuance of Restricted Common Stock	---	---	20,000	1		---	46		---	---	47
Exercise of incentive stock options	---	---	1,940	---		---	3		---	---	3
Variable warrants	---	---	---	---		(9)	9		---	---	---
Issuance of warrants	---	---	---	---		---	208		---	---	208
Stock expense compensation	---	---	---	---		---	2,506		---	---	2,506
Loss for the year ended December 31, 2006	---	---	---	---		---	---		---	(7,491)	(7,491)
Balance at December 31, 2006	180,000	$180	20,386,816	$204	$	---	$73,597	$	---	$(68,479)	$5,502

See Notes to the Consolidated Financial Statements.

NESTOR, INC.
Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information

	Years Ended December 31,
	2006		2005		2004
						(As Restated)
Cash flows from operating activities:
Net loss		$(7,491)		$(6,764)		$(6,178)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		2,975		2,398		2,037
Asset impairment charges		2,366		---		---
Stock based compensation		2,552		---		---
Amortization and write-off of deferred financing fees		900		321		116
Derivative instrument income expense		(16,940)		(7,780)		1,341
Debt discount expense		8,664		4,054		364
Loss on disposal of fixed assets		---		---		5
(Gain) on extinguishment of debt, net		---		---		(508)
Loss on debt refinancing		---		509		---
Unrealized loss on marketable securities		(2)		14		10
Realized loss on marketable securities		---		---		96
Dividends reinvested		---		(89)		(35)
Expenses charged to operations relating to
options, warrants and capital transactions		---		367		62
Provision for doubtful accounts		63		80		34
Provision for inventory reserves		157		317		50
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable, net		(457)		(1,258)		(276)
Unbilled contract revenue		---		111		48
Inventory, net		(435)		(752)		(650)
Other assets		195		(597)		(612)
Accounts payable and accrued expenses		523		1,329		163
Deferred revenue		608		(42)		125
Restructuring reserve		---		---		(147)

Net cash used for operating activities		(6,322)		(7,782)		(3,955)

Cash flows from investing activities:
Investment in marketable securities		---		---		(1,500)
Liquidation of marketable securities		---		591		857
Purchase of Transol assets		---		(1,760)		---
Investment in capitalized systems		(6,270)		(3,562)		(1,829)
Purchase of property and equipment		(339)		(799)		(232)
Investment in patent development costs		(3)		(7)		(7)

Net cash used for investing activities		(6,612)		(5,537)		(2,711)

Cash flows from financing activities:
Repayment of obligations under capital leases		---		(39)		(2,260)
Proceeds from notes payable		26,397		14,500		6,098
Repayment of note payable		(16,560)		(6,000)		(195)
Proceeds from private stock placement		4,822		---		---
Proceeds from issuance of common stock, net		3		232		3,463

Net cash provided by financing activities		14,662		8,693		7,106

Net change in cash and cash equivalents		1,728		(4,626)		440

Cash and cash equivalents - beginning of year		1,224		5,850		5,410

Cash and cash equivalents - end of year		$2,952		$1,224		$5,850

Supplemental cash flows information:
Interest paid		$1,426		$846		$93

Income taxes paid	$	---	$	---	$	---
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

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and Canada. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. We also offer a newly developed ViDAR™ speed detection and imaging system as complement to our other products or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation. Poliscan, one of our speed enforcement products, uses technology developed by Vitronic GmbH. We have exclusive distribution rights to Poliscan in North America through February 2010, subject to meeting certain purchase minimums. ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles. Because ViDAR™ was developed by in-house talent, there are no purchase minimums. By combining CrossingGuard, Poliscan and ViDAR™ with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

B.	Liquidity and management’s plans

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred significant losses since inception and have an accumulated deficit of $68,479 through December 31, 2006. These circumstances raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management believes that given its liquidity at December 31, 2006, its current levels of cash being used by operations, and capital requirements necessary to deliver on current contracts with municipalities, we will be required to raise additional capital in the near term. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

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

Accounts receivable represents balances due from customers, net of $227 and $164 reserve for doubtful accounts at December 31, 2006 and 2005. In determining the need for an allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collected is considered at each balance sheet date.

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

Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis and consists mostly of equipment to be installed as capitalized system costs. The December 31, 2006 and 2005 inventory balances are presented net of a $542 and $540, respectively, inventory reserve.

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
For two current customers who want to process their own citations, we lease them our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For these arrangements, we recognize revenue in accordance with Statement of Position 97 -2 Software Revenue Recognition. Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued.

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable.

J.	Deferred Revenue

In some cases, a customer may pay the Company an upfront, non-refundable mobilization fee for the Company to install our technology in addition to fees on a per ticket basis over the life of a contract. The Company records the non-refundable mobilization fee as deferred revenue and amortizes it over the life of the contract. Deferred revenue for December 31, 2006 and 2005 was $712 and $103, respectively.

K.	Shipping and handling costs

Shipping and handling costs are capitalized if a material part of a leased system or included in engineering and operations.

L.	Research and development

Research and development costs associated with the Company’s products consist principally of payroll and related costs, facilities costs and the cost of prototype components.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

M.	Impairment of long lived assets

We assess potential impairment of our long-lived assets on an annual basis or more frequently as events or circumstances indicate that an asset may be impaired. Our long-lived assets are primarily capitalized systems, property and equipment, and our identifiable intangibles such as goodwill and customer contracts. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjust the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the asset fair value is subject to significant judgment. In the second quarter of 2006, the Company recorded a $175 impairment charge relating to two of our red-light contracts. In the fourth quarter of 2006, the Company recorded a $2,191 impairment charge of which $1,737 related to long-lived assets associated with the contracts we acquired from Transol, Inc. in 2005. The components of the $2,366 charge taken in 2006 were $1,364 to capitalized systems, $893 to customer contracts, and $109 to accrued liabilities. No impairment charges were taken in 2005.

N.	Income taxes

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

O.	Earnings (loss) per share and common stock

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

P.	Estimates

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

Q.	Concentrations of credit risk

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Two customers accounted for 32%, 51% and 40% of the Company’s total revenues in fiscal 2006, 2005 and 2004, respectively. Three customers accounted for 52% of net accounts receivable at December 31, 2006, and two customers accounted for 51% of net accounts receivable at December 31, 2005.

R.	Stock option plans

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

Prior to 2006, the Company accounted for stock option awards granted to officers, directors and employees (collectively “employees”) under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applied the disclosure only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure (“SFAS 148”) for such employee stock option awards. The Company accounted for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options were valued using the Black-Scholes option pricing model, and the calculated option value is recorded as an expense in the financial statements.

S.	Asset retirement obligations

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Upon installation, a liability for the asset retirement obligation is initially recorded at its present value . Over time, the liability is accreted to its present value each period. Upon settlement of the liability, a gain or loss is recorded. A reconciliation of the net carrying value of the asset retirement obligations (ARO) is as follows:

	December 31,
	2006	2005

Balance at beginning of year	$194	$158
ARO incurred	423	21
Accretion expense	57	15
ARO settled	---	---
Revisions to ARO estimates	---	---

Balance at the end of year	$674	$194

T.	Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease. The balance of deferred rent at December 31, 2006 is $49 and is included in accrued liabilities in the balance sheet.

U.	Derivative Instruments

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

V.	Advertising

The Company charges advertising costs to operations as incurred. For the years ended December 31, 2006 and 2005, the Company’s advertising expense was $114 and $135, respectively.

W.	Reclassification

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

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005, the Company had been in extensive discussions with the Staff of the Securities and Exchange Commission concerning the proper accounting treatment regarding certain of its convertible debt in current and previously reported financial results. As a result of these discussions, the Company’s 2005 quarterly and 2004 and 2003 fiscal year financial statements are restated to bifurcate embedded derivative instruments within the Company’s debt and account for them separately as derivative instrument liabilities.

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

As a result, the Company reviewed its initial accounting for its (1) First Laurus Convertible Note dated July 31, 2003, (2) Second Laurus Convertible Note dated January 14, 2004, (3) Third Laurus Convertible Note dated May 16, 2005, and (4) Senior Convertible Notes dated November 5, 2004 (See Notes 7 and 8). During the review, the Company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As a result, certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such, are subject to SFAS 133 and will be recorded at fair value.

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

For the quarterly impact of the restatement see Note 19.
The foregoing restatement adjustments did not affect the Company’s reported cash and cash equivalents balance during these reported periods.

Net Loss
Year Ended
December 31, 2004

As previously reported	$(4,473)

Restatement adjustments, net:
Derivative instrument expense	$(1,705)

As restated	$(6,178)

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the fiscal years ended December 31, 2004:

	Years Ended December 31,
	2004	2004
	(As reported)	(As restated)

Loss from operations	$(4,647)	$(4,647)
Gain on debt extinguishment, net	508	508
(Loss) on debt refinancing	---	---
Other (expense) income, net	(334)	(334)
Derivative instrument expense	---	(1,705)
Net Loss	$(4,473)	$(6,178)

Basic and diluted net loss per share:	$(0.25)	$(0.34)
Shares used in computing basic and diluted net loss per share	18,223,609	18,223,609

Note 4 -	Capitalized system costs:

Equipment, installation, and in some cases interest costs related to operating lease contracts are capitalized and, after acceptance by the municipality (customer), are depreciated over the term of the contract, generally either three or five years, less an applicable residual value. There was no interest capitalized in fiscal years 2006 and 2005. Revenues realized from these agreements, generally in the form of per-citation or monthly fees, are expected to be adequate to cover the capitalized and future costs related to these agreements. Many leases contain minimum payment requirements, which currently aggregate to $6,982 in 2007, $5,581 in 2008 and $2,065 in 2009, $1,212 in 2010 and $75 in 2011. Management expects that these annual amounts could increase and extend to future years, as additional intersections are installed or decrease based on cost-neutral contract adjustment provisions.

	December 31,
	2006	2005
Equipment under operating leases:
Work-in-process	$3,312	$1,019
Installed and accepted	13,232	9,255
	16,544	10,274

Less: Accumulated depreciation	(8,359)	(4,895)
Net investment in leased equipment	$8,185	$5,379

In 2006, an impairment charge of $1,364 was recorded and none for 2005. See Note 2 for further details.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Note 5 -	Property and equipment - net:

		December 31,
	Depreciable Life	2006	2005

Office furniture and equipment	3 years	$478	$460
Computer equipment and software	1-5 years	2,389	2,157
Demonstration equipment	3 years	127	81
Leasehold improvements	5 years	592	549
		3,586	3,247
Less: Accumulated depreciation		(2,797)	(2,322)
		$789	$925

Depreciation and amortization expense of $475 and $325 on the above assets was recorded for the years ended December 31, 2006 and 2005, respectively.

In 2006 and 2005, the Company disposed of no equipment.

Note 6 -	Goodwill and other intangible assets, net:

Under SFAS 142, the Company tests goodwill for impairment on an annual basis, or whenever indicators of impairment are identified. Management considers the Company’s quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

Other intangible assets were comprised of the following as of December 31, 2006:

Identified Intangible Asset	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	7	$206	$(81)	$125
Customer contracts and related customer relationships (included in Other Assets)	1-5	1,337	(1,326)	11
Total		$1,543	$(1,407)	$136

For fiscal 2006, amortization expense related to identified intangible assets was $321, which was included in cost of sales and $893 included in impairment charge for long lived assets.

The following is the estimated future amortization expense related to other intangible assets as of December 31:

Fiscal Year	Estimated Amortization Expense

2007	6
2008	5
Total	$11

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Note 7 -	Long Term Obligations:

The Company considers its long-term convertible notes payable, long term notes payable, and derivative financial instruments, which are described in Footnotes 7 and 8, to be its long-term financial obligations.

Long-term financial obligations consisted of the following at December 31:

	December 31, 2006	December 31, 2005

5% Senior Convertible Notes
Principal	$2,850	$5,200
Debt discount	(1,930)	(3,550)
FMV of embedded derivatives	164	1,419

7% Senior Secured Convertible Notes
Principal	22,840	---
Debt discount	(14,277)	---
FMV of embedded derivatives, including warrants	4,807	---

Foundation Partners Secured Promissory Note	---	1,250
Heil Secured Promissory Note	---	1,250

Fourth Laurus Note
Principal	---	6,000
Debt discount	---	(1,078)
	$14,454	$10,491
Less current portion	---	4,136
Total	$14,454	$6,355

Aggregate maturities of long-term obligations for the years ending after December 31, 2006 are as follows:

		2009	2011	Total

7% Senior Secured Convertible Notes	$	---	$22,840	$22,840
5% Senior Convertible Notes		2,850	---	2,850
Total:		$2,850	$22,840	$25,690

7% Senior Secured Convertible Notes

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

The Secured Notes contain restrictive covenants, which, among other things, restrict the Company’s ability to incur additional indebtedness, repay indebtedness including the secured notes before maturity, grant security interests on its assets or make distributions on or repurchase its common stock.

The holders of the Secured Notes had the right to require the Company to redeem up to 20% of the outstanding principal by written notice to the Company at least five trading days prior to December 29, 2006. In addition, the holders have the right to require the Company to redeem all or any portion of the outstanding balance of the Secured Notes on May 25, 2009, provided that this right will be forfeited if, among other things, the Company’s consolidated EBITDA for the twelve-month period ended December 31, 2008 as reported on the Form 10-K exceeds $14.0 million. The Secured Note holders also have the right to redeem some or all of their Secured Notes in the event of a change of control of the Company or an event of default under the Notes. On December 29, 2006, the Secured Noteholders exercised their right to require the Company to redeem 20% of the outstanding principal, or $5,710.

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Cowen & Co. LLC (“Cowen”) acted as exclusive placement agent for the offering and was paid $1,484,600 at closing. In addition, the Company reimbursed Cowen for its out-of-pocket expenses and issued Cowen Warrants to purchase 198,264 shares of common stock at an exercise price of $3.60 and 49,566 shares of common stock at an exercise price of $4.35, which Warrants generally have the same terms as the Warrants issued to the Secured Note holders in the Transaction.

Fourth Laurus Note:

On December 28, 2005, Laurus issued a new non-convertible note to the Company in the face amount of $6,000. The note was used to retire the unamortized portion of the May 2005 Laurus convertible note discussed above (having a remaining principal balance of $5,273 on December 28, 2005), plus unpaid interest on the closing date. The Company received a net cash balance of $603 on the closing. In consideration of repaying the note and eliminating conversion rights, prepayment penalty rights, registration rights, and other rights under the third Laurus convertible note, the Company issued 203,774 shares of common stock to Laurus with a market value of $1,078 at the date of close, and recorded the transaction as a discount to the non-convertible note and a credit to Additional Paid in Capital. The principal amount of the Note was repayable at rates commencing in April 2006 of $181 per month through the end of the Note term in December 2008. The Note bore interest at the coupon rate of the prime rate plus 2.00% and was subject to a floor interest rate of 7.00%. The Note contained certain non-financial operating covenants.

The Company also entered into a registration rights agreement covering the common stock issued to Laurus with this non-convertible note, and the Warrants from the May 2005 Laurus Note. The agreement required the Company to use its best efforts to file for registration of the shares within 120 days after closing of the transaction, and obtaining an effective registration within 180 days. No specific damages are provided for in the agreement in the event a registration statement is not filed or effective within the proposed time periods.

This Note was paid in full with proceeds received from the 7% Senior Secured Convertible Notes.

Heil Secured Promissory Note:

On October 26, 2005, we gave a secured promissory note to Edward F. Heil in the principal amount of $1,250 with a maturity date of October 25, 2006. The note bore interest at the rate of one percent (1.00%) per month until the note was paid in full. The due date of the principal and all accrued interest could be accelerated if we default on the note. The note could be prepaid in full or in part on the last calendar day of any month during the term. The note was secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems. If Mr. Heil foreclosed on the units, we would provide citation processing services for Mr. Heil with respect to violation data generated by the units at commercially reasonable prices and Mr. Heil would have all rights and licenses necessary to so operate the units for their intended uses. If we were unable to provide Mr. Heil with citation processing services, then Mr. Heil may obtain such services from any person or entity, including our competitors. In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25, and we agreed to pay Mr. Heil’s legal fees, related to the loan. We amortized the origination fee and any legal fees over the note term.

The Heil Secured Promissory Note was paid in full in January 2006 from the proceeds of the private placement of the company’s common stock. Mr. Heil invested $1,250 in the equity transaction.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information
Foundation Partners Secured Promissory Note:

On August 30, 2005 we gave a secured promissory note to Foundation Partners I, LLC in the principal amount of $1,250 with a maturity date of August 29, 2006. The note bore interest at the rate of 10% per year. Interest was payable monthly and the principal was payable in full on the maturity date. The due date of the principal and all accrued interest could be accelerated if we defaulted on the note. The note could be prepaid in full or in part on the last calendar day of any month during the term. The note was secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems. If Foundation Partners foreclosed on the units, we would provide citation processing services for Foundation Partners with respect to violation data generated by the units at commercially reasonable prices and Foundation Partners would have all rights and licenses necessary to so operate the units for their intended uses. If we were unable to provide Foundation Partners with citation processing services, then Foundation Partners may obtain such services from any person or entity, including our competitors, and Foundation Partners would have all rights and licenses necessary to so operate the units for their intended uses. The managing member of Foundation Partners is Danzell Investment Management, Ltd. William B. Danzell is the President and sole stockholder of Danzell Investment Management, Ltd. and the Chief Executive Officer, President, and a director of Nestor. In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25, of which $13 was paid to Foundation Partners and $13 was paid to Danzell Investment Management, Ltd. We amortized the origination fee over the term of the note.

This Note was paid in full in May 2006 from the proceeds received from the 7% Senior Secured Convertible Notes.

Third Laurus Convertible Note:

On May 16, 2005, we entered into a Securities Purchase Agreement ("the Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, we issued to Laurus a convertible Note ("the Note") in the principal amount of $6,000 (which was fully paid on December 28, 2005). The Note was convertible into our common stock at the option of Laurus at a fixed conversion price of $5.82 per share. The Note bore interest at the coupon rate of the prime rate plus 4.00% and was subject to a floor interest rate of 6.00%. The Agreement provided for a reduction in the interest rate to the prime rate plus 2.00% in months during which the price of our common stock exceeded the fixed conversion price of $5.82 for five consecutive trading days, and additional reductions of 2.00% for every 25% increase in the price of our common stock above the fixed conversion price of $5.82 (an increase of $1.46), subject to a minimum coupon rate of 0.00%. The Note originally matured on May 16, 2008. The principal amount of the Note was repayable at rates commencing in September 2005 of $181 per month through the end of the Note term in December 2006. Such amounts could have been paid (at the company’s option) (i) in cash with a 3% premium on principal paid plus unpaid interest, or (ii) in shares of common stock, assuming the shares were registered under the Securities Act of 1933 and no default under the Note existed, or (iii) in a combination of the above. If paid in common stock, the number of shares issued should have equaled the total amount due, divided by $5.82. If the average closing price of the common stock for the ten consecutive days prior to a repayment date was equal to or greater than $5.82, we could have required the holder to convert into common stock an amount of principal, accrued interest and fees due under the Note equal to a maximum of 25% of the aggregate dollar trading volume of the common stock for the 20 consecutive trading days prior to a notice of conversion. The Note restricted our ability to make repayment in our common stock at the fixed conversion price, if the then current market price was below 120% of the fixed conversion price (or $6.98). The Note could have been redeemed at any time by us in cash by paying the holder 115% of the principal amount, plus accrued interest. The holder of the Note could have required us to convert all or a portion of the Note, together with interest and fees thereon, at any time. The number of shares to be issued should have equaled the total amount to be converted, divided by $5.82. The conversion price of the secured convertible notes could have been adjusted if we paid a stock dividend, or subdivided, or combined outstanding shares of common stock into a greater or lesser number of shares.

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

This Note was paid in full with proceeds received from the Fourth Laurus Note.

5% Senior Convertible Notes

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

In May 2006, in connection with the 7% Senior Secured Convertible Notes, $2,350 was repaid at a price of 102.5% of face value plus accrued interest.  In connection with the Transaction, the Company and the holders of the 5% Notes entered into a Written Consent and Waiver and Amendment to Note Agreement (the “5% Noteholder Agreement”) pursuant to which the holders of the 5% Notes consented to the Company granting a security interest in its assets to the holders of the Secured Notes and waiving their right to redeem the balance of their 5% Notes. In addition, the 5% Note holders agreed to extend the maturity of the $2.85 million remaining 5% Notes from October 31, 2007 to May 25, 2009, and received warrants to purchase an aggregate 163,793 shares of common stock at an exercise price of $4.35 (the “5% Warrants”). The 5% Warrants expire on May 25, 2009. The 5% Notes contain full-ratchet anti-dilution protection. As a result of the Transaction, the remaining 5% Notes are now convertible into shares of common stock at a conversion price of $3.60 per share.

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

Embedded Derivatives and Debt Discounts

The senior convertible notes and the convertible notes payable included a variety of conversion options, variable interest rate features, events of default, and certain variable liquidated damage clauses, that may be considered embedded derivative financial instruments.

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

As of December 31, 2006 and 2005, respectively, these derivatives were valued at $4,971 and $1,419. The principal's conversion option on the senior convertible note was valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 60%; and risk free interest rate of 4.79% as of December 31, 2006.

As of December 31, 2006 and 2005, the derivatives as well as warrants were recorded as discounts to the Notes and are being amortized over the expected term of the debt. At December 31, 2006, the unamortized discount on the Notes was $16,207 and $4,628 for 2006 and 2005, respectively.

Note 8 -	Transol Asset Purchase:

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

The assets purchased, as adjusted, included:

•	Contracts to provide automated red light enforcement services in six US cities at an aggregate of 39 approaches, of which 35 were fully installed and operating.

•	Equipment located at the contracted approaches used for providing automated red light enforcement services.

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

Purchase price allocation:

Accounts receivable	$7

Inventory	204

Capitalized system costs[1]	118

Property and equipment[1]	94

Contracts (intangible other assets)[1] Weighted-average amortization period of 52 months	1,337

$1,760

[1] These assets received a fair value allocation reduction totaling $95, due to fair value in excess of the $1,760 adjusted purchase price.

The value of contracts, net of amortization and impairment charges, at December 31, 2006 and 2005 was $11 and $1,225, respectively and was recorded in other assets.

Note 9 -	Leases payable:

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Note 10 -	Common and preferred stock:

Private Stock Placement

On January 31, 2006, the Company sold 1,237,811 shares of its common stock to fifteen accredited investors at $4.42 per share raising $4,822, net of expenses and issued warrants to purchase 371,339 shares of its common stock exercisable at $4.91 per share expiring on January 31, 2009. The Company used $1,250 of the proceeds to immediately retire the Heil Secured Promissory Note. Among the purchasers was Silver Star Partners, an affiliate of the Company, which purchased 220,589 shares and a warrant to purchase an additional 66,176 shares and Kuekenhof Equity Fund, L.P. an affiliate of the Company, which purchased 56,561 shares and a warrant to purchase an additional 16,968 shares.

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

One-for-Ten Reverse Stock Split:

The Company filed a certificate of amendment to its certificate of incorporation on April 11, 2003, causing a one-for-ten reverse stock split of the outstanding shares of the Company common stock effective on that date. The Company’s common stock began trading on a post reverse split basis on April 21, 2003 under the new trading symbol “NESO” (previously “NEST”). These financials reflect common stock and loss per share on a post-split basis. On July 1, 2005, the Company’s common stock began trading on the NASDAQ Global Market® under the trading symbol NEST. The Company moved to the NASDAQ Capital Market on November 27, 2006.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Preferred Stock:

Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $180 at December 31, 2006 and 2005.

Note 11 -	Options and warrants:

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

Twelve Months Ended
December 31, 2006

Cost of sales	$25
Engineering and operations	291
Research and development	119
Selling and marketing	79
General and administrative	1,992
Share-based compensation expense before tax	$2,506
Provision for income tax	---
Net share-based compensation expense	$2,506

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the twelve months ended December 31, 2006. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Twelve Months Ended
December 31, 2006
Expected option term (1)	5.25 years
Expected volatility factor (2)	164 to 169%
Risk-free interest rate (3)	4.3 to 5.0%
Expected annual dividend yield (4)	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

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

The Company did not recognize compensation expense for employee stock option grants for the years ended December 31, 2005 and 2004, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

The Company had previously adopted the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
		(As Restated)

Net loss, as restated	$(6,764)	(6,178)
Less: Total employee compensation
expenses for options determined
under the net fair value method	(2,724)	(4,913)
Pro forma net loss	(9,518)	(11,091)

Pro forma net loss per share:
- as restated	$(0.36)	$(0.34)
- pro forma	$(0.51)	$(0.61)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Expected term	8 years	8 years
Volatility	108%	113%
Risk-free interest rate	3.2 to 4.2%	1.6 to 6.6%
Dividend yield	0%	0%

During the year ended December 31, 2006, there were $6 intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) and $3 of cash was received from the exercise of options.

The total grant date fair value of stock options that vested during the year ended December 31, 2006 was approximately $2,314 with a weighted average remaining contractual term of 6.5 years.

As of December 31, 2006, there was $3,554 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The Company amortizes stock-based compensation on the straight-line method.

The Company did not realize any actual tax benefit for tax deductions from option exercise of the share-based payment arrangements for the year ended December 31, 2006.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

The following table presents the activity of the Company’s Stock Option Plans for the years ended December 31, 2006, 2005 and 2004 on post-reverse split basis.

	Year Ended December 31,
	2006		2005		2004
	Shares	Weighted Av. Ex. Price	Shares	Weighted Av. Ex. Price	Shares	Weighted Av. Ex. Price
Outstanding beginning of year	2,866,027	$4.87	2,887,655	$4.71	312,397	$5.75
Granted	559,000	3.11	474,665	5.63	2,777,650	4.66
Exercised	1,940	1.80	100,844	3.99	28,000	1.34
Canceled	469,234	4.80	395,449	4.81	174,392	6.28
Outstanding end of year	2,953,853	4.55	2,866,027	4.87	2,887,655	4.71

Options exercisable at year end	1,884,028	$4.77	1,413,243	$4.79	1,010,236	$4.87

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2006:

Options Outstanding						Options Exercisable
Range of Exercise Price			Number of Outstanding at 12-31-2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12-31-2006	Weighred Averaged Exercisable Price
$1.00	-	2.99	342,150	9.0	$2.26	38,450	$1.96
3.00	-	3.99	228,800	4.9	3.60	144,800	3.69
4.00	-	4.99	2,076,575	6.5	4.86	1,576,075	4.87
5.00	-	5.99	299,663	5.4	5.72	121,788	5.61
6.00	-	8.00	6,665	5.2	6.20	2,915	6.13
			2,953,853	6.6	$4.55	1,884,028	$4.77

Warrants

The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities. The Company issued 60,000 warrants in connection with the private placement in November 2004, and 100,000 warrants in connection with the private placement in May 2005. In 2006, the Company issued 371,339 warrants in connection with the January 2006 Private Stock Placement and 2,394,262 warrants in connection with the May 2006 Private Debt Placement.

The following table presents warrants outstanding after adjusting to a post-reverse split basis:

	Years Ended December 31,
	2006	2005	2004

Eligible, end of year for exercise, currently	2,925,601	178,331	80,611

Warrants issued	2,765,601	100,000	60,000

Low exercise price	$3.60	$4.80	$0.49
High exercise price	$4.91	$8.43	$2.72

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

The warrants outstanding as of December 31, 2006 are currently exercisable and expire at various dates through May, 2011. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $3.60 to $8.43 per share.

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

In addition, NTS Investors, LLC (the “Group”) received a warrant right in January 2001 to acquire up to 298,071 additional shares of common stock exercisable at the same price at which the then outstanding warrants of Nestor, Inc. were exercisable, but only in the event the then outstanding warrants were exercised, so as to maintain their initial ownership interest percentage. This warrant right decreased by 125,000 shares on March 1, 2002 with the expiration of TSAI’s warrant on that date. The Group exercised 124,952 warrants on a cashless basis during 2004 at prices of $3.98 to $ 4.63 per share, resulting in 59,898 shares of Nestor stock being issued. Warrants outstanding at December 31, 2005 includes 18,331 warrants belonging to the Group. In addition, the Group received a warrant to acquire 100,0000 shares of the Company’s common stock at $12.80 per share for three years as dilution protection against both the Company’s and NTS’s converted employee stock options outstanding at closing. This warrant expired on September 12, 2004. All such remaining warrants expired in January 2006.

Note 12 -	Segment and geographic information:

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

Note 13 -	Master lease assignment:

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

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Note 14 -	Other expense - net:

Other expense as reflected in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2006	2005	2004
Interest and dividend income	$392	$113	$79
Interest expense	(1,925)	(847)	(239)
Expense relating to financing operations	(330)	---	(63)
Unrealized gain/(loss)	8	(3)	(10)
Realized loss	---	---	(96)
Other income/(expense)	(10)	33	---
Gain (Loss) on disposal of fixed assets	---	---	(5)
Other expense - net	$(1,865)	$(704)	$(334)

Note 15 -	Income taxes:

During 2006 and 2005, the Company recorded deferred tax assets primarily for the benefit of net operating losses in the amount of $5,053 and $4,054 respectively. The cumulative amount of these assets, which is $26,576 and $21,523 at December 31, 2006 and 2005, respectively, is fully reserved. Due to the Company’s history of operating losses, management has concluded that realization of the benefit is not likely.

The Company has available at December 31, 2005, $62,110 and $36,619 of net operating loss carryforwards for federal and state purposes, respectively. Approximately $13,318 and $2,670 of these federal and state net operating loss carryforwards were acquired as part of the merger with NTS. These loss carryforwards may be applied against future taxable income and began to expire in 2005.

The Company’s effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2006, 2005, and 2004 as follows:

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

Note 16 -	Related party transactions:

On January 1, 1999, Nestor, Inc. entered into an exclusive license with NTS through the expiration date of the underlying patents protecting the technologies used in NTS’s products. The license provides for royalties, as defined, to be paid to Nestor, Inc. that are eliminated in consolidation.

See Note 7 and Note 10for transactions with Silver Star, Foundation Partners I, LLC and Kuekenhof Equity Fund L.P.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Note 17 -	Commitments and contingencies:

The following table summarizes the Company’s non-cancelable operating lease obligations at December 31, 2006:

Payments due in:	Non-Cancelable Operating Leases(1)
2007	398
2008	367
2009	367
2010	320
2011	113
Thereafter	---
$1,565

(1) Primarily facility lease obligations in Providence, RI and North Hollywood, CA.

As of December 31, 2006, we have no off balance sheet arrangements.

Rental expense was approximately $330, $394, and $224 during 2006, 2005, and 2004, respectively.

NTS entered into an operating lease dated June 21, 2000 for office and warehouse facilities in East Providence, Rhode Island. This lease provides for monthly rentals of $10 through July 2003 and then increased to $10 monthly through July 2005. Rent payments for this lease was $127 in 2003, $139 in 2004, and $120 for 2005. Space was leased adjacent to this facility in July 2004, for additional office and warehouse facilities. This lease provides for monthly rentals of $5 through May 2005 then increases two hundred dollars monthly in each of the two following years. Rent expense for this lease was $40 in 2004 and $50 for 2005. The Company relocated to new office and warehouse space in September 2005, and has recorded a reserve for lease termination costs related to the July 2004 adjacent space in the amount of $145 as of December 31, 2006 and 2005.

In September 2005, the company entered into a new office lease in Providence, RI, which calls for monthly lease payments ranging from $8 to $11 through September 2010.

In June 2006, the Company entered into an operating lease for office and warehouse facilities in North Hollywood, California. The lease calls for monthly rent of $19 through the lease term expiration in June 2011.

On October 13, 2004, the Board of Directors approved employment agreements for the Company’s Chief Executive Officer and Chief Operating Officer (now the CFO effective January 2006) through December 31, 2007. The agreements automatically renew for a two-year period unless the Company elects not to renew. The agreements provide for a base salary of not less than $250 (CEO)/$200 (COO) and annual performance-based bonuses to be determined by the Company’s Compensation Committee. See Form 8-K dated October 13, 2004 for further information. On March 25, 2005, the COO’s position changed to Executive Vice President of Nestor, Inc., and on January 5, 2006 his position was expanded to include the CFO responsibilities. On March 6, 2006, these employment agreements were amended to reduce the minimum salary to $225 (CEO) and $180 (CFO).

Further, in March 2005 the Board of Directors approved employment agreements for a new Chief Operating Officer and a Vice President and General Counsel of Nestor, Inc. through December 31, 2008. The agreements automatically renew for one year unless the Company elects not to renew. The agreements provide for a base salary of not less than $175 (COO)/$165 (Counsel) and the COO is entitled to receive performance-based cash and option bonuses, as defined. On March 6, 2006, these employment agreements were amended to reduce the minimum salary to $158 (COO) and $149 (General Counsel). In February 2007, the General Counsel resigned from the Company.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

In February 2007, the Board of Directors approved employment agreements for a new Vice President and General Council and its Vice President, Corporate Controller, and Chief Accounting Officer through December 31, 2008. The agreements automatically renew for one year unless the Company elects not to renew. The agreements provide for a base salary of not less then $149 (General Counsel) and $125 (CAO).

Note 18 -	Litigation:

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages. These cases have been consolidated in the U.S. District Court for the Northern District of Ohio. These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. The plaintiff amended her complaint on August 8, 2006 to include equal protection violations among her federal constitutional claims. We filed an answer to that amended complaint on August 18, 2006. Dispositive motions in the case were due by November 22, 2006.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court. On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings. Plaintiff filed an opposition to that motion on March 24, 2006. On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006. Dispositive motions in the case were due by November 22, 2006.

With respect to both of the above cases, the Court certified a question to the Ohio Supreme Court:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.

With respect to the underlying actions, discovery was complete at the time the Court certified the question to the Ohio Supreme Court.

In addition, from time to time, we are involved in legal proceedings arising in the ordinary course of business. Other than litigation, which is immaterial, we do not currently have any pending litigation other than that described above.

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Note 19-	Quarterly financial information (unaudited):

As described in Note 3 “Restatement of Consolidated Financial Statements” the quarterly information for the first three quarters for the fiscal year ended December 31, 2005 have been restated. The effects of this restatement are reflected below.

	Year Ended December 31, 2006 (As Reported)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,752	$2,004	$1,982	$2,349
Gross Profit	$401	$300	$323	$576
Net income (loss)	$(3,492)	$(4,004)	$2,648	$(2,643)
Basic and diluted income (loss) per share	$(0.17)	$(0.20)	$0.13	$(0.13)
Shares used in computing net income (loss) per share
Basic	19,979,780	20,365,812	20,378,648	20,386,816
Diluted	19,979,780	20,365,812	20,385,970	20,386,816

	Year Ended December 31, 2005
	First Quarter		Second Quarter
(As reported)	(As reported)	(As restated)	(As reported)	(As restated)
Revenues	$1,852	$1,852	$2,414	$2,414
Gross Profit	$660	$660	$678	$678
Net income (loss)	$(1,910)	$166	$(2,325)	$(3,444)
Basic and diluted income (loss) per share	$(0.10)	$0.01	$(0.12)	$(0.18)
Shares used in computing basic and diluted net income (loss) per share	18,751,942	18,751,942	18,815,049	18,815,049

	Third Quarter		Fourth Quarter	Total
	(As reported)	(As restated)
Revenues	$1,914	$1,914	$1,589	$7,769
Gross Profit	$624	$624	$75	$2,037
Net (loss)	$(2,792)	$(2,217)	$(1,269)	$(6,764)
Basic and diluted (loss) per share	$(0.15)	$(0.12)	$(0.07)	$(0.36)
Shares used in computing basic and diluted net (loss) per share	18,879,464	18,879,464	18,838,148	18,826,966

NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and Per Share Information

Note 20-	Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement 109,“Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2005 the FASB issued a Proposed Statement of Financial Accounting standards which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. The Company has evaluated the proposed statement as presently drafted and has determined that, if adopted in its current form, it would not have a significant impact on the computation of earnings per share.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning January 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for the Company’s interim reporting period beginning January 1, 2008. The Company is still evaluating the impact of this pronouncement.

Note 21-	Subsequent Event:

On March 30, 2007, the Company entered into a Note Purchase Agreement, which will be effective as of April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1.5 million of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

Speed Note holders will receive interest payments equal to (a) $5.00 per paid citation issued with the Equipment (for “as issued” contracts), (b) $6.00 per paid citation (for “as paid” contracts) and (c) 17% of amounts collected (for “fixed fee” contracts), subject to a minimum return of 10% per annum, payable quarterly in arrears. Payments will be made based upon citations issued from 16 speed units per $1.5 million in aggregate outstanding principal on all Notes. Once the Company has entered into contracts for the operation of 16 speed units, the Company may, but is not obligated to, sell an additional $1.5 million of Speed Notes.

The Speed Notes will mature on May 25, 2011, at which time the Company will pay all unpaid principal together with all accrued but unpaid interest. The Company may at any time redeem the Speed Notes at 110% of face value plus accumulated but unpaid interest.

The proceeds from the Speed Notes will be used, either prospectively or retrospectively, to fund the purchase price or cost of design, engineering, installation, construction, configuring, maintenance, or operation or improvement of property or equipment used in contracts signed after October 1, 2006 at a customer site, including without limitation, costs of site analysis and preparation.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective, in that they provide reasonable assurance (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We will be required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-K beginning with our filing for our fiscal year ending December 31, 2007.

ITEM 9B.	Other Information.

None.

ITEM 10.	Directors and Executive Officers of the Registrant.

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

ITEM 15(a)(2)

NESTOR, Inc.
Consolidated Financial Statement Schedule
Valuation and Qualifying Accounts and Reserves
(In Thousands)

For Years ended December 31, 2006, 2005, 2004

Accounts receivable allowance for doubtful accounts:

	2006	2005	2004
Balance at beginning of year	$164	$84	$84
Provision charged to expense	63	80	34
Write-offs and recoveries	---	---	(34)
Balance at end of year	$227	$164	$84

Inventory allowance for obsolescence:

	2006	2005	2004
Balance at beginning of year	$540	$50	$	---
Provision charged to expense	157	330		50
Provision in other accounts	---	173		---
Write-offs and recoveries	(155)	(13)		---
Balance at end of year	$542	$540		$50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESTOR, INC.
(Registrant)

/s/ William B. Danzell
William B. Danzell, Chief Executive Officer

/s/ Nigel P. Hebborn
Nigel P. Hebborn, Chief Financial Officer

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ George L. Ball	Chairman of the Board of Directors	March 30, 2007
George L. Ball

/s/ William B. Danzell	Director, President and Chief Executive Officer	March 30, 2007
William B. Danzell

/s/ Clarence A. Davis	Director	March 30, 2007
Clarence A. Davis

/s/ Michael C. James	Director	March 30, 2007
Michael C. James

/s/ David N. Jordan	Director	March 30, 2007
David N. Jordan

/s/ Nina R. Mitchell	Director	March 30, 2007
Nina R. Mitchell

/s/ Theodore Petroulas	Director	March 30, 2007
Theodore Petroulas

/s/ Daryl Silzer	Director	March 30, 2007
Daryl Silzer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation.
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
10.61
Incentive Stock Option Grant Agreement between Nestor and Teodor Klowan, Jr., dated May 5, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated May 1, 2006, is hereby incorporated by reference.

10.62
Securities Purchase Agreement by and among Nestor, Inc. and the Purchasers signatory thereto (the “Purchasers”) dated May 24, 2006 (including exhibits thereto) filed as an Exhibit to Nestor's Current Report on Form 8-K dated May 26, 2006, is hereby incorporated by reference.

10.63	Form of Restricted Stock Agreement dated July 3, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated July 3, 2006, is hereby incorporated by reference
10.64	Schedule of Director Payments filed as an Exhibit to Nestor's Current Report on Form 8-K dated July 3, 2006, is hereby incorporated by reference
10.65	Form of Senior Convertible Notes dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit A thereto)
10.66	Form of Warrants dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit B thereto)
10.67	Warrants in favor of Cowen & Co., LLC dated May 25, 2006, incorporated by reference from Nestor’s Quarterly Report on Form 10-Q filed August 14, 2006
10.68
Security Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc., CrossingGuard, Inc., dated May 25, 2006 incorporated by reference from Nestor’s Quarterly Report on Form 10-Q filed August 14, 2006

10.69
Guaranty and Suretyship Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc., CrossingGuard, Inc., dated May 25, 2006 incorporated by reference from Nestor’s Quarterly Report on Form 10-Q filed August 14, 2006

10.70
Borrower/Subsidiary Pledge Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc., CrossingGuard, Inc., dated May 25, 2006 incorporated by reference from Nestor’s Quarterly Report on Form 10-Q filed August 14, 2006

10.71
Security Agreement -- Trademarks, Patents and Copyrights by and between U.S. Bank National Association and Nestor, Inc., dated May 25, 2006 incorporated by reference from Nestor’s Quarterly Report on Form 10-Q filed August 14, 2006

10.72
Registration Rights Agreement by and among Nestor, Inc. and the buyers named therein dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit F thereto)

10.73
Form of Amended & Restated 5% Senior Convertible Notes dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit B to Exhibit J thereto)

10.74	Form of Common Stock Warrants dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit C to Exhibit J thereto)
10.75	Form of Incentive Stock Option Agreement dated November 1, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated November1, 2006, is hereby incorporated by reference
10.76	Incentive Stock Option Agreement between Nestor, Inc. and Tadas A. Eikinas dated September 8, 2006 incorporated by reference from Nestor’s Quarterly Report on Form 10-Q filed November 14, 2006
10.77
Employment Agreement between Nestor, Inc. and Teodor Klowan, Jr., dated February 1, 2007 filed as an Exhibit to Nestor's Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference

10.78
Employment Agreement between Nestor, Inc. and Brian R. Haskell, dated February 7, 2007 filed as an Exhibit to Nestor's Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference

10.79
Consulting Letter Agreement between Nestor, Inc. and Clarence A. Davis, dated February 7, 2007 filed as an Exhibit to Nestor's Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference

10.80	Form of Restricted Stock Agreement dated February 1, 2007 filed as an Exhibit to Nestor's Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference
10.81	Nestor Traffic Systems, Inc. Note Purchase Agreement effective as of April 1, 2007
23.01	Consent of Carlin, Charron & Rosen LLP dated March 30, 2007
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32	Statement Pursuant to 18 U.S.C. §1350*

*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.