Form 10-K/A
NESTOR INC
filed 2007-04-05
CIK 720851

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

The number of shares outstanding of the Registrant’s Common Stock at March 26, 2007 was 20,421,816

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

We generate recurring revenue through contracts with government entities that provide for equipment lease and services on a fixed monthly and/or per citation fee basis. As of December 31, 2006, we were generating revenue from 212 installed CrossingGuard-equipped approaches in 29 municipalities in eight states and one Canadian province, and eleven speed units in five municipalities. As of that date, our active contracts with state and local governments authorized the installation of CrossingGuard at up to an additional 245 approaches and thirteen speed units.

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

ITEM 2.  Properties

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Performance Graph

Following is a chart comparing the cumulative total stockholder return on its Common Stock over a five-year period with the cumulative total stockholder return of (i) a broad equity market index, and (ii) a peer group comprising Nasdaq non-financial stocks with Standard Industrial Codes of 0100 through 5999 and 7000 through 9999.

ITEM 6.  Selected Financial Data

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

We are a capital-intensive business, so in addition to focusing on GAAP measures, we focus on modified EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or debt extinguishment costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. Then we exclude derivative instrument income or expense, debt discount expense, share-based compensation expense, and asset impairment charges. These measures eliminate the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and these measures provide us with a means to track internally generated cash from which we can fund our interest expense and our growth. In comparing modified EBITDA from year to year, we also ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as modified EBITDA. Because modified EBITDA is a non-GAAP financial measure, we include in the tables below reconciliations of modified EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

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

The following table provides summary information regarding our active CrossingGuard contracts.

	December 31,
	2006	2005	2004
Number of Approaches and Units:

Installed, operational and revenue-generating:
CrossingGuard red light approaches	212	171	111
Poliscanspeed Units	11	4	0
Additional Authorized Approaches:
CrossingGuard red light approaches	245	172	128
Poliscanspeed Units	13	5	0

Total	481	352	239

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

NESTOR, INC.

CONTENTS

		Page Number

	Report of Independent Registered Public Accounting Firm	47

Item 1	Financial Statements:

	Consolidated Balance Sheets	48
	December 31, 2006 and 2005

	Consolidated Statements of Operations	49
	For the Years Ended December 31, 2006, 2005, 2004 (as restated)

	Consolidated Statements of Stockholders’ Equity	50
	For the Years Ended December 31, 2006, 2005, 2004 (as restated)

	Consolidated Statements of Cash Flows (Unaudited)	51
	For the Years ended December 31, 2006, 2005 and 2004 (as restated)

	Notes to Condensed Consolidated Financial Statements	52

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

Based upon our Chief Executive Officer's and Chief Financial Officer's evaluation, these officers concluded that as of December 31, 2006, our disclosure controls and procedures were effective, in that they provide reasonable assurance (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B.	Other Information

None.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of Nestor’s code of ethics is available without charge by writing to: Nestor, Inc., 42 Oriental Street, Providence, Rhode Island 02908, Attention: Nigel P. Hebborn.  The Company has posted the Code of Ethics on the Company's web site at www.nestor.com under Investor Information and intends to disclose any amendment to its Code of Ethics on its web site.  In addition, any waiver of a provision of the Code of Ethics for the CEO, CFO, Controller or persons performing similar functions shall be disclosed by the filing a Form 8-K as required by the rules of the NASDAQ Capital Market.

ITEM 11.	Executive Compensation

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

ITEM 13.	Certain Relationships Related Transactions and Director Independence

Incorporated by reference from the Company's definitive proxy or information statement to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year.

ITEM 14.	Principal Accountant Fees and Services

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

NESTOR, INC.
(Registrant)

/s/ William B. Danzell
William B. Danzell, Chief Executive Officer

/s/ Nigel P. Hebborn
Nigel P. Hebborn, Chief Financial Officer

Date: April 5, 2007

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.