Form 10-K/A
NESTOR INC
filed 2007-04-30
CIK 720851

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

The number of shares outstanding of the Registrant’s Common Stock at April 25, 2006 was 20,421,816.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information, regarding the directors, and executive officers of the Company:

Name	Age	Director/Officer Since	Capacities in which served
George L. Ball	68	2003	Director, Chairman of the Board
William B. Danzell	52	2003	Director, President and Chief Executive Officer
Clarence A. Davis	65	2006	Director
Michael C. James	48	2006	Director
David N. Jordan	63	2003	Director
Nina R. Mitchell	48	2006	Director
Theodore Petroulas	52	2006	Director
Daryl Silzer	52	2006	Director
Nigel P. Hebborn	48	1996	Executive Vice President, Treasurer and Chief Financial Officer of Nestor, Inc. and President of Nestor Traffic Systems, Inc.
Tadas (Todd) A. Eikinas	40	2005	Vice President, Chief Operating Officer
Brian R. Haskell	44	2007	Vice President, General Counsel and Secretary
Teodor (Ted) Klowan, Jr.	38	2006	Vice President, Corporate Controller and Chief Accounting Officer

George L. Ball is the Chairman of Sanders Morris Harris Group “SHMG”), the largest investment banking firm headquartered in the Southwest. Mr. Ball was appointed to the board of directors of SMHG at the time of the merger between Harris Webb & Garrison (“HWG”) and Sanders Morris Mundy (“SMM”). Prior to the merger, he served as Chairman of the Board and a director of SMM. Since the merger with HWG, Mr. Ball has served as Chairman of the Board and a director of Sanders Morris Harris Inc., as a director of SMH Capital, Inc. and SMH Capital Advisors, Inc., and on the management committee of Salient Capital Management, LLC, the general partner of Salient Partners, L.P. and Salient Trust Company, LTA, Charlotte Capital, LLC, and Select Sports Group Holdings, LLC. He served as a director of SMM from May 1992 until the merger with HWG, and was its non-executive Chairman of the Board from May 1992 to July 1997. From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson Inc. From September 1991 to September 1992, he was a consultant to J. & W. Seligman & Co. Incorporated. Mr. Ball served as President and Chief Executive Officer of Prudential-Bache Securities, Inc. from 1982 until 1991 and Chairman of the Board from 1986 to 1991. He also served as a member of the Executive Office of Prudential Insurance Company of America from 1982 to 1991. Before joining Prudential, Mr. Ball served as President of E.F. Hutton Group, Inc. Mr. Ball is a former governor of the American Stock Exchange and the Chicago Board Options Exchange, and served on the Executive Committee of the Securities Industries Association. Mr. Ball also serves as a director of RediClinic, LLC, a leading provider of high-quality convenience care centers located in retail stores.  He is a graduate and former trustee of Brown University and currently serves on the boards of several national nonprofit institutions.

William B. Danzell became Chief Executive Officer and President of Nestor, Inc. in 2003. Mr. Danzell serves as Nestor Traffic Systems, Inc.’s Chairman of the Board of Directors and Chief Executive Officer. Mr. Danzell also holds the position of President of Danzell Investment Management, Ltd., a private investment management and consulting company to restructuring corporations and is Managing Director of Silver Star Partners I, LLC. He was employed by Prudential Securities, Inc. from 1983 to 1995 and held the position of Senior Vice President-Portfolio Manager. He began his career in the financial industry in 1981 with Merrill Lynch. Mr. Danzell received his Economics degree from Colgate University (Hamilton, NY) in 1977.

Clarence A. Davis is the retired Chief Operating Officer of the American Institute of Certified Public Accountants (AICPA). Mr. Davis began his affiliation with AICPA in 1998 as its CFO, and was named COO in 2000, a position he held until his retirement in 2005. As COO, Mr. Davis was responsible for planning and directing all aspects of the organization's day-to-day operations, including finance and administration, technology, program management and quality assurance. Mr. Davis operated Clarence A. Davis Enterprises, Inc. from 1990 to 1998, a financial and organizational consulting firm that provided due diligence investigations for acquisitions and forensic accounting investigations for diverse industries, including financial institutions, broadcasting, film/program syndication, optical, agribusiness and light manufacturing. His forty-year financial career includes a Senior Partnership at Spicer & Oppenheim. In 2004, Mr. Davis was appointed to a three-year term with the American Red Cross Liberty Fund and September 11 Recovery Oversight Commission, and he currently serves as a director of Gabelli Global Deal Fund. Mr. Davis was awarded a Bachelor of Science degree in Accounting from Long Island University in 1967 and is a certified public accountant.

Michael C. James is the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company. Mr. James also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P., and he serves as a director of SpectRx. He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held the position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer. He was employed by National Discount Brokers from 1986 to 1991 and held the positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James received a B.S. degree in Accounting from Fairleigh Dickenson University in 1980.

David N. Jordan is President of L-J Inc., a general contracting firm headquartered in Columbia, South Carolina. Mr. Jordan began working for L-J Inc. in 1966 as a Field Supervisor and became President of the company in 1973. Mr. Jordan holds a B.S. degree in Marketing from the University of South Carolina.

Nina R. Mitchell, Principal of MTX Wealth Management, LLC since January 2007, is responsible for the overall management, marketing and corporate policy at MTX. She also provides personal financial planning and investment advisory services to clients and oversees the Company's new business development and operations. Prior to establishing MTX, Ms. Mitchell worked as President of SFX Financial Advisory Management Enterprises, Inc. from 2002 to 2007; as Senior Vice President of SFX Financial from 1998 to 2002; as Senior Vice President with Falk Associates Management Enterprises, Inc. and its related financial services affiliate, Financial Advisory Management Enterprises, Inc. from 1992 to 1998; and at ProServ, Inc. from 1983 to 1992, providing financial planning services primarily for professional athletes and their families. Nina is a 1981 Accounting Graduate of the University of Maryland and a Certified Public Accountant.

Theodore Petroulas, a private investor, was a co-founder and Executive Vice President of Clinton Group, Inc., an investment advisor firm in New York from 1991 to 2004. He was responsible for all the analytical research and the development of the computer systems used to implement the investment strategies of the firm and later led the new product development of the company with emphasis in structured products. Mr. Petroulas started his career in Wall Street as a Vice President of Bear, Stearns & Co. Inc., in New York and later as a Vice President of Greenwich Capital Markets, Inc., in Greenwich, CT. Mr. Petroulas received a Ph.D. in Chemical Engineering from the University of Minnesota in 1984 and B.S. from the National Technical University of Athens, Greece in 1978.

Daryl Silzer has been the President and CEO of SecurTek Monitoring Solutions based in Yorkton, Saskatchewan, Canada since 2005. Prior to his engagement at SecurTek, Mr. Silzer was President and CEO of Navigata Communications with headquarters in Vancouver, Canada beginning in 2004. Before Navigata, the majority of Mr. Silzer’s career was with Saskatchewan Telecommunications, most recently as General Manager of Strategic Development in 1998 with responsibility for planning, as well as merger and acquisition activities. Mr. Silzer holds a diploma in Business Administration from the University of Regina and is a graduate of the Queens Executive Program.

Nigel P. Hebborn, Executive Vice President, Treasurer and Chief Financial Officer of Nestor, Inc. and President, Treasurer and Chief Financial Officer of Nestor Traffic Systems, Inc., joined the Company in October 1996. He is responsible for the Company’s financial and corporate development activities, including working with the Company’s management in the development and roll-out of commercial applications. Before joining Nestor, he was President of Wolffish Consulting Services, Inc., a consulting and background reporting firm. Prior to forming Wolffish Consulting Services, Inc., Mr. Hebborn served as Vice President Finance of Nova American Group, Inc., in Buffalo, New York and as President of various subsidiaries of this insurance and banking holding company. Earlier in his career, Mr. Hebborn, a CPA, was employed by Price Waterhouse.

Tadas (Todd) A. Eikinas, Chief Operating Officer of Nestor, Inc., joined the Company in September 2004 as National Program Manager and was promoted to his current position in March 2005. Mr. Eikinas has 15 years of experience in building, implementing and supporting large-scale systems integration projects with a strong emphasis on managing the installation and operation of Automated Photo Enforcement programs. Mr. Eikinas came to Nestor from Peek Traffic, Inc., where he served as Director of its Automated Enforcement Program and IT since 2001. He was the technical manager of Americas Technology Operations at Arthur Andersen, LLP in 2001. He was the Manager of Information Systems at Kforce.com in 2000, Assistant Vice President of Open System at Citizens Bank in 1999 and Assistant Vice President and Manager of Technical Operations at State Street Corporation, Financial Markets Group in 1997. Mr. Eikinas holds a Bachelor of Science degree in Electrical Engineering Technology from Northeastern University.

Brian R. Haskell, a lawyer since 1994, is Vice President, General Counsel and Secretary of the Company. Before joining the Company in February of 2007, Mr. Haskell was in private practice, practicing in all areas of business law including securities law, mergers and acquisitions, and general corporate counseling. Mr. Haskell previously was a partner in a firm that he co-founded in 2003 and prior to that, an associate from 1999 until 2002 and then a partner at Hinckley, Allen & Snyder LLP and was previously affiliated with LeBoeuf, Lamb, Greene & MacRae, LLP. Mr. Haskell also served as clerk to the Connecticut Supreme Court. Mr. Haskell was elected Secretary of the Company in 2007. Before entering the legal profession, Mr. Haskell was enlisted in the United States Navy as a Member of the U.S. Navy Band. Mr. Haskell is an honors graduate of the University of Connecticut School of Law and graduated summa cum laude from the University of Rhode Island.

Teodor (Ted) Klowan, Jr., CPA, MBA, a CPA since 1991, is Vice President, Corporate Controller, and Chief Accounting Officer of Nestor, Inc. Prior to joining the Company in May 2006, Mr. Klowan was Corporate Controller of MatrixOne, Inc. in 2005 and Corporate Controller and Chief Accounting Officer at Helix Technology Corporation during his tenure from 1999 to 2004. Prior to joining Helix Technology Inc., Mr. Klowan was Assistant Corporate Controller of Waters Corporation from 1996 to 1999. Prior to 1996, Mr. Klowan worked in management and staff positions at Banyan Systems, Inc. and Ernst & Young. Mr. Klowan holds a Bachelor of Business Administration degree in accounting from Bryant University and a Masters of Business Administration degree in international business from Clark University.

Audit Committee

During the first part of fiscal year 2006, the Company’s audit committee comprised three Directors: Terry E. Fields, Albert H. Cox, Jr. and David N. Jordan. In the second part of 2006, the Company’s audit committee comprised Michael C. James, Clarence A. Davis and Nina R. Mitchell. The Audit Committee operates under a written charter adopted by the Board of Directors on December 17, 2003 and amended on April 8, 2004. The Board of Directors determined that each member of the Audit Committee qualified as independent director during fiscal year 2006, as required by the Audit Committee Charter. In making this determination, the Board of Directors applied the independence criteria of Nasdaq’s Marketplace Rules and the Securities Exchange Act, as amended (the “Exchange Act”). The Audit Committee met seven times in 2006.

In February of 2007, Mr. Davis resigned his position as member and Chairman of the Audit Committee because he was engaged by the Board as a consultant to the Company. As a result of his compensation for these consulting services, Mr. Davis no longer satisfied the independence requirements for membership on the Audit Committee and was therefore disqualified from service on the Audit Committee. Thodore Petroulas was elected by the Board to replace Mr. Davis on the Audit Committee and Michael C. James was elected by the Board to serve as Chairman.

Audit Committee Financial Expert

The Board of Directors determined that the former Chairmen of the Audit Committee, Terry E. Fields and Clarence A. Davis, qualified as an “Audit Committee Financial Expert” and that Terry E. Fields and, prior to his engagement by the Board as a consutant, Clarence A. Davis were “independent” of Nestor’s management under Nasdaq’s Marketplace Rule 4200(a)(15) and Rule 10A-3 under the Exchange Act (“SEC Rule 10A-3”). Because Mr. Davis resigned his position as Chairman and member of the Audit Committee in February 2007, the Board appointed Michael C. James to serve as Chairman of the Audit Committee and the Board has determined that Mr. James is “independent” of Nestor’s management under Nasdaq’s Marketplace Rule 4200(a)(15) and SEC Rule 10A-3. The Board of Directors has determined that Mr. James qualifies as an “Audit Committee Financial Expert” as defined under SEC rules.

The Audit Committee is responsible, among other things, for assisting the Board with oversight of the Company’s accounting and financial reporting processes and audits of its financial statements, including the integrity of the financial statements, compliance with legal and regulatory requirements, the independence and qualifications of the Company’s auditor firm. The Committee is directly responsible for the appointment, compensation, terms of engagement and oversight of the work of the audit firm. A copy of the Audit Committee Charter is available on the Company’s website a www.Nestor.com under “Investor Information.”

Code of Ethics

The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of Nestor’s code of ethics is available without charge by writing to Nestor, Inc. 42 Oriental Street, Providence, Rhode Island 02908, Attention: Nigel P. Hebborn and on the Company’s website on the “Investor Information” page. Our website address is http://www.nestor.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company. Except for a Form 4 filed on December 10, 2006 reporting a transaction that occurred on December 1, 2006 by William B. Danzell, the Company’s Chief Executive Officer, to the Company’s knowledge, based solely upon a review of the forms, reports, and certificates furnished to the Company by such persons with respect to the fiscal year ended December 31, 2006, all such reports with respect to such fiscal year were filed on a timely basis.

Procedure for Nominating Directors

The Company has a nominating committee comprising Daryl Silzer, Clarence A. Davis and David N. Jordan. The Nominating Committee identifies, evaluates and nominates director candidates for election at the Company’s annual meeting of shareholders or to fill vacancies on the board of directors. The process followed by the Nominating Committee in fulfilling those responsibilities includes recommendations by board members and requests recommendations from others, meeting to discuss and evaluate biographical information, experience and other background material relating to potential candidates and interviews of selected candidates. The Nominating Committee met three times in 2006. All members of the Nominating Committee other than Clarence A. Davis, are “independent” of the Company’s management under Nasdaq’s Marketplace Rule 4200(a)(15) and SEC Rule 10A-3

In considering candidates, the Nominating Committee assesses, in its judgment, the relevant qualities possessed by the candidate, which include integrity; business acumen, experience and judgment; knowledge of the Company’s business and industry; ability to understand the interests of various constituencies of the Company and to act in the interests of all shareholders; potential conflicts of interest; and contribution to diversity on the board of directors. The Nominating Committee believes that the backgrounds and qualifications of the Company’s directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that assist the board of directors in fulfilling its responsibilities.

The Nominating Committee will consider candidates recommended by individual shareholders, if their names and credentials are provided to the Nominating Committee on a timely basis for consideration prior to the annual meeting. Shareholders who wish to recommend an individual to the Nominating Committee for consideration as a potential candidate for director should submit the name, together with appropriate supporting documentation, to the Nominating Committee at the following address: Nominating Committee, c/o Corporate Secretary, Nestor, Inc, 42 Oriental Street; Providence, RI 02908. A submission will be considered timely if it is made during the timeframes disclosed in this proxy statement under “Shareholder Proposals.” The submission must be accompanied by a statement as to whether the shareholder or group of shareholders making the recommendation has owned more than 5% of the Company’s Common Stock for at least a year prior to the date the recommendation is made. Submissions meeting these requirements will be considered by the Nominating Committee using the same process and applying substantially the same criteria as followed for candidates submitted by others. If the Nominating Committee determines to nominate and recommend for election a shareholder-recommended candidate, then the candidate’s name will be included in the Company’s proxy card for the next annual meeting of shareholders.

Item 11. Compensation of Directors and Executive Officers

Compensation Discussion and Analysis
Objectives of the Company’s Executive Compensation Program

The Company’s Compensation Committee’s (the “Committee”) philosophy provides that the Company’s executive compensation program be performance driven and market driven. Accordingly, the Company provides a meaningful portion of its executive compensation in the form of stock based awards. The objectives of the Company’s executive compensation program are aligned with the Committee’s philosophy and are as follows:

•	To focus senior management on achieving financial and operating objectives that provide long-term shareholder value;

•	To align the interests of senior management with the interests of the Company’s shareholders;

•	To attract and retain senior executive talent.

What is the Company’s Executive Compensation Program designed to Reward?

The compensation program is designed to motivate and reward executives for sustained high levels of achievement of the Company’s financial and operating objectives. It is the Company’s general intent to provide base salaries that are less than the market median for similarly situated executives in comparable firms, and to provide incentive opportunities that are in line with or in excess of the market median. In aggregate, these two components, less than median base salaries and greater than median incentives, provide a total target cash compensation opportunity that approximates the median of the market. Actual base salaries may vary from this generally targeted position based on the performance, tenure, experience and contributions of the individual. Actual incentives will vary with the performance of the Company. Actual total cash can be less than or greater than the median of the market, based on these factors. The Company believes that the structure of its total cash compensation effectively aligns executives with shareholders by placing emphasis on the achievement of positive Modified EBITDA and earnings per share growth objectives.

Positive Modified EBITDA and sustained high levels of annual achievement of earnings per share growth goals drives long-term shareholder value and the Company’s compensation program is designed to reward the creation of shareholder value through the use of stock options. Stock options align executive compensation with shareholder interests because options only have value to the executive if the stock price increases over time. The value of the Company’s stock option grants enhances the competitive position of the executive’s total direct compensation (base salary, annual bonus, if any, and stock options) and further increases the orientation of total compensation toward performance-based instruments.

What are the elements of executive compensation?

There are three key elements of executive compensation: base salary, discretionary senior management incentive bonus (“annual incentive”), and long-term performance-based awards.

Base Salary

The base salaries for senior executives are reviewed annually by the Committee. Individual salaries are based upon a combination of factors including past individual performance and experience, Company performance, scope of responsibility, competitive salary levels and an individual’s potential for making contributions to future Company performance. The Committee considers all these factors in determining base salary increases and does not assign a specific weighting to any individual factor.

Base salary for senior executives for fiscal year 2006 was decreased by 10.0% as part of a Company wide cost reduction program. This reduction was approved by the Committee on March 6, 2006. This decrease was determined by the Committee based on the Company’s failure to achieve its stated objectives.

At the end of fiscal 2006, the Committee considered the factors listed above in determining the 2007 salary levels for executive officers, including the Company’s below target Modified EBITDA performance and lower than expected earnings per share performance for fiscal 2006. For 2007, the Committee recommended base salaries for executive officers remain unchanged. The 2007 base salaries for all executive officers remain below the market median for their respective positions which is consistent with the Company’s philosophy to emphasize performance-based pay.

Annual Incentive

Each member of senior management may be considered for an annual bonus. These bonuses may be awarded or withheld in the sole discretion of the Committee. The Company has not established specific performance criteria for consideration of executive bonuses, but rather makes bonus determinations based on the Company’s overall performance and achievement of its stated objectives.

As a result of continuing losses, and failure of the Company to achieve positive Modified EBITDA in 2006, the Committee elected not to award bonuses to senior executives of the Company except for a bonus to Todd Eikinas, who received a $10,000.00 bonus as a reward for extraordinary efforts related to the development and deployment of of the Company’s speed and red light enforcement technologies. The Committee will consider senior executive bonuses at the end of the 2007 fiscal year, but currently, no bonuses are anticipated.

Long-Term Performance-Based Awards

Stock options are granted to executive officers and other members of senior management to align the interests of executives with those of the Company’s shareholders. The Company believes that stock options provide strong alignment between shareholders and executives because the value of a stock option to an executive is directly related to the stock price appreciation delivered to shareholders over time. Conversely, poor stock price performance provides no stock option value to the executive.

At this time, the Committee has not reviewed or evaluated in detail various long-term incentive instruments with a compensation consultant.

The Committee will continue to consider future stock option grants. It is the intention of the Committee to consider the grant of stock options to senior management annually at the Committee’s December meeting. Grant prices are established based on the closing price of the Common Stock on the date of grant.

Other Compensation

The Company does not offer any perquisites for the exclusive benefit of executive officers. Senior executives are eligible to participate in other compensation and benefit plans that are generally offered to other employees, such as the Company’s regular 401(k) plan, health and insurance plans.

Why does the Company choose to pay each element?

Each element of compensation addresses specific objectives of the program and together they meet the overall objectives of the Company’s executive compensation program. The mix of short-term cash incentives and long-term equity incentives focuses executives on achievement of annual financial and operating objectives that drive long-term shareholder value. The Company does not target a specific mix of compensation between short-term and long-term vehicles. The Company does consider multiple factors, including the competitive market and Company and individual performance.

Base salaries are important in attracting and retaining senior executives. It is the Company’s general intent to set base salaries slightly below market median levels relative to the market for comparable positions and to consider the base salary amount in conjunction with the annual target incentive bonus amount. Based on the Company’s recent performance, the Committee has reduced executive compensation and has declined to award any incentive bonuses.

Long-term equity based compensation awards are designed to motivate senior executives and other key employees to contribute to the Company’s long-term growth of Modified EBITDA and shareholder value and to align executives’ compensation with the growth in the Company’s stock price.

Competitive Market Assessment

Competitive market data is an important component in determining the amount of compensation for each element and each executive. Although the Committee has not utilized an outside external compensation consultant to provide advice on the structure of executive compensation, the Committee is generally aware of competitive data on base salary, total cash compensation, and long-term incentives. In addition, the Committee reviews the total compensation package for an executive from the perspective of total direct compensation which includes base, actual bonus, if any, and the value of the long-term incentive grant.

Management’s Role in Executive Compensation

The Committee approves all compensation decisions for the executive officers. In discharging its responsibility with regard to the compensation of the Company’s CEO and other senior executives, the Committee seeks the CEO’s assessment of the performance of the Company and other executive officers, and his recommendations for the compensation of other executive officers. The Committee makes all decisions with respect to the compensation of the CEO and executive officers. No executive officer makes any decision on any element of his/her own compensation.

Tax and Accounting Implications

The Committee considers all the tax and accounting aspects of the compensation instruments utilized by it in determining the most efficient method to use in delivering executive compensation.

How does each element and the Company’s decision regarding that element fit into the Company’s overall compensation objectives and affect decisions regarding other elements?

The Committee considers the effectiveness of each element of compensation in meeting the Company’s overall objectives for executive compensation as well as the competitive marketplace for each element of compensation. In addition, the Committee reviews the combined total of all compensation elements, or total direct compensation, in order to appropriately position total direct compensation relative to both the marketplace and the Company’s objectives. The Committee also believes that it is important to provide meaningful reward and recognition opportunities to executive officers irrespective of the potential gains the executive may realize from prior awards.

Certain Relationships and Related Transactions and Director Independence

Compensation Committee Report

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K promulgated by the SEC. Based on these discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Form 10-K file by the Company with the SEC.

Michael C. James (Chairman)
Nina R. Mitchell
Theodore Petroulas

The table below summarizes the total compensation paid or earned by Coampany’s CEO, CFO and each other executive officer that received compensation in excess of $100,000 for the fiscal year ended December 31, 2006 the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Calendar Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Comp- ensation (2)	Total ($)
William B. Danzell President and CEO	2006	231,621	0	0	0	516	232,137
Nigel P. Hebborn EVP, Treasurer and CFO of Nestor, Inc. and President of Nestor Traffic Systems, Inc.	2006	187,789	0	0	0	516	188,305
Tadas A. Eikinas Chief Operating Officer	2006	159,755	10,000	0	0	516	170,271
Benjamin M. Alexander (3) Vice President, General Counsel and Secretary	2006	163,588	0	0	0	516	164,104
Teodor Klowan, Jr., CPA (4) Vice President, Corporate Controller , and Chief Accounting Officer	2006	77,942	0	0	0	45,363	123,305

(1)
The SFAS 123R expense was determined using the Black Scholes option pricing model without regard to estimated forfeitures. The assumptions used to calculate the SFAS 123R expense are disclosed in footnote 11 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)	Payment of group term life insurance premiums and consulting fees paid to Mr. Klowan prior to his employment with the Company.
(3)	Mr. Alexander resigned from the Company effective February 14, 2007.
(4)	Mr. Klowan joined the Company in May 2006. Mr. Klowan was a consultant to the Company from January 2006 to April 2006.

Employment Agreements

Employment Agreement with William B. Danzell. On October 13, 2004, Nestor, Inc. entered into an employment agreement with William B. Danzell, President and Chief Executive Officer of the Company. The employment agreement, as amended on March 6, 2006, provides that Mr. Danzell will be paid a base salary of not less than $225,000 per year and annual performance-based bonuses to be determined by Nestor’s Compensation Committee. Pursuant to the agreement, Mr. Danzell was also paid $75,000 for services performed without compensation when he was first elected chief executive officer and president; $37,500 of which was paid in 2004 and $37,500 of which was paid in 2005.

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

Employment Agreement with Nigel P. Hebborn. On October 13, 2004, Nestor, Inc. entered into an employment agreement with Nigel P. Hebborn. Mr. Hebborn is Nestor’s Executive Vice President and CFO and the President of Nestor Traffic Systems, Inc. The employment agreement, as amended on March 6, 2006, provides that Mr. Hebborn will be paid a base salary of not less than $180,000 per year and annual performance-based bonuses to be determined by Nestor’s Compensation Committee.

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

Employment Agreement with Tadas A. Eikinas. On March 29, 2005, Nestor, Inc. entered into an employment agreement with Tadas A. Eikinas. Mr. Eikinas’s employment agreement, as amended on March 6, 2006, provides for a base salary of $157,500 per year, an option grant and bonuses based on reaching project objectives. The term of the agreement is from its date until December 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by October 31, 2008. The employment agreement provides that in the event of Mr. Eikinas’s termination without Cause or resignation for Good Reason (each as defined in the agreement), Mr. Eikinas will receive one year’s base salary and one year of accelerated vesting with respect to his option.

Employment Agreement with Teodor Klowan, Jr. On February 1, 2007, Nestor, Inc. entered an employment agreement with Teodor Klowan, Jr., the Company’s Vice President, Corporate Controller and Chief Accounting Officer. Mr. Klowan’s employment agreement provides for base salary of $125,000 per year and that options previously granted will automaticly vest and become immediately exercisable (a) upon a Change in Control Event (as defined in the Employment Agreement), and (b) if Mr. Klowan’s employment is terminated without cause or for a good reason (each as defined in the Employment Agreement). The Compensation Committee may, in its sole discretion, award a bonus to Mr. Klowan. The term of the employement agreement runs until December 31, 2008 and by its own terms renew for one year unless the Company elects not to renew by October 31, 2008. In the event of Mr. Klowan’s termination without cause or resignation for good reason, Mr. Klowan will receive one year’s base salary and three years of accelerated vesting with respect to his option.

GRANTS OF PLAN BASED AWARDS

The following table provides information on all plan based awards to the Named Executives by the Company for the fiscal year ended December 31, 2006.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)		Exercise or Base Price of Option Awards ($/Sh) (2)		Grant Date Fair Value of Stock and Option Awards (3)

William B. Danzell President and CEO		0
Nigel P. Hebborn EVP, Treasurer and CFO of Nestor, Inc. and President of Nestor Traffic Systems, Inc.	11/01/2006	0	10,000		$2.16		$20,853
Tadas A. Eikinas Chief Operating Officer	9/8/2006	0	25,000		$2.90		$70,038
Benjamin M. Alexander Vice President, General Counsel and Secretary	11/01/2006	0	25,000		$2.16		$52,132
Teodor Klowan, Jr., CPA Vice President, Corporate Controller , and Chief Accounting Officer	5/4/2006 11/01/2006	0	75,000 10,000	$ $	3.40 2.16	$ $	242,820 20,853

(1)	Reflects the number of ISO and non-qualified stock options granted by the Compensation Committee. These options will generally vest over five years.
(2)	Reflects the closing price of the common stock on the date of grant.
(3)
Reflects the SFAS 123R fair value the stock option grant made on the date of grant without regard to forfeitures. Assumptions used to value these awards using the Black-Scholes option pricing model are disclosed in footnote 11 to the audited financial statements included in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006.

The non-qualified stock option awards listed in the Grants of Plan-Based Awards Table were granted pursuant to the Company’s 2004 Stock Incentive Plan, as amended. These 2006 stock option awards were granted at a meetings of the Committee held on May 4, 2006, September 8, 2006, and November 1, 2006. The exercise price for each option is equal to the closing market price of the Common Stock on the date of grant. Most stock option grants vest at a rate of 20% to 25% per year for four or five years and have a eight to ten-year term. There were no re-pricings or modifications of stock option awards for executive officers. On April 11, 2007, the Board voted to reprice 125,000 options to purchase shares of common stock granted to the Company’s CEO, William B. Danzell, from an exercise price of $4.95 to an exercise price of $2.00. These options remain fully vested.

Pursuant to the Mr. Danzell’s employment agreement, on October 13, 2004, Nestor granted, under the terms of its 2004 Stock Incentive Plan, two options to purchase 330,000 and 300,000, respectively, shares of Nestor common stock, $.01 par value per share, to Mr. Danzell at an option exercise price of $4.95 per share. The first option becomes exercisable for 100,000 of the shares subject to the option on December 31, 2004, for 200,000 such shares on December 31, 2005 and for 30,000 such shares on December 31, 2006 and expires on October 13, 2012. The second option becomes exercisable on the earlier of (a) October 13, 2012 or (b) with respect to 100,000 shares, the first date on which Share Price (as defined in the agreement) equals or exceeds 117.5% of Share Price on October 13, 2004 ($5.81625), and with respect to 200,000 shares, the first date on which Share Price equals or exceeds 138.0625% of Share Price on October 13, 2004 ($6.83409), and expires on October 12, 2014. Both of these Share Price targets have been achieved and, accordingly, this second option is fully vested. The Company is further obligated under Mr. Danzell’s employment agreement to grant him an option to purchase 170,000 shares at an exercise price of $4.95 per share vesting on December 31, 2006 and expiring on October 13, 2012 and an option to purchase 200,000 shares at an exercise price of $4.95 per share becoming exercisable on the earlier of (a) October 13, 2012 or (b) the first date on which Share Price equals or exceeds 162.2234375% of Share Price on October 13, 2004 ($8.03) and expiring on October 12, 2014. The options are incentive stock option to the extent permitted under the Internal Revenue Code of 1986, as amended, with any amount in excess of permitted levels under the Code to be treated as a non-statutory stock option to the extent of such excess. Vesting of all of Mr. Danzell’s options accelerate if, following a Change in Control (as defined in the agreement), Nestor terminates Mr. Danzell’s employment without Cause or Mr. Danzell resigns for Good Reason.

Pursuant to Mr. Hebborn’s employment agreement, on October 13, 2004, Nestor granted, under the terms of its 2004 Stock Incentive Plan, two options to purchase 300,000 shares of Nestor common stock, $.01 par value per share, to Mr. Hebborn at an option exercise price of $4.95 per share. The first option become exercisable for 60,000 of the shares subject to the option on December 31, 2004, for 120,000 such shares on December 31, 2005 and for 120,000 such shares on December 31, 2006 and expires on October 13, 2012. The second option becomes exercisable on the earlier of (a) October 13, 2012 or (b) with respect to 60,000 shares, the first date on which Share Price (as defined in the agreement) equals or exceeds 117.5% of Share Price on October 13, 2004 ($5.81625), with respect to 120,000 shares, the first date on which Share Price equals or exceeds 138.0625% of Share Price on October 13, 2004 ($6.83409) and with respect to 120,000 shares, the first date on which Share Price equals or exceeds 162.2234375% of Share Price on October 13, 2004 ($8.03) and expires on October 12, 2014. The first two Share Price targets have been achieved and, accordingly the second option has vested with respect to 180,000 shares. The options are incentive stock options to the extent permitted under the Internal Revenue Code of 1986, as amended, with any amount in excess of permitted levels under the Code to be treated as a non-statutory stock option to the extent of such excess. Vesting of all of Mr. Hebborn’s options accelerate if, following a Change in Control (as defined in the agreement), Nestor terminates Mr. Hebborn’s employment without Cause or he resigns for Good Reason.

Pursuant to his employment agreement, Mr. Eikinas was granted an option to purchase 30,000 shares of Nestor’s Common Stock at $5.95 per share, of which 10,000 vested upon grant, 10,000 vested on March 29, 2006 and 10,000 vested on March 29, 2007. Mr. Eikinas will receive an immediately exercisable option to purchase 25,000 shares of the Company’s Common Stock at the then current fair market value if, on or before October 31, 2005, the Company satisfactorily delivers, as reasonably determined by the Compensation Committee of the Board, a “speed on green” product other than to defined test markets. In addition, he receive an immediately exercisable option to purchase 25,000 shares of the Company’s Common Stock at the then current fair market value because, before October 31, 2005, the Company satisfactorily delivered, as reasonably determined by the Compensation Committee of the Board, a mobile speed product other than to defined test markets. He will also received an immediately exercisable option to purchase 25,000 shares of the Company’s Common Stock at the then current fair market value because before December 31, 2005, the Company successfully developed and tested, as determined by the Compensation Committee of the Board, a CrossingGuard system using all digital imaging.

Consistent with the Committee’s stated objectives as set forth in Compensation Discussion & Analysis, other than with respect to Todd Eikinas, there were no discretionary or guaranteed bonus payments to executive officers in 2006.

Outstanding Equity Awards At Fiscal Year-End

Name	Number of securities underlying unexercised Options (#) Exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (1)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date
William B. Danzell President and CEO	1,400 800,000	700 200,000	0 0	$ $	3.55 4.95	4/8/2012 10/13/2012
Nigel P. Hebborn EVP, Treasurer and CFO of Nestor, Inc. and President of Nestor Traffic Systems, Inc.	8,249 5,499 4,800 1,400 480,000 0	0 0 1,200 700 120,000 10,000	0 0 0 0 0 0	$ $ $ $ $ $	5.50 5.50 1.90 3.55 4.95 2.16	1/2/2009 9/13/2009 6/10/2010 4/8/2012 10/13/2012 11/1/2014
Tadas A. Eikinas Chief Operating Officer	30,000 20,000 0	20,000 10,000 25,000	0 0 0	$ $ $	4.50 5.95 2.90	9/15/2012 3/29/2013 9/8/2014
Benjamin M. Alexander Vice President, General Counsel and Secretary	25,000 0	110,000 25,000	0 0	$ $	5.95 2.16	3/29/2013 11/1/2014
Teodor Klowan, Jr., CPA Vice President, Corporate Controller , and Chief Accounting Officer	15,000 0	60,000 10,000	0 0	$ $	3.40 2.16	5/4/2014 11/1/2014

(1)
The expiration date for all grants is generally between eight and ten years from the date of grant. With the exception of the options expiring on October 13, 2012, vesting for stock options is generally 20 or 25% annually on the date of grant. The unexercisable stock options expiring on October 13, 2012 vest on the first date when the Company’s stock exceeds $8.03 per share.

Director Compensation Fiscal Year 2006

Name	Total ($)	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation
George L. Ball	$20,325	$8,000	$12,325	$0	$0	$0
Albert H. Cox, Jr.	$17,310	$5,750	$11,560	$0	$0	$0
Clarence A. Davis	$12,500	$12,500	$0	$0	$0	$0
Terry E. Fields	$12,500	$1,250	$11,250	$0	$0	$0
Michael C. James	$7,500	$7,500	$0	$0	$0	$0
David N. Jordan	$18,000	$6,750	$11,250	$0	$0	$0
Nina R. Mitchell	$4,750	$4,750	$0	$0	$0	$0
Theodore Petroulas	$3,500	$3,500	$0	$0	$0	$0
Daryl Silzer	$3,000	$3,000	$0	$0	$0	$0

(1)
Mr. Fields and Mr. Jordan were each issued 5,000 shares of stock on August 2, 2006, Mr. Ball was issued 5,000 shares of stock on August 8, 2006, and Mr. Cox was issued 5,000 shares of stock on August 9, 2006. No restrictions were placed on these shares.

For services performed from January 1, 2006 through July 5, 2006, outside directors each earned $1,250 for an in person board meeting and $500 for a telephonic board meeting. Outside directors who were on and participated in committee meetings held in conjunction with a board meeting each earned $250 per committee meeting while the committee chairman earned $500. Ouside directors who were on and participated in committee meetings not held in conjunction with a Board meeting each earned $500 while the Committee chairman earned $1,000.

For services performed from July 6, 2006 through December 31, 2006, outside directors each earned $1,000 for an in person board meeting and $500 for a telephonic board meeting. Except for the audit committee, outside directors who were on and participated in a committee meeting earned $250 while the committee chairman earned $750. Outside directors who were on and participated in an audit committee meeting earned $500 while the chaiman earned $1,500.

At the Board's discretion, it may also grant restricted stock or stock options to outside directors on an annual basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans at Fiscal Year-End

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,953,853	$ 4.55	1,695,094(1)

Equity compensation plans not approved by security holders	---	---	---
Total	2,953,853	$ 4.55	1,695,094

(1)	Issuable under our 2004 Stock Incentive Plan, which may be issued as restricted stock or similar awards or as stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 25, 2007, the beneficial ownership of shares of the Common Stock of (i) any person who is known by the Company to own more than 5% of the voting securities of the Company, (ii) the Chief Executive Officer and each of the Company’s other three most highly compensated executive officers whose salary and bonus exceed $100,000 for the calendar year ended December 31, 2006, (iii) each director, and (iv) all directors and executive officers of the Company as a group. No such person owns any Convertible Preferred Stock. Except as otherwise herein indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of shares of the Company’s Common Stock described below have sole investment and voting power with respect to such shares, subject to any applicable community property laws:

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership		Percent of Class
DG Capital Management, Inc.	1,384,536	(1)	6.8
260 Franklin Street; Suite 1600
Boston, MA 02110

Manu P. Daftary	1,384,536	(1)	6.8
c/o DG Capital Management, Inc.
260 Franklin Street; Suite 1600
Boston, MA 02110

Evolution Capital Management LLC	1,215,278		6.0
1132 Bishop Street; Suite 1880
Honolulu, Hawaii 96813

Edward F. Heil	1,114,705		5.5
8052 Fisher Island Drive
Fisher Island, FL 33109

Silver Star Partners I, LLC	9,856,430	(2)	48.3
c/o William B. Danzell
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

William B. Danzell	10,876,496	(2) (3)	53.3
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

George L. Ball	149,250	(4) (5)	*
Sanders Morris & Harris Group
600 Travis, Suite 3100
Houston, TX 77002

David N. Jordan	39,365	(5)	*
c/o Silver Star Partners I, LLC
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

Clarence A. Davis	5,000		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Michael C. James	554,933	(6)	2.7
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership		Percent of Class
Nina R. Mitchell	5,000		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Theodore Petroulas	25,000		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Daryl Silzer	5,000		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Nigel P. Hebborn	379,38	(7)	2.4
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Tadas A. Eikinas	60,000	(7)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Brian R. Haskell	0		*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Teodor Klowan, Jr.	15,000	(7)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Benjamin M. Alexander	0	(8)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

All executive officers and directors	12,239,392	(9)	55.4
as a group (11persons)

*Less than 1%

(1)
Includes 347,221 shares that may be acquired upon conversion of our 5% Senior Convertible Notes. DG Capital Management, Inc., in its capacity as an investment adviser, has the sole right to vote and dispose of the shares of the Company’s Common Stock. Manu P. Daftary is the sole shareholder and President of DG Capital Management, Inc. DG Capital Management, Inc. and Mr. Daftary disclaim beneficial ownership of the Common Stock of the Company.

(2)
William B. Danzell has an approximate 8.6% ownership interest in, and is the Managing Director of, Silver Star Partners I, LLC and as such shares with Silver Star Partners I, LLC the power to vote and dispose of the shares held by it. David N. Jordan, a director of the Company, is the president of L-J Inc., which has an approximate 20.8% ownership interest in Silver Star Partners I, LLC. Thodore Petroulas, a nominee for director, has an approximate 1.9% ownership interest in Silver Star Partners I, LLC.

(3)
This number represents (i) 9,856,430 shares of Capital Stock held by Silver Star Partners I, LLC; (ii) 10,400 of Common Stock held by William B. Danzell, having the sole power to vote and dispose of such shares; (iii) 802,100 shares of Common Stock which Mr. Danzell may acquire upon the exercise of options and (iv) 207,566 shares held by Danzell Investment Management, Ltd., an investment management firm of which Mr. Danzell is the Founder and President.

(4)
Includes 100,000 shares of Common Stock, which are owned by a limited liability company of which Mr. Ball’s wife is a member, beneficial ownership of which Mr. Ball disclaims, except to the extent of his wife’s pecuniary interest therein.

(5)	Includes 23,000 shares of Common Stock, which Messrs. Ball, and Jordan may each acquire upon the exercise of options.
(6)
Includes 23,300 shares in an investment account over which Mr. James has sole dispositive power and 425,317 shares beneficially owned by Kuekenhof Equity Fund, L.P. (the “Fund”) over which Mr. James has sole disposition and voting power, and of which 255,856 may be acquired upon the exercise of convertible notes, warrants or options held by the Fund. Includes 28,736 shares issuable upon exercise of warrants held by the Fund

(7)	Includes 500,648, 60,000 and 15,000 of Common Stock, respectively, which Mr. Hebborn, Mr. Eikinas and Mr. Klowan, Officers of the Company, may acquire upon the exercise of options.
(8)	Mr. Alexander resigned from the Company effective February 14, 2007. His options have all expired without being exercised.
(9)
This number includes: (i) 1,679,604 vested options owned or controlled by officers and directors of the Company and (ii) all other shares beneficially owned by the current directors and executive officers of the Company.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

Related Party Transaction Approval and Disclosure Policy

The Company currently requires that the Audit Committee approve all related party transactions. The Board has determined that among the current directors of the Company George L. Ball, Michael C. James, David N. Jordan, Theodore Petroulas and Nina R. Mitchell are “independent” of Nestor’s management under Nasdaq’s Marketplace Rule 4200(a)(15). Certain relationships and related transactions with other directors are discussed below Certain Relationships and Related Transactions.

William B. Danzell is the Chief Executive Officer of Nestor, Inc., the President of Danzell Investment Management, Ltd. and the Managing Director of Silver Star Partners I, LLC, which collectively owns 53.3% of Nestor’s outstanding common stock. David N. Jordan is an affiliate of Silver Star Partners I, LLC.

George L. Ball, a director of the Company, is Chairman of the Board of Sanders Morris Harris and its parent corporation, Sanders Morris Harris Group. Sanders Morris Harris served as a placement agent in connection with the private placement of the Company’s Common Stock in December 2003 and January 2004 and the private placement of the Company’s 5% Notes in November 2004.

Daryl Silzer, a nominee for director, is the President and CEO of SecurTek Monitoring Solutions, Inc. Nestor’s wholly owned subsidiary, Nestor Traffic Systems, Inc. has an agreement with SecurTek pursuant to which Nestor Traffic Systems will outsource to SecurTek any citation processing required by any of Nestor Traffic Systems’ contracts with municipalities in Canada. Currently, Nestor Traffic Systems has no contracts with Canadian municipalities which require citation processing.

Item 14. Principal Accounting Fees and Services.

This table shows the aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and December 31, 2005 by Carlin, Charron & Rosen, LLP (“CCR”).

	2006	2005
Audit Fees (1):	$150,651	$191,884
Audit-Related Fees(1):	---	---
Tax Fees(2):	25,500	24,821
All Other Fees:	---	---
	$176,151	$216,705

(1)
These fees are for the audit of our financial statements for 2006 and 2005, respectively, for quarterly reviews, registration statements and accounting consultations related to the audited financial statements.

(2)	Tax fees consisted of tax compliance paid to CCR in 2006 and 2005.

Certain 2005 fees were reclassified to conform to current year presentation. There is no change in total accounting fees for 2005.

Pre-Approval of Audit and Non-Audit Services

All of the fees for 2006 and 2005 shown above were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESTOR, INC.
(Registrant)

/s/ William B. Danzell
William B. Danzell, President and CEO

Date:	April 30, 2007

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation.
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

Exhibit No.	Description of Exhibits
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

Exhibit No.	Description of Exhibits
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

10.63	Form of Restricted Stock Agreement dated July 3, 2006 filed as an Exhibit to Nestor's Current Report on Form 8-K dated July 3, 2006, is hereby incorporated by reference

Exhibit No.	Description of Exhibits
10.64	Schedule of Director Payments filed as an Exhibit to Nestor's Current Report on Form 8-K dated July 3, 2006, is hereby incorporated by reference
10.65	Form of Senior Convertible Notes dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit A thereto)
10.66	Form of Warrants dated May 25, 2006, incorporated by reference from Exhibit 10.1 to Nestor’s Current Report on Form 8-K filed May 26, 2006 (at Exhibit B thereto)
10.67	Warrants in favor of Cowen & Co., LLC dated May 25, 2006, incorporated by reference from Nestor’s Quarterly Report on Form 10-Q filed August 14, 2006
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

10.80	Form of Restricted Stock Agreement dated February 1, 2007 filed as an Exhibit to Nestor's Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference
10.81	Nestor Traffic Systems, Inc. Note Purchase Agreement effective as of April 1, 2007.
23.01	Consent of Carlin, Charron & Rosen LLP dated March 30, 2007

Exhibit No.	Description of Exhibits
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.