Form 10-Q
period 2007-05-11
NESTOR INC
filed 2007-05-11
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer:☐	Accelerated filer: ☐	Non-accelerated filer:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:☐	No:☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
[Common Stock, $.01 par value per share]	20,241,816 shares

NESTOR, INC.

FORM 10Q

For the Quarterly Period Ended March 31, 2007

Index

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share And Per Share Information

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,654	$2,952
Marketable securities	60	58
Accounts receivable, net	2,073	2,343
Inventory, net	1,795	1,950
Other current assets	283	197
Total current assets	5,865	7,500
Noncurrent assets
Capitalized system costs, net	8,682	8,185
Property and equipment, net	684	789
Goodwill	5,581	5,581
Patent development costs, net	136	125
Other long term assets	2,197	2,331
Total Assets	$23,145	$24,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,086	$1,325
Accrued liabilities	1,377	1,493
Accrued employee compensation	403	351
Deferred revenue	1,169	712
Asset retirement obligation	193	186
Total current liabilities	4,228	4,067
Noncurrent Liabilities:
Long term convertible notes payable	1,120	920
Long term notes payable	9,371	8,563
Derivative financial instruments - debt and warrants	3,642	4,971
Long term asset retirement obligation	652	488
Total liabilities	19,013	19,009

Commitments and contingencies	---	---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000 shares;
issued and outstanding: Series B - 180,000 shares at
March 31, 2007 and December 31, 2006	180	180
Common stock, $0.01 par value, authorized 30,000,000
shares issued and outstanding: 20,421,816 shares at
March 31, 2007 and 20,386,816 shares at December 31, 2006	204	204
Additional paid-in capital	73,736	73,597
Accumulated deficit	(69,988)	(68,479)
Total stockholders’ equity	4,132	5,502
Total Liabilities and Stockholders’ Equity	$23,145	$24,511

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Index

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended March 31,
	2007	2006

Revenue:
Lease and service fees	$2,381	$1,752
Total revenue	2,381	1,752

Cost of sales:
Lease and service fees	1,465	1,351
Total cost of sales	1,465	1,351

Gross profit:
Lease and service fees	916	401
Total gross profit	916	401

Operating expenses:
Engineering and operations	1,089	1,198
Research and development	137	482
Selling and marketing	196	514
General and administrative	776	1,444
Total operating expenses	2,198	3,638

Loss from operations	(1,282	(3,237)

Derivative instrument income	1,329	552

Debt discount expense	(1,008	(484)

Other expense, net	(548	(323)

Net loss	$(1,509	$(3,492)

Loss per share:

Loss per share, basic and diluted	$(0.07	$(0.17)

Shares used in computing loss per share:
Basic and diluted	20,410,150	19,979,780

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Index

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended March 31,
	2007		2006

Cash flows from operating activities:
Net loss		$(1,509)		$(3,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		705		686
Amortization and writeoff of deferred financing fees		135		89
Stock based compensation		140		740
Derivative instrument (income) expense		(1,329)		(552)
Debt discount expense		1,008		484
Unrealized gain on marketable securities		(2)		(1)
Expenses charged to operations relating to
options, warrants and capital transactions		---		90
Provision for doubtful accounts		11		19
Provision for inventory reserve		60		83
Increase (decrease) in cash arising from changes in assets and liabilities:
Accounts receivable		260		530
Inventory		95		(246)
Other assets		(90)		194
Accounts payable and accrued expenses		(132)		(301)
Deferred revenue		457		(10)

Net cash used in operating activities		(191)		(1,687)

Cash flows from investing activities:
Investment in capitalized systems		(1,080)		(716)
Purchase of property and equipment		(10)		(50)
Investment in patent development costs		(17)		---

Net cash used in investing activities		(1,107)		(766)

Cash flows from financing activities:
Repayment of notes payable		---		(1,250)
Proceeds from private stock placement		---		4,822

Net cash provided by financing activities		---		3,572

Net change in cash and cash equivalents		(1,298)		1,119
Cash and cash equivalents - beginning of period		2,952		1,224

Cash and cash equivalents - end of period		$1,654		$2,343

Supplemental cash flows information:
Interest paid		$435		$250

Income taxes paid	$	---	$	---

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Index

Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(Unaudited)

Note 1 - Nature of Operations:

A.	Organization

Nestor, Inc. was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how, which was acquired from its predecessor, Nestor Associates, a limited partnership. Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997. Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary. CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing and is now inactive. The condensed consolidated financials statements include the accounts of Nestor, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Our principal offices are located in Providence, RI and Los Angeles, CA.

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

We have incurred significant losses since inception and have an accumulated deficit of $69,988 through March 31, 2007. Although the Company has reduced its losses in the first quarter of 2007 and anticipates to be modified EBITDA positive beginning in the third quarter of 2007, these circumstances raise doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1.5 million of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units. See Note 7 for further details.

Management believes that given its liquidity at March 31, 2007, its current levels of cash being used by operations, and capital requirements necessary to deliver on current contracts with municipalities, we will be required to raise additional capital in the near term. Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Index

Note 2 - Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included. Operating results for the quarter ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The balance sheet at December 31, 2006 derives from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2006.

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

Inventory - inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis, and consists primarily of component equipment considered to be finished goods and which is to be installed as roadside capitalized systems or speed enforcement units.

Fixed assets - material and labor costs incurred to build and install our equipment are capitalized and depreciated over the life of our contracts. The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal resources to design, help install, and configure its software and equipment in those communities (i.e. buildout). Buildout costs are defined as directly related payroll, fringe, and travel related expenses. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them. Internal buildout costs capitalized in the first quarter of 2007 and 2006 were approximately $135 and zero, respectfully.

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

Index

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

Loss per share - loss per share is computed using the weighted average number of shares of stock outstanding during the period. Diluted per share computations, which would include shares from the effect of common stock equivalents and other dilutive securities are not presented for the first quarter of 2006 and 2005, since their effect would be antidilutive.

Note 3 - Stock Based Compensation:

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

Index

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2007	March 31, 2006
Cost of sales	$6	$11
Engineering and operations	64	106
Research and development	9	44
Selling and marketing	4	47
General and administrative	18	532
Share-based compensation expense before tax	$101	$740
Provision for income tax	---	---
Net share-based compensation expense	$101	$740

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended March 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2007		March 31, 2006
Expected option term (1)	5.25	years	5.25	years
Expected volatility factor (2)	163-165%		165%
Risk-free interest rate (3)	4.5%		4.5%
Expected annual dividend yield (4)	0%		0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

Index

On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan, which provides for the grant of awards to employees, officers and directors. Subject to adjustments for changes in the Company’s common stock and other events, the stock plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards. The Board of Directors determines the award amount, price usually equal to the market price of the stock on the date of the grant, vesting provisions and expiration period (not to exceed ten years) in each applicable agreement. The Board has authorized the Chief Executive Officer to award options to non-executive employees in an amount not to exceed 10,000 shares per employee and 200,000 in the aggregate. All such grants must be approved by the Compensation Committee and be consistent with the Plan. The awards are not transferable except by will or domestic relations order.

The following table presents the activity of the Company’s Stock Option Plans from December 31, 2006 through March 31, 2007.

	2007
		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006	2,953,853	$4.55
Granted	145,000	1.16
Exercised	---	---
Canceled	260,400	3.96
Outstanding at March 31, 2007	2,838,453	4.43

Options exercisable at March 31, 2007	1,899,028	$4.78

The following table presents weighted average price and life information about significant option groups outstanding at March 31, 2007:

Options Outstanding						Options Exercisable
Range of Ex. Price			Number of Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Averaged Exercisable Price
$1.00	-	2.99	357,150	7.7	1.84	38,450	1.96
3.00	-	3.99	226,700	4.7	3.60	144,800	3.69
4.00	-	4.99	2,062,025	6.3	4.86	1,576,075	4.87
5.00	-	5.99	185,913	3.8	5.60	136,788	5.62
6.00	-	8.00	6,665	5.0	6.20	2,915	6.13
			2,838,453	6.2	4.43	1,899,028	4.78

During the three months ended March 31, 2007, and March 31, 2006, there were no intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) and no amount of cash was received from the exercise of options.

The total grant date fair value of stock options that vested during the three months ended March 31, 2007 was approximately $79 with a weighted average remaining contractual term of 6.3 years. The weighted average fair value of options, as determined under SFAS123(R), granted during the three months ended March 31, 2007 and 2006 was $1.10 and $3.82 per share, respectively.

As of March 31, 2007, there was $3,373 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The Company amortizes stock-based compensation on the straight-line method.

Index

The Company did not realize any actual tax benefit for tax deductions from option exercise of the share-based payment arrangements for the three months ended March 31, 2007.

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

March 31, 2007

Eligible, end of quarter for exercise	2,925,601

Warrants issued in the quarter	---

Low exercise price	$3.60
High exercise price	$8.44

The warrants outstanding as of March 31, 2007 are currently exercisable and expire at various dates through May, 2011. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $3.60 to $8.44 per share.

Note 4 - Long Term Financial Obligations

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	March 31, 2007	December 31, 2006
5% Senior Convertible Notes
Principal	$2,850	$2,850
Debt discount	(1,730)	(1,930)
FMV of embedded derivatives	16	164

7% Senior Secured Convertible Notes
Principal	22,840	22,840
Debt discount	(13,469)	(14,277)
FMV of embedded derivatives, including warrants	3,626	4,807
	$14,133	$14,454
Less current portion	---	---
Total	$14,133	$14,454

Aggregate maturities of long-term obligations for the years ending following March 31, 2007 are as follows:

		2009	2011	Total
7% Senior Secured Convertible Notes	$	---	$22,840	$22,840
5% Senior Convertible Notes		2,850	---	2,850
Total:		$2,850	$22,840	$25,690

Index

Note 5  - Common and Preferred Stock:

Private Stock Placement:

On January 31, 2006, the Company sold 1,237,811 shares of its common stock to fifteen accredited investors at $4.42 per share raising $4,822, net of expenses and issued warrants to purchase 371,339 shares of its common stock exercisable at $4.91 per share expiring on January 31, 2009. The Company used $1,250 of the proceeds to immediately retire the Heil Secured Promissory Note. Among the purchasers was Silver Star Partners, an affiliate of the Company, which purchased 220,589 shares and a warrant to purchase an additional 66,176 shares and Kuekenhof Equity Fund, L.P., an affiliate of the Company, which purchased 56,561 shares and a warrant to purchase an additional 16,968 shares.

Preferred Stock:

Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis. Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock. The liquidation value of Series B Preferred was $180 at March 31, 2007.

Note 6 - Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

As a result of the implementation of FIN No. 48, the Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits of approximately $11,545. There was no adjustment to accumulated deficit as a result of these unrecognized tax benefits, since there was a full valuation allowance against the related deferred tax assets. If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The periods from 1999-2006 remain open to examination by the I.R.S. and state authorities. The Company has not been audited by the I.R.S. or any states in connection with income taxes for this period of time.

We recognize interest accrued related to unrecognized tax benefits in interest expense, if any. Penalties, if incurred, are recognized as a component of income tax expense.

Note 7 - Litigation:

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963). Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full. Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC. Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent. Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems. The time for defendants to respond to this complaint has not yet passed.

Index

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

Note 8 - Subsequent Event:

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1.5 million of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

Index

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

At the April 11, 2007 Board of Directors Meeting, the Compensation Committee recommended that 25% of certain fully vested options granted to Mr. Danzell should be reduced to an exercise price of $2.00. The Board resolved that the option granted to Mr. Danzell on October 13, 2004 to purchase 500,000 shares (vesting in equal annual installments) of the Company’s Common Stock at a purchase price of $4.95 per share be amended such that 25% of the shares purchasable thereby (125,000) be purchasable at a price of $2.00.

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

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and Canada. We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system. We also offer a newly developed ViDAR™ speed detection and imaging system as complement to our other products or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation. Poliscan, one of our speed enforcement products, uses technology developed by Vitronic GmbH. We have exclusive distribution rights to Poliscan in North America through February 2010, subject to meeting certain purchase minimums. It is doubtful that the Company will be able to meet its minimum purchase requirements, and it is likely that it will lose its exclusive distribution rights with respect to the LiDAR system. The Company is in the process of negotiating an extension of its contract with Vitronic GmbH, but at this time, it has been unsuccessful in reaching an agreement with Vitronic for an extension of its exclusive distribution rights. ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles. Because ViDAR™ was developed by in-house talent, there are no purchase minimums. By combining CrossingGuard, Poliscan and ViDAR™ with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

We generate recurring revenue through contracts that provide for equipment leasing and services on a fixed and/or per citation fee basis. Essentially all of our revenue prior to September 30, 2005 was generated through contracts for our CrossingGuard red light system as explained below. Beginning in the fourth quarter of 2005, we started generating revenue from our PoliScanspeed system. The economics of products and services are tied to the number of operating systems in the field and the number of violations processed by such systems. Customer pricing entails fixed monthly fees, variable per ticket fee pricing structures, or a combination of both. A shift to monthly fixed fee contracts may result in a more stable revenue stream for installations. Many of our initial red light and speed contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services. Depending on the terms of each contract, we realize from $19 to $99 per citation issued or paid and/or fixed monthly fees ranging from $2,000 to $7,000 per approach for system delivery and processing services.

Index
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

Our existing CrossingGuard contracts with government entities typically authorize the installation of systems at a specified number of approaches. As of March 31, 2007, our existing active contracts authorized the installation of our CrossingGuard product at up to an additional 235 approaches. Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard contracts.

	Quarter Ended March 31,
Number of Approaches and Units:	2007	2006

Installed, operational and revenue-generating
CrossingGuard red light approaches	217	175
Poliscanspeed Units	11	6
Additional Authorized Approaches:
CrossingGuard red light approaches	235	188
Poliscanspeed Units	10	3
Total	473	372

During the first quarter of 2007, the Company added 27 CrossingGuard red light approaches and decommissioned 22 approaches, primarily underperforming, former Transol approaches. Thirteen of the decommissioned approaches were due to contract termination and nine due to program suspension as a result of a court ruling presently under appeal.

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

Index

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

Index

The following is a summary of key financial measurements monitored by management:

	Quarter Ended March 31,
	2007	2006

Financial:
Revenue	$2,381,000	$1,752,000
Loss from operations	(1,282,000)	(3,237,000)
Net loss	(1,509,000)	(3,492,000)
Modified EBITDA	(437,000)	(1,811,000)
Cash and marketable securities	1,654,000	2,400,000
Investment in capitalized systems	1,080,000	716,000
Working capital	1,637,000	(527,000)

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

Index

The table below is a reconciliation of modified EBITDA to net loss for the three month period ended March 31:

	Three Months Ended March 31,
	2007	2006
GAAP net income (loss)	$(1,509,000)	$(3,492,000)
Interest expense, net of interest income	548,000	323,000
Income tax expense	---	---
Depreciation and amortization	705,000	686,000
EBITDA	$(256,000)	$(2,483,000)
Derivative instrument (income) expense	(1,329,000)	(552,000)
Debt discount expense	1,008,000	484,000
Stock-based compensation expense	140,000	740,000
Modified EBITDA	$(437,000)	$(1,811,000)

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

Index

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable, if incurred. In the first quarter of 2007 and 2006, four and two customers, respectively, each exceeded ten percent of revenue.

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

Capitalization of Internal Buildout Costs

The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal resources to design, help install, and configure its software and equipment in those communities (i.e. buildout). Buildout costs are defined as directly related payroll, fringe, and travel and entertainment expense. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them. Internal buildout costs capitalized in the first quarter of 2007 and 2006 were approximately $135,000 and zero, respectively.

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $1,714,000 at March 31, 2007 compared with $3,010,000 at December 31, 2006. At March 31, 2007, we had working capital of $1,637,000 compared with $3,433,000 at December 31, 2006.

Our net worth at March 31, 2007 was $4,132,000 compared with $5,502,000 at December 31, 2006. The decline in cash, working capital, and net worth is primarily due to our net loss in the first quarter of $1,509,000 and investment in capitalized systems of $1,080,000 which are expected to generate revenue in future quarters.

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1.5 million of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

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

Index

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

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at March 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods: (1)

Payments due in:	Operating Leases(1)		5% Senior Convertible Notes		7% Senior Secured Convertible Notes	Debt Interest	Total
2007	$288,000	$	---	$	---	$1,306,000	$1,594,000
2008	367,000		---		---	1,741,000	2,108,000
2009	367,000		2,850,000		---	1,647,000	4,864,000
2010	320,000		---		---	1,599,000	1,919,000
2011	113,000		---		22,840,000	640,000	23,593,000
Thereafter	---		---		---	---	---
	$1,455,000		$2,850,000		$22,840,000	$6,933,000	$34,078,000

(1)	Primarily, facility lease obligations in Providence, RI and Los Angeles, CA.

The interest rate on our 7% Senior Secured Convertible Notes is subject to adjustment for certain changes in the Company’s consolidated EBITDA. If consolidated EBITDA as reported on the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2007 is less than $1,250,000, the interest rate will increase to 9% effective July 1, 2007. We expect consolidated EBITDA to be less than $1,250,000 million for the fiscal quarter ending June 30, 2007.

The table above does not yet reflect the potential increase to 9% beginning in the third quarter of 2007. The effect of increasing the interest rate would be an increase in interest expense by $114,000 beginning in the third quarter of 2007.

As of March 31, 2007, we have no off balance sheet arrangements.

For the three months ended March 31, 2007, we invested $1,080,000 in capitalized systems compared to $716,000 invested in capitalized systems costs in the same period last year. Management expects that NTS will make substantial future commitments for systems related to our CrossingGuard contracts.

Results of Operations

Revenues

Total revenues for the first quarter of 2007 were $2,381,000 as compared to $1,752,000 for the first quarter of 2006. Lease and service fee revenue grew 36% in the first quarter as our base of revenue-generating CrossingGuard red light approaches and Poliscan Speed Units increased. During the first quarter of 2007 we had 217 revenue generating CrossingGuard approaches and 11 PoliScanspeed Units as compared to 175 revenue generating CrossingGuard approaches and 6 PoliScanspeed Units in the first quarter of 2006. The average per approach/unit revenue also increased in the first quarter of 2007 due to mix. As more speed units are deployed, they generate higher per unit revenues than CrossingGuard approaches. In addition, several underperforming former Transol approaches were shut down in the first quarter of 2007.

Index

Cost of sales

Cost of sales for the first quarter of 2007 totaled $1,465,000 as compared to $1,351,000 for the first quarter of 2006, an increase of $114,000, or 8%. The increase in cost of sales is primarily due to increased amortization of new capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches. This was offset by cost reductions in our mature contracts. The first quarter of 2005 also included higher costs related to our Transol contracts, which we acquired in September 2005. Most depreciable Transol assets were written off as part of the impairment charge taken in the fourth quarter of 2006.

Gross Profit

Gross Profit for the first quarter of 2007 totaled $916,000 or 38% as compared to $401,000 or 23% for the first quarter of 2006, an increase of $515,000 or fifteen percentage points. The increase in gross profit is primarily attributable to higher levels of revenue, the reduction in costs on our mature contracts, and the write-off of the depreciable assets related to our Transol contracts in the fourth quarter of 2006.

Operating Expenses

In March 2006, the Company took steps to reduce costs including the reduction in salaries to most employees by 10% including management under employment contract, and terminated nine employees. The severance cost of this action was $102,000 and primarily affected our operating expenses. In November 2006, we instituted additional operational cost reductions in an internal reorganization intended to focus the company's operations on program delivery and support and reduce current operating expense levels. The reorganization resulted in the reduction of 27 employees, or approximately 20% of the workforce, which is expected to result in an annual payroll reduction of over $1.5 million. The cost savings of the actions taken in the fourth quarter of 2006 began to affect our financial results in the first quarter of 2007.

Total operating expenses for the first quarter of 2007 totaled $2,198,000 as compared to $3,638,000 for the first quarter of 2006, a decline of $1,440,000. The decline in operating expenses was due to (1) the above-mentioned cost reduction actions taken by the Company in the first and fourth quarters of 2006, (2) The decline in the Company’s non-cash stock compensation charges from $740,000, of which $729,000 was charged to operating expenses, in the first quarter of 2006 compared to $140,000, of which $134,000 was charged to operating expenses, in the first quarter of 2007. We continue to pursue cost containment going forward.

Engineering and operations expense for the first quarter of 2007 totaled $1,089,000 as compared to $1,198,000 in the first quarter of 2006, a decline of $109,000. These costs include the salaries and related costs of field and office personnel, as well as, operating expenses related to delivery, configuration, maintenance and service of our installed base. The decline is primarily attributable to the cost reduction actions taken in 2006 as mentioned above.

Research and development expenses for the first quarter of 2007 totaled $137,000 as compared to $482,000 in the first quarter of 2006, a decline of $345,000. The decline in research and development expenses is primarily due to the completion of our transition to digital technology in 2006 for our CrossingGuard products and the need for far lower development costs with our speed enforcement technology.

Selling and marketing expenses for the first quarter of 2007 totaled $196,000 as compared to $514,000 in the first quarter of 2006, a decline of $318,000. The decline is primarily due to the cost reduction actions taken as mentioned above. In 2006, the Company significantly increased its sales force relative to prior years. After evaluating this effort, the Company restructured its sales activities back to utilizing a smaller sales force and our existing management team to sell and promote our products and services.

General and administrative expenses for the first quarter of 2007 totaled $776,000 as compared to $1,444,000 in the first quarter of 2006, a decline of $668,000. The decline is primarily attributable to a $514,000 decline in our non-cash stock compensation charges in the first quarter of 2007 due to the completion of certain executive option vesting in the fourth quarter of 2006 on grants issued in previous years as well as a benefit taken in the quarter from the cancellation of options to employees terminated in our recent workforce reduction program. The first quarter of 2006 also included legal fees associated with our defense in an Akron Ohio lawsuit.

Index

Derivative instrument income (expense), net

Derivative instrument income for the first quarter of 2007 totaled $1,329,000 as compared to $552,000 for the first quarter of 2006.

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

The major factors contributing to the change for the first quarter of 2007 was due to the decline in the fair market value of our derivative instrument liabilities relating to our convertible debt due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense for the first quarter of 2007 totaled $1,008,000 as compared to an expense of $484,000 for the first quarter of 2006.

The increase in the quarter ending March 31, 2007 is primarily due to higher debt discounts associated with the sale of our 7% Senior Secured Convertible Notes, and higher debt discounts on the extension of our 5% Senior Convertible Notes in May 2006. These debt discounts are established at the time a derivative is bifurcated from the host debt agreement at issuance and amortized over the life of the note.

Other Expense, net

Other expense, net for the first quarter of 2007 totaled $548,000 as compared to $323,000 in the first quarter of 2006. The increase is primarily attributable to interest on higher levels of debt in the first quarter of 2007.

The interest rate on our 7% Senior Secured Convertible Notes is subject to adjustment for certain changes in the Company’s consolidated EBITDA. If consolidated EBITDA as reported on the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2007 is less than $1.25 million, the interest rate will increase to 9% effective July 1, 2007. We expect consolidated EBITDA to be less than $1.25 million for the fiscal quarter ending June 30, 2007.

Net Income/(Loss)

Net loss for the first quarter of 2007 was $1,509,000 or 7 cents per share as compared to a net loss of $3,492,000 or 17 cents per share for the first quarter of 2006, a decline in the loss of $1,983,000 or 10 cents per share. The reduction in our net loss between the quarters was primarily attributable to (1) the increase in revenues, (2) the cost reduction actions taken in the fourth quarter of 2006, and January 2007, (3) the reduction in our non-cash stock compensation costs in the first quarter of 2007, (4) the reduction in depreciation related to our Transol contracts, and (5) the increase in non-cash derivative instrument income, offset by (5) additional debt discount amortization and interest costs related to our debt arrangements.

Index

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk.

The following discussion of our market risk includes forward-looking statements that involve risk and uncertainty. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates and equity and bond prices.

Interest Rates

Our marketable securities, an insured municipal bond fund, valued at $60,000 at March 31, 2007, are exposed to market risk due to changes in U.S. interest rates. The primary objective of our investment activities is the preservation of principal while maximizing investment income. We have exposure to this market risk in the short-term. During the quarter ended March 31, 2007, we had an unrealized gain of $2,000 on securities held at March 31, 2007. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other expense, net.

We have a senior convertible note payable with interest fixed at 5% and 7% through their maturity in May 2011. Interest on the 7% Senior Convertible Notes is subject to change based on the financial performance of the Company starting in the third quarter of 2007. Management assesses the exposure to market risk for these obligations as minimal.

ITEM 4. Controls and Procedures.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II:   OTHER INFORMATION

Item 1. Legal Proceedings

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963). Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full. Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC. Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent. Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems. The time for defendants to respond to this complaint has not yet passed.

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

Index

Item 1A. Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 11, 2007	NESTOR, INC.
(REGISTRANT)

/s/ Nigel P. Hebborn
Nigel P. Hebborn
Treasurer and Chief Financial Officer

Index