Form 10-Q
period 2007-07-27
NESTOR INC
filed 2007-07-31
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes:☒	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:☐	No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
[Common Stock, $.01 par value per share]	28,954,219 shares

NESTOR, INC.

FORM 10Q

For the Quarterly Period Ended June 30, 2007

Index

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share And Per Share Information

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,083	$2,952
Marketable securities	---	58
Accounts receivable, net	2,599	2,343
Inventory, net	1,346	1,950
Other current assets	283	197
Total current assets	5,311	7,500
Noncurrent assets
Capitalized system costs, net	9,742	8,185
Property and equipment, net	589	789
Goodwill	5,581	5,581
Patent development costs, net	134	125
Other long term assets	2,139	2,331
Total Assets	$23,496	$24,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$931	$1,325
Accrued liabilities	1,290	1,493
Accrued employee compensation	335	351
Deferred revenue	1,478	712
Asset retirement obligation	279	186
Total current liabilities	4,313	4,067
Noncurrent Liabilities:
Senior convertible notes payable, net of discount	1,320	920
Senior secured convertible notes payable, net of discount	10,179	8,563
Variable rate senior notes payable	1,500	---
Derivative financial instruments – debt and warrants	3,105	4,971
Long term asset retirement obligation	736	488
Total liabilities	21,153	19,009

Commitments and contingencies		---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
issued and outstanding: Series B – 180,000 shares at
June 30, 2007 and December 31, 2006	180	180
Common stock, $0.01 par value, authorized 50,000,000
shares issued and outstanding: 20,421,816 shares at
June 30, 2007 and 20,386,816 shares at December 31, 2006	204	204
Additional paid-in capital	73,907	73,597
Accumulated deficit	(71,948)	(68,479)
Total stockholders’ equity	2,343	5,502
Total Liabilities and Stockholders’ Equity	$23,496	$24,511

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Index

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Lease and service fees	$3,061	$2,003	$5,442	$3,755
Total revenue	3,061	2,003	5,442	3,755

Cost of sales:
Lease and service fees	1,756	1,704	3,221	3,055
Total cost of sales	1,756	1,704	3,221	3,055

Gross profit:
Lease and service fees	1,305	299	2,221	700
Total gross profit	1,305	299	2,221	700

Operating expenses:
Engineering and operations	1,004	1,103	2,093	2,301
Research and development	82	290	219	772
Selling and marketing	175	535	371	1,049
General and administrative	936	1,285	1,712	2,729

Total operating expenses	2,197	3,213	4,395	6,851

Loss from operations	(892)	(2,914)	(2,174)	(6,151)

Derivative instrument income	537	2,415	1,866	2,967
Debt discount expense	(1,008)	(2,940)	(2,016)	(3,514)
Other expense, net	(596)	(565)	(1,145)	(798)

Net loss	$(1,959)	$(4,004)	$(3,469)	$(7,496)

Loss per share:

Loss per share, basic and diluted	$(0.10)	$(0.20)	$(0.17)	$(0.37)

Shares used in computing loss per share:
Basic and diluted	20,421,816	20,365,812	20,415,983	20,172,796

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Index

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information
(Unaudited)

	Six Months Ended June 30,
	2007		2006

Cash flows from operating activities:
Net loss		$(3,469)		$(7,496)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization		1,544		1,471
Asset impairment charge		---		175
Amortization and write off of deferred financing fees		278		236
Stock based compensation		309		1,321
Derivative instrument (income) expense		(1,866)		(2,967)
Debt discount expense		2,016		3,514
Provision for doubtful accounts		11		63
Provision for inventory reserve		140		83
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		(266)		437
Inventory		464		(716)
Other assets		(89)		(127)
Accounts payable and accrued expenses		(271)		(120)
Deferred revenue		766		329

Net cash used in operating activities		(433)		(3,797)

Cash flows from investing activities:
Sale of marketable securities		60		---
Investment in capitalized systems		(2,861)		(1,614)
Purchase of property and equipment		(28)		(97)
Investment in patent development costs		(22)		(3)

Net cash used in investing activities		(2,851)		(1,714)

Cash flows from financing activities:
Repayment of notes payable		---		(10,850)
Proceeds from notes payable, net		1,415		26,397
Cash restricted by notes payable		---		(4,015)
Proceeds from private stock placement		---		4,822
Proceeds from issuance of common stock, net		---		2

Net cash provided by financing activities		1,415		16,356

Net change in cash and cash equivalents		(1,869)		10,845
Cash and cash equivalents – beginning of period		2,952		1,224

Cash and cash equivalents – end of period		$1,083		$12,069

Supplemental cash flows information:
Interest paid		$871		$799

Income taxes paid	$	---	$	---

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Index

NESTOR, INC.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(Unaudited)

Note 1	–	Nature of Operations:

A.	Organization

Nestor, Inc. was organized on March 21, 1983 in Delaware to develop and succeed to certain patent rights and know-how, which was acquired from its predecessor, Nestor Associates, a limited partnership.  Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997.  Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary.  CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing and is now inactive.  The condensed consolidated financials statements include the accounts of Nestor, Inc. and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated.  Our main offices are located in Providence, RI and Los Angeles, CA.

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and in Canada.  We provide a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system.  We also offer a new video-based ViDAR™ speed detection and imaging system as complement to our other systems or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement system, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation.  PoliScanSpeed™, one of our speed enforcement systems, uses LiDAR, a technology developed by Vitronic GmbH.  Although the Company is no longer the exclusive North America distributor of Vitronics PoliScanSpeed™, we remain a distributor and continue selling and supporting this highly effective speed system.  ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles.  ViDAR™ uses non-detectable, passive video detection and enforces multiple, simultaneous violations bi-directionally.  Our suite of traffic safety solutions in combination with our advanced back-office software make customer-friendly, fully integrated and turnkey services available.

B.	Liquidity and management’s plans

On July 23, 2007, the Company entered into a Securities Purchase Agreement with certain accredited investors, including affiliates of the Company (the “Purchasers”) to sell 8,532,403 shares of the Company’s common stock, par value $0.01 per share at a purchase price per share of $0.5802 (the “Purchase Price”) for an aggregate purchase price of $4,950,500 in a private placement pursuant to Regulation D under the Securities Act of 1933 (the “Transaction”).  The Transaction was closed on July 27, 2007.

As a predicate to the Transaction, the Company entered into separate agreements (“Waivers”) with holders of more that 75% of the outstanding principal amount of the Company’s Senior Secured Convertible Notes bearing interest at the rate of 7.0% (subject to adjustment) (the “7% Notes”) and holders of more than 66⅔% of holders of the Company’s 5% Senior Convertible Notes (the “5% Notes”) pursuant to which such holders (constituting holders of a sufficient amount of the 7% Notes and 5% Notes respectively) have waived the anti-dilution provisions associated with their respective Notes that would have been triggered by the transaction.  Had the Waivers not been entered into, the Company would have been subject to a substantial downward adjustment to the conversion price of the outstanding principal of the 7% Notes and the 5% Notes.   Waivers did not affect certain Warrants related to the 7% Notes, which were adjusted in accordance with their original terms.  As a result of the Transaction, Warrants to purchase 2,032,205 shares with an exercise price of $4.35 and 198,264 shares with an exercise price of $3.60 were modified to 2,611,750 warrants with an exercise price of $3.38 and 252,496 warrants with an exercise price of $2.82, respectively.

Index

In connection with the Transaction, we entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to file a Registration Statement on Form S-3 registering for resale the shares purchased in the Transaction.  The Registration Statement must be filed not later than 30 business days after the earlier of (a) the date the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2007 or (b) the last day on which the Company could timely file such Annual Report on Form 10-K in accordance with SEC rules, with penalties imposed on the Company if such filing deadline is not met, or if the registration statement is not declared effective by the SEC within 60 days of filing (or 90 days if subject to SEC review) in an amount equal to 0.0493% of the Purchase Price of each share held by the Purchaser for each day of any such failure.

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1,500 of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.  See Note 4 for further details.

We have incurred significant losses to date and at June 30, 2007, we have an accumulated deficit of $71,948. However, the Company has reduced its losses in the first half of 2007 and has reported positive modified EBITDA in the second quarter of 2007. Management believes that the significant financing obtained in 2007 mentioned above, our strong liquidity at July 27, 2007, and our current contracts with municipalities will enable us to continue with the development and delivery of our products and sustain operations through the next twelve months. There can be no assurance, however, that our operations will be sustained or be profitable in the future, that our product development and marketing efforts will be successful, or that if we have to raise additional funds to expand and sustain our operations, such funds will be available on terms acceptable to us, if at all.

Note 2	–	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included.  Operating results for the quarter and six months ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The balance sheet at December 31, 2006 is derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2006.

Certain prior year balances have been reclassified to conform to the current year presentation.  The reclassifications had no net effect on the net loss previously reported.

Cash equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Inventory – inventory is valued at the lower of cost or market, with cost determined on a first-in, first-out basis, and consists primarily of component equipment considered to be finished goods and which are expected to be installed as roadside capitalized systems or speed enforcement units.

Index
NESTOR, INC.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share and Per Share Information
(UNAUDITED)

Capitalized system costs – material, labor and contractor costs incurred to build and install our equipment are capitalized and depreciated over the expected life of our contracts.  The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal and external resources to design, help install, and configure its software and equipment in those communities (i.e. buildout). Internal buildout costs are defined as directly related payroll, fringe, and travel related expenses. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the expected life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them.  Internal buildout costs capitalized in the second quarter of 2007 and 2006 were approximately $107 and zero, respectfully, and $242 and zero for the six months ending June 30, 2007 and 2006, respectively.

Intangible assets – costs of acquired customer contracts are being amortized on a straight line basis over the life of the respective contracts, unless events or circumstances warrant a reduction to the remaining period of amortization.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired.  Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Goodwill is reviewed for impairment using the Company’s quoted stock price as a measurement of the Company’s fair value of assets, including goodwill, and liabilities.  Any resulting goodwill impairment will be charged to operations.

Deferred revenue – certain customer contracts allow us to bill and/or collect payment prior to the performance of services, resulting in deferred revenue.

Derivative Instruments – In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock.  In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex.  Derivative instruments are re-valued at the end of each reporting period, with changes in fair value of the derivatives recorded as charges or credits to income in the period in which the changes occur.  For options, warrants and bifurcated conversion options that are accounted for as derivative instruments, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Loss per share – loss per share is computed using the weighted average number of shares of stock outstanding during the period.  Diluted per share computations, which would include shares from the effect of common stock equivalents and other dilutive securities are not presented for the second quarter and six month periods of 2007 and 2006, since their effect would be antidilutive.

Note 3	-	Stock Based Compensation:

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R).  Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  The majority of our share-based compensation arrangements vest over either a four or five year graded vesting schedule.  The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

Index
NESTOR, INC.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share and Per Share Information
(UNAUDITED)
The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$4	$6	$10	$17
Engineering and operations	60	31	124	137
Research and development	9	19	18	63
Selling and marketing	2	31	6	78
General and administrative	95	494	151	1,026
Share-based compensation expense before tax	$170	$581	$309	$1,321
Provision for income tax	---	---	---	---
Net share-based compensation expense	$170	$581	$309	$1,321

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended June 30, 2007 and 2006.  Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007	2006
Expected option term (1)	5.25	yrs.	5.25	yrs.	5.25 yrs.	5.25 yrs.
Expected volatility factor (2)	165%		168%		163 to 165%	165 to 168%
Risk-free interest rate (3)	5.0%		5.0%		4.5 to 5.0%	4.5 to 5.0%
Expected annual dividend yield (4)	0%		0%		0%	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan, which provides for the grant of awards to employees, officers and directors.  Subject to adjustments for changes in the Company’s common stock and other events, the stock plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards.  The Board of Directors determines the award amount, price usually equal to the market price of the stock on the date of the grant, vesting provisions and expiration period (not to exceed ten years) in each applicable agreement. The Board has authorized the Chief Executive Officer to award options to non-executive employees in an amount not to exceed 10,000 shares per employee and 200,000 in the aggregate on an annual basis.  All such grants must be approved by the Compensation Committee and be consistent with the Plan.  The awards are not transferable except by will or domestic relations order.

The following table presents the activity of the Company’s Stock Option Plans from December 31, 2006 through June 30, 2007.

	2007
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,953,853	$4.55
Granted	207,000	0.98
Exercised	---	---
Canceled	296,300	3.96
Outstanding at June 30, 2007	2,864,553	4.35

Options exercisable at June 30, 2007	1,945,878	$4.73

The following table presents weighted average price and life information about significant option groups outstanding at June 30, 2007:

Options Outstanding						Options Exercisable
Range of Ex. Price			Number of Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Averaged Exercisable Price
$0.00	-	0.99	62,000	8.0	$0.54	12,500	$0.54
1.00	-	2.99	345,650	7.4	1.83	39,650	1.96
3.00	-	3.99	226,700	4.5	3.60	174,200	3.66
4.00	-	4.99	2,046,375	6.0	4.86	1,576,075	4.87
5.00	-	5.99	177,163	3.5	5.60	140,538	5.62
6.00	-	8.00	6,665	4.8	6.20	2,915	6.13
			2,864,553	6.0	4.35	1,945,878	4.73

Index
NESTOR, INC.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share and Per Share Information
(UNAUDITED)

During the six months ended June 30, 2007, and June 30, 2006, there were no intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) and no amount of cash was received from the exercise of options.

The total grant date fair value of stock options that vested during the six months ended June 30, 2007 was approximately $218 with a weighted average remaining contractual term of 6.4 years.  The weighted average fair value of options, as determined under SFAS123(R), granted during the three months ended June 30, 2007 and 2006 was $0.38 and $3.25 per share, respectively.

As of June 30, 2007, there was $3,090 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The Company amortizes stock-based compensation on the straight-line method.

The Company did not realize any actual tax benefit for tax deductions from option exercise of the share-based payment arrangements for the six months ended June 30, 2007 or 2006.

In our quarterly report for the quarter ended March 31, 2007, we reported that at the April 11, 2007 Board of Directors Meeting, the Compensation Committee had recommended that the exercise price on 25% of certain fully vested options to purchase 500,000 shares of our Common Stock granted to our former Chief Executive Officer, William B. Danzell, on October 13, 2004 should be reduced from $4.95 per share to $2.00 per share.  We and Mr. Danzell did not finalize an amendment to Mr. Danzell’s option agreement effecting this modification.  Accordingly, there has been no change in Mr. Danzell’s stock options.  Mr. Danzell is no longer an executive or employee of the Company.

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

June 30, 2007

Eligible, end of quarter for exercise	2,925,601

Warrants issued in the quarter	---

Low exercise price	$3.60
High exercise price	$8.44

The warrants outstanding as of June 30, 2007 are currently exercisable and expire at various dates through May, 2011. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $3.60 to $8.44 per share, subject to certain anti-dilution rights.

Index
NESTOR, INC.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share and Per Share Information
(UNAUDITED)

Note 4	–	Long Term Financial Obligations

The Company considers its senior convertible notes payable, senior secured convertible notes payable, variable rate senior notes payable and derivative financial instruments, net of debt discounts, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	June 30, 2007	December 31, 2006
5% Senior Convertible Notes
Principal	$2,850	$2,850
Debt discount	(1,530)	(1,930)
FMV of embedded derivatives	1	164

7% Senior Secured Convertible Notes
Principal	22,840	22,840
Debt discount	(12,661)	(14,277)
FMV of embedded derivatives, including warrants	3,104	4,807

10 % Variable Rate Senior Notes	1,500	---
	$16,104	$14,454
Less current portion	---	---
Total	$16,104	$14,454

Aggregate maturities of long-term obligations for the years ending following June 30, 2007 are as follows:

	2009		2011	Total

7% Senior Secured Convertible Notes	$	---	$22,840	$22,840
5% Senior Convertible Notes		2,850	---	2,850
10% variable rate senior notes payable		---	1,500	1,500
Total:		$2,850	$24,340	$27,190

In addition, the holders of the Senior Secured Convertible Notes have the right to require the Company to redeem all or any portion of the outstanding balance of the Secured Notes on May 25, 2009, if the Company’s modified EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R) for the twelve-month period ended December 31, 2008 as reported on the Form 10-K does not exceed $14.0 million.

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1,500 of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

Index
NESTOR, INC.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share and Per Share Information
(UNAUDITED)

Speed Note holders will receive interest payments equal to (a) $5.00 per paid citation issued with the Equipment (for “as issued” contracts), (b) $6.00 per paid citation (for “as paid” contracts) and (c) 17% of amounts collected (for “fixed fee” contracts), subject to a minimum return of 10% per annum, payable quarterly in arrears.  Payments will be made based upon citations issued up to 16 speed units per $1.5 million in aggregate outstanding principal on all Notes.  Once the Company has entered into contracts for the operation of a minimum of 16 speed units, the Company may, but is not obligated to, sell an additional $1.5 million of Speed Notes.  The effective interest rate for the second quarter of 2007 was 10%.

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

Note 5	-	Income Taxes:

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

Note 6	-	Litigation:

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  We intend to begin the discovery process shortly.

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

With respect to both of the above cases, final resolution can be determined only after disposition of the Court’s certified question to the Ohio Supreme Court; namely:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.  The Ohio Supreme Court has received briefs from all parties, and we expect that the case will be scheduled for oral argument in the fall of 2007.  Although the Ohio Supreme Court is not bound to render a decision in a specific period of time, we anticipate that a decision will be rendered not later than December 2007.

With respect to the underlying actions, discovery was complete at the time the Court certified the question to the Ohio Supreme Court.

We do not currently have any pending material litigation other than that described above.

Index
NESTOR, INC.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share and Per Share Information
(UNAUDITED)

Note 7	-	New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Index

ITEM 2:                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion includes “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by that section.  Forward-looking statements give our current expectations or forecasts of future events.  All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.  Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and in Part I – Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.   The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes thereto.

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

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and in Canada.  We provide a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system.  We also offer a new video-based ViDAR™ speed detection and imaging system as complement to our other systems or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement system, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation.  PoliScanSpeed™, one of our speed enforcement systems, uses LiDAR, a technology developed by Vitronic GmbH.  Although the Company is no longer the exclusive North America distributor of Vitronics PoliScanSpeed™, we remain a distributor and continue selling and supporting this highly effective speed system.  ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles.  ViDAR™ uses non-detectable, passive video detection and enforces multiple, simultaneous violations bi-directionally.  Our suite of traffic safety solutions in combination with our advanced back-office software make customer-friendly, fully integrated and turnkey services available.

Citation Composer software, the staple of our back-office citation processing service, is now supplemented by an Internet-based customer support application.  Our newly developed Internet-based I-Citation software application streamlines the officer review and approval process and also provides on-line court scheduling and reporting features that are offered as part of our standard service package.  I-Citation facilitates easy and fast officer review of events by transmitting on-demand event details including the evidence package and formatted citations.  Security is handled through complete data encryption and two factor authentication.  I-Citation not only eliminates the need for voluminous data transfers, but also works with existing high-speed internet connections and current web browsers.  I-Citation reduces operational costs, increases efficiency and facilitates rapid deployment in our service offerings.  I-Citation is now being used by a major customer and, although not required, will ultimately replace customer-facing Citation Composer functions as part of our planned roll out scheduled to begin in the second half of 2007.

Index

Our new video signal sensing technology or VSS has advanced non-invasive signal detection in the traffic enforcement industry.  VSS, also developed internally by our research and development team, is a new technology in our service offerings  that can detect the phase of the traffic signal day or night without a direct or indirect connection to the traffic signal controller box or wiring.  VSS easily integrates with commercially available cameras.  Additionally, VSS should reduce construction costs and permitting time.  VSS software testing and quality assurance will be completed in the fall 2007.

We generate recurring revenue through contracts that provide for equipment leasing and services on a fixed and/or per citation fee basis.  Essentially all of our revenue prior to September 30, 2005 was generated through contracts for our CrossingGuard red light system. Beginning in the fourth quarter of 2005, we started generating revenue from our PoliScanspeed system.  The economics of products and services are tied to the number of operating systems in the field and in many cases the number of violations processed by such systems.  Customer pricing entails fixed monthly fees, variable per ticket fee pricing structures, or a combination of both.  A shift to monthly fixed fee contracts may result in a more stable revenue stream for installations.  Many of our initial red light and speed contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services.  Depending on the terms of each contract, we realize from $19 to $99 per citation issued or paid and/or fixed monthly fees ranging from $2,000 to $7,000 per approach for system delivery and processing services.

State statutes providing for automated enforcement may impose liability on either the driver or the registered owner of a vehicle for a violation.  Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver.  Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the registered owner.  Because only the license plate is required for identification under a registered owner statute, program operating efficiencies are higher, generally resulting in lower per citation costs and monthly fees for CrossingGuard systems installed in these jurisdictions. Of the nineteen jurisdictions that have active automated red light enforcement programs, four require that a driver be identified; the other states limit identification to the vehicle license plate and impose liability on the registered owner.  Driver identification states are generally in the western part of the US, and include California, Arizona, Oregon and Colorado.

Almost all of our contracts provide for the lease of equipment and the services as a bundled, turnkey program over three to five years.  The equipment leases are generally classified as operating leases under FAS 13 “Accounting for Leases” and the revenues are realized along with service revenues as services are delivered to a customer over the life of the contract.

Our existing contracts with government entities typically authorize the installation of systems at a specified number of approaches.  As of June 30, 2007, our active contracts had 251 installed approaches and speed units and authorized the installation of up to an additional 218 approaches and speed units.  Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active contracts.

	Quarter Ended June 30,
Number of Approaches and Units:	2007	2006

Installed, operational and revenue-generating
CrossingGuard red light approaches	247	182
Poliscanspeed Units	4	3
Additional Authorized Approaches:
CrossingGuard red light approaches	207	200
Poliscanspeed Units	11	11
Total	469	396

Index

During the second quarter of 2007, the Company added 36 CrossingGuard red light approaches and decommissioned 6 approaches and added one PoliScanSpeed™ unit and decommissioned eight units.  Five speed units that operate in school zone speed enforcement contracts were shut down for the summer school vacation season 2007.  These units are included in the above table under Additional Authorized Poliscanspeed Units. Three speed units were decommissioned in Texas in the quarter as a result of the passing of state legislation making photo speed enforcement illegal.

The management team focus is to expand our market share in the emerging traffic safety market.  We plan to expand that market share by:

•	Continuing to aggressively market CrossingGuard video-based red light enforcement systems and services to targeted states and municipalities for red light enforcement and safety

•	Implementing a marketing program for speed enforcement systems and services to states and municipalities for speed enforcement and safety

•	Focusing our research and development team on streamlining our current technical offering and reducing cost and complexity.

•	Exploring new applications of our technology and new distribution centers

•	Participating in efforts to increase the public’s acceptance of, and state’s authorization of, automated traffic safety systems

•	Participating in industry standards setting bodies

•	Enhancing and seeking patents for our traffic safety technology to maintain or improve our position and competitive advantages in the industry

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future.  We may incur significant expenses in anticipation of revenue, which may not materialize and we may not be able to reduce spending quickly if our revenue is lower than expected.  In addition, our ability to forecast revenue, particularly with respect to our new speed products, is limited.  As a result, our operating results are volatile and difficult to predict and you should not rely on the results of one quarter as an indication of future performance.  Factors that may cause our operating results to fluctuate include, costs related to customization of our products and services; announcements or introductions of new products and services by our competitors; the failure of additional states to adopt or maintain legislation enabling the use of automated traffic enforcement systems or existing states that may prohibit it in the future; determinations by state and local government bodies to utilize our equipment without the additional processing services we provide; equipment defects and other product quality problems;  a shift towards fixed rate, as opposed to per ticket, compensation arrangements for our speed products, which could adversely affect revenues; the discretionary nature of our customers’ internal evaluation, approval and order processes; the varying size, timing and contractual terms of orders for our products and services; and the mix of revenue from our products and services.

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

Index

The following is a summary of key financial measurements monitored by management:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Financial
Revenue	3,061,000	2,003,000	5,442,000	3,755,000
Loss from operations	(892,000)	(2,914,000)	(2,174,000)	(6,151,000)
Net loss	(1,959,000)	(4,004,000)	(3,469,000)	(7,496,000)
Modified EBITDA	117,000	(1,462,000)	(321,000)	(3,184,000)
Cash and marketable securities	1,083,000	16,138,000
Investment in capitalized systems	2,861,000	1,614,000
Working capital	998,000	15,170,000

We are a capital-intensive business, so in addition to focusing on GAAP measures, we focus on modified EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or debt extinguishment costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. Then we exclude derivative instrument income or expense, debt discount expense, share-based compensation expense, and asset impairment charges   These measures eliminate the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and these measures provide us with a means to track internally generated cash from which we can fund our interest expense and our growth. In comparing modified EBITDA from period to period, we also ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as modified EBITDA. Because modified EBITDA is a non-GAAP financial measure, we include in the tables below reconciliations of modified EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

We present modified EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements, and that it provides an overall evaluation of our financial condition. In addition, modified EBITDA is defined in certain financial covenants under our 7% Senior Secured Convertible Notes and was used to adjust the interest rate on those notes to 9% at July 1, 2007 and will be used January 1, 2009 to determine whether the holders of those notes have a redemption right at May 25, 2009.

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

Index

The table below is a reconciliation of modified EBITDA to net loss for the three and six month periods ending June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

GAAP net income (loss)	$(1,959,000)	$(4,004,000)	$(3,469,000)	$(7,496,000)
Interest expense, net of interest income	596,000	565,000	1,145,000	798,000
Income tax expense	---	---	---	---
Depreciation and amortization	839,000	696,000	1,544,000	1,471,000
EBITDA	$(524,000)	$(2,743,000)	$(780,000)	$(5,227,000)
Derivative instrument (income) expense	(537,000)	(2,415,000)	(1,866,000)	(2,967,000)
Debt discount expense	1,008,000	2,940,000	2,016,000	3,514,000
Stock-based compensation expense	170,000	581,000	309,000	1,321,000
Asset impairment charge	---	175,000	---	175,000
Modified EBITDA	$117,000	$(1,462,000)	$(321,000)	$(3,184,000)

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

Revenue Recognition

In accordance with Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”), revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of sales arrangements exist, (b) delivery has occurred, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.  In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied.

The majority of our revenue is derived from three types of customer arrangements:

a.
We provide hardware and equipment, and related third party embedded software (“roadside systems”). The third party embedded software is considered incidental to the system as a whole. In these arrangements, we typically sell or lease the system as a stand alone roadside system and account for it either as a direct sale, in one instance as a sales type lease, as it met the criteria of a sales type lease in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 13 – Accounting for Leases, or in most other cases as an operating lease accounted for on a monthly basis. For each arrangement, usually upon delivery for the sales type lease or monthly for operating type leases, revenue is recognized as there exists evidence that an arrangement exists, the system is delivered, the price is fixed or determinable, and collectability is reasonably assured in accordance with SAB 104;

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

Index

c.
For two current customers who want to process their own citations, we lease them our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For this arrangement, we recognize revenue in accordance with Statement of Position 97 –2 Software Revenue Recognition. Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued or paid.

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable.  In the first half of 2007 and 2006, four and two customers, respectively, each exceeded ten percent of revenue.

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

Inventory Obsolescence

We evaluate our inventory for excess and obsolescence on a quarterly basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether or not such equipment to be installed requires a change in the inventory reserve in order to record the inventory at net realizable value.  Based upon the evaluation, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Capitalization of Internal Buildout Costs

The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal and external resources to design, help install, and configure its software and equipment in those communities (i.e. buildout). Internal buildout costs are defined as directly related payroll, fringe, and travel and entertainment expense. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them.   Internal buildout costs capitalized in the second quarter of 2007 and 2006 were approximately $107,000 and zero, respectively, and $242,000 and zero for the six months ending June 30, 2007 and 2006, respectively.

Share-Based Compensation

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which required all share-based payments to employees to be recognized in our financial statements at their fair value. We have continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method.

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

The identification of, and accounting for, derivative instruments is complex.  Derivative instruments are re-valued at the end of each reporting period, with changes in fair value of the derivatives recorded as charges or credits to income in the period in which the changes occur.  For options, warrants and bifurcated conversion options that are accounted for as derivative instruments, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Long-Term Asset Impairment

In assessing the recoverability of our long-term assets, including capitalized system costs, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value.  If these estimates change in the future, we may be required to record impairment charges that were not previously recorded.

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $1,083,000 at June 30, 2007 compared with $3,010,000 at December 31, 2006.  At June 30, 2007, we had working capital of $998,000 compared with  $3,433,000 at December 31, 2006. Our net worth at June 30, 2007 was $2,343,000 compared with $5,502,000 at December 31, 2006.

The decline in cash, working capital, and net worth is primarily due to (1) our net loss in the six months ending June 30, 2007 of $3,469,000 and (2) investment in capitalized systems of $2,861,000 which are expected to generate revenue in future quarters, offset by (3) proceeds of $1,415,000 net of expenses received from our placement of $1,500,000 in Variable Rate Senior Notes Payable.

On July 23, 2007, the Company entered into a Securities Purchase Agreement with certain accredited investors, including affiliates of the Company (the “Purchasers”) to sell 8,532,403 shares of the Company’s common stock, par value $0.01 per share at a purchase price per share of $0.5802 (the “Purchase Price”) for an aggregate purchase price of $4,950,500 in a private placement pursuant to Regulation D under the Securities Act of 1933 (the “Transaction”).  The Transaction was closed on July 27, 2007.

Index

As a predicate to the Transaction, the Company entered into separate agreements (“Waivers”) with holders of more that 75% of the outstanding principal amount of the Company’s Senior Secured Convertible Notes bearing interest at the rate of 7.0% (subject to adjustment) (the “7% Notes”) and holders of more than 66⅔% of holders of the Company’s 5% Senior Convertible Notes (the “5% Notes”) pursuant to which such holders (constituting holders of a sufficient amount of the 7% Notes and 5% Notes respectively) have waived the anti-dilution provisions associated with their respective Notes that would have been triggered by the transaction.  Had the Waivers not been entered into, the Company would have been subject to a substantial downward adjustment to the conversion price of the outstanding principal of the 7% Notes and the 5% Notes.   Waivers did not affect certain Warrants related to the 7% Notes, which were adjusted in accordance with their original terms.  As a result of the Transaction, Warrants to purchase 2,032,205 shares with an exercise price of $4.35 and 198,264 shares with an exercise price of $3.60 were modified to 2,611,750 warrants with an exercise price of $3.38 and 252,496 warrants with an exercise price of $2.82, respectively.

In connection with the Transaction, we entered into a registration rights agreement with the Purchasers, pursuant to which we agreed to file a Registration Statement on Form S-3 registering for resale the shares purchased in the Transaction.  The Registration Statement must be filed not later than 30 business days after the earlier of (a) the date the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2007 or (b) the last day on which the Company could timely file such Annual Report on Form 10-K in accordance with SEC rules, with penalties imposed on the Company if such filing deadline is not met, or if the registration statement is not declared effective by the SEC within 60 days of filing (or 90 days if subject to SEC review) in an amount equal to 0.0493% of the Purchase Price of each share held by the Purchaser for each day of any such failure.

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors (some of whom are affiliates of the Company) agreed to purchase $1,500,000 of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

We continue to seek additional sources of equity and debt financing to fund operations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at June 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:    (1)

Payments due in:	Operating Leases (1)	Senior Convertible Notes		Senior Secured Convertible Notes		Variable Rate Senior Notes Payable		Debt Interest	Total
2007	$202,000	$	---	$	---	$	---	$1,175,000	$1,377,000
2008	403,000		---		---		---	2,348,000	2,751,000
2009	403,000		2,850,000		---		---	2,254,000	5,507,000
2010	344,000		---		---		---	2,206,000	2,550,000
2011	113,000		---		22,840,000		1,500,000	882,000	25,335,000
Thereafter	---		---		---		---	---	---
	$1,465,000		$2,850,000		$22,840,000		$1,500,000	$8,865,000	$37,520,000

(1)	Primarily facility lease obligations in Providence, RI and Los Angeles, CA.

Index

The interest rate on our 7% Senior Secured Convertible Notes is subject to adjustment if certain targets in the Company’s modified EBITDA are or are not met.  As modified EBITDA reported on the Company’s Quarterly Report on Form 10-Q for the current fiscal quarter ending June 30, 2007 is less than $1,250,000, the interest rate was increased to 9% effective July 1, 2007.  As a result, the above table reflects interest on the 7% Senior Secured Convertible Notes at 9% for all future fiscal periods through maturity.  The effect of increasing the interest rate is an increase in interest expense by $114,000 quarterly beginning in the third quarter of 2007.

In addition, the holders of the Senior Secured Convertible Notes have the right to require the Company to redeem all or any portion of the outstanding balance of the Secured Notes on May 25, 2009, if the Company’s modified EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R) for the twelve-month period ending December 31, 2008 as reported on the Form 10-K does not exceed $14.0 million.

On April 23, 2007, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that because the Company’s stock traded below $1.00 for a period of 30 consecutive business days, it did not comply with the minimum requirement for continued inclusion in Nasdaq under Marketplace Rule 4310(c)(4). Accordingly, the Company has been notified that it will have 180 calendar days or until October 22, 2007, to meet this compliance requirement. The Company must bring the bid price of its stock back above $1.00 per share for 10 or more consecutive business days by that time.

If compliance cannot be demonstrated by October 22, 2007, Nasdaq staff will determine whether the Company meets Nasdaq’s Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c) except for the 10-day bid price requirement. If the Company does not meet these other initial listing criteria, Nasdaq staff will provide written notification to the Company that its securities will be delisted. In that event, the Company may appeal the staff’s determination. If the Company meets the initial listing criteria except for the bid price requirement, then Nasdaq staff will notify the Company that it has been granted an additional 180 calendar days to fully comply. A delisting of the Company’s stock for more than five consecutive days or for more than an aggregate of 10 days in any 365-day period would constitute an event of default under the terms of the Company’s 7% Senior Secured Convertible Notes dated May 25, 2006. A default under the 7% Notes would in turn be a default under the Company’s 5% Senior Convertible Notes due October 31, 2007.

It is our opinion that, given  that the Company can effect a reverse stock split to rectify the stock price deficiency, we believe it is likely that we will be able to cure our failure to meet the Nasdaq stock price continued listing requirement.  Accoringly, we believe it unlikely that we will default on our 7% Notes and 5% Senior Convertible Note.

As of June 30, 2007, we have no off balance sheet arrangements.

For the six months ended June 30, 2007, we invested $2,861,000 in capitalized systems compared to $1,614,000 invested in capitalized systems costs in the same period last year.  Management expects that NTS will make substantial future commitments for systems related to our CrossingGuard contracts.

Index

Results of Operations

Revenues

Total revenues for the second quarter of 2007 were $3,061,000 as compared to $2,003,000 for the second quarter of 2006.  Total revenues for the six months ending June 30, 2007 were $5,442,000 as compared to $3,755,000 for the six months ending June 30, 2006.  Lease and service fee revenue grew 53% in the second quarter and 45% in the first half of 2007 as our base of revenue-generating CrossingGuard red light approaches and Poliscan Speed Units increased. At the end of the second quarter of 2007 we had 247 revenue generating CrossingGuard approaches and 4 PoliScanspeed Units as compared to 182 revenue generating CrossingGuard approaches and 3 PoliScanspeed Units in the second quarter of 2006. The average per approach/unit revenue increased in the second quarter of 2007 due to the mix of CrossingGuard and speed units deployed. As more speed units are deployed, they generate higher per unit revenues than CrossingGuard approaches.

Cost of sales

Cost of sales for the second quarter of 2007 was $1,756,000 as compared to $1,704,000 for the second quarter of 2006, an increase of $52,000, or 3%. Cost of sales for the six months ending June 30, 2007 was $3,221,000 as compared to $3,055,000 for the six months ending June 30, 2006, an increase of $166,000, or 5%. In both the quarter and the six months ending June 30, 2007, amortization of new capitalized systems and associated direct processing and support costs increased as a result of more revenue-generating red-light approaches in the quarter. However, these increases were offset by (1) cost reductions and efficiencies in our mature contracts, (2) the reduction of higher costs on our Transol contracts, which we acquired in September 2005. Most depreciable Transol assets were  written off as part of  the impairment charge taken in the fourth quarter of 2006 on underperforming Transol contracts, thereby reducing 2007 depreciation on ongoing Transol business, and (3) included in the second quarter of 2006 were charges totaling $325,000 for inventory and impairment charges that did not repeat in the second quarter of 2007.

Gross Profit

Gross Profit for the second quarter of 2007 totaled $1,305,000 or 43% as compared to $299,000 or 15% for the second quarter of 2006, an increase of $1,006,000 or 28 percentage points. Gross Profit for the six months ending June 30, 2007 totaled $2,221,000 or 41% as compared to $700,000 or 19% for the six months ending June 30, 2006, an increase of $1,521,000 or 22 percentage points. The increase in gross profit in both the quarter and six months ending June 30, 2007 is primarily attributable to higher levels of revenue, the reduction in costs on our mature contracts and in one-time charges, and the favorable effect created in 2007 by the write-off of depreciable assets related to our Transol contracts in the fourth quarter of 2006.

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

Index

In addition, certain executive stock option vesting and associated non-cash stock compensation expense charges were completed in the fourth quarter of 2006.   These charges were approximately $400,000 on a quarterly basis in 2006. These charges do not reoccur in 2007.

Total operating expenses for the second quarter of 2007 totaled $2,197,000 as compared to $3,213,000 for the second quarter of 2006, a decline of $1,016,000. Total operating expenses for the six months ending June 30, 2007 totaled $4,395,000 as compared to $6,851,000 for the six months ending June 30, 2006, a decline of $2,456,000. The decline in operating expenses for both periods was due to (1) the above-mentioned cost reduction actions taken by the Company in the first quarter and fourth quarters of 2006, and (2) the above-mentioned decline in the Company’s non-cash stock compensation charges. We will continue to pursue cost containment measures going forward.

Engineering and operations expense for the second quarter of 2007 totaled $1,004,000 as compared to $1,103,000 in the second quarter of 2006, a decline of $99,000. Engineering and operations expense for the six months ending June 30, 2007 totaled $2,093,000 as compared to $2,301,000 in the six months ending June 30, 2006, a decline of $208,000. These costs include the salaries and related costs of field and office personnel, as well as, operating expenses related to delivery, configuration, maintenance and service of our installed base.  The decline for both periods is primarily attributable to the cost reduction actions taken in 2006 as mentioned above.

Research and development expenses for the second quarter of 2007 totaled $82,000 as compared to $290,000 in the second quarter of 2006, a decline of $208,000. Research and development expenses for the six months ended June 30, 2007 totaled $219,000 as compared to $772,000 in the six months ending June 30, 2006, a decline of $553,000. The reduction in research and development expenses for both periods is primarily due to the successful completion of our transition to digital technology in 2006 for our CrossingGuard products and the need for lower development costs with our speed enforcement technology.

Selling and marketing expenses for the second quarter of 2007 totaled $175,000 as compared to $535,000 in the second quarter of 2006, a decline of $360,000. Selling and marketing expenses for the six months ending June 30, 2007 totaled $371,000 as compared to $1,049,000 for the six months ended June 30, 2006, a decline of $678,000. The decline is primarily due to the cost reduction actions taken as mentioned above.  The Company is in the process of implementing a new sales and marketing strategy and expects its costs in future quarters to increase as a result.

General and administrative expenses for the second quarter of 2007 totaled $936,000 as compared to $1,285,000 in the second quarter of 2006, a decline of $349,000. General and administrative expenses for the six months ended June 30, 2007 totaled $1,712,000 as compared to $2,729,000 for the six months ending June 30, 2006, a decline of $1,017,000. The decline is primarily attributable to the above-mentioned decline in our non-cash stock compensation charges offset by an increase in legal and corporate governance costs.

Derivative instrument income (expense), net

Derivative instrument income for the second quarter of 2007 totaled $537,000 as compared to $2,415,000 for the second quarter of 2006.  Derivative instrument income for the six months ending June 30, 2007 totaled $1,866,000 as compared to $2,967,000 for the six months ending June 30, 2006.

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

The major factors contributing to the change for the second quarter and six months ending June 30, 2007 was due  to the passage of time and a decline in our stock price.

Index

Debt discount expense

Debt discount expense for the second quarter of 2007 totaled $1,008,000 as compared to an expense of $2,940,000 for the second quarter of 2006.  Debt discount expense for the six months ending June 30, 2007 totaled $2,016,000 as compared to an expense of $3,514,000 for the six months ending June 30, 2006.

The decline in both the quarter and six months ending June 30, 2007 is primarily attributable to a write-off of debt discounts associated with the repayment of the Fourth Laurus Note in the second quarter of 2006. This charge was partially offset by higher debt discounts associated with the sale of our 7% Senior Secured Convertible Notes, and higher debt discounts on the extension of our 5% Senior Convertible Notes in May 2006.  These debt discounts are established at the time a derivative instrument is bifurcated from the host debt agreement (at issuance) and amortized over the life of the note.

Other Expense, net

Other expense, net for the second quarter of 2007 totaled $596,000 as compared to $565,000 in the second quarter of 2006. Other expense, net for the six months ending June 30, 2007 totaled $1,145,000 as compared to $798,000 for the six months ending June 30, 2006. The increase in both periods is primarily attributable to interest on higher levels of debt and higher interest rates.

The interest rate on our 7% Senior Secured Convertible Notes is subject to adjustment if certain targets in the Company’s modified EBITDA are or are not met.  As modified EBITDA reported on the Company’s Quarterly Report on Form 10-Q for the current fiscal quarter ending June 30, 2007 is less than $1,250,000, the interest rate was increased to 9% effective July 1, 2007.   The effect of increasing the interest rate is an increase in interest expense by $114,000 quarterly beginning in the third quarter of 2007.

Net Loss

Net loss for the second quarter of 2007 was $1,959,000 or ten cents per share as compared to a net loss of $4,004,000 or 20 cents per share for the second quarter of 2006, a decline in the loss of $2,045,000 or ten cents per share. Net loss for the six months ending June 30, 2007 was $3,469,000 or seventeen cents per share as compared to a net loss of $7,496,000 or 37 cents per share for the six months ending June 30, 2006, a decline in the loss of $4,027,000 or 20 cents per share. The reduction in both periods was primarily attributable to (1) the increase in revenues, (2) the cost reduction actions taken in the fourth quarter of 2006, and January 2007, (3) the reduction in our non-cash stock compensation costs beginning in the first quarter of 2007, (4) the reduction in depreciation related to our Transol contracts, and (5) the reduction in debt discount expense, offset by (6) the decline in non-cash derivative instrument income, and (7) interest costs related to our debt arrangements.

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

Interest Rates
We have a senior convertible note payable with interest fixed at 5% and 7% through their maturity in May 2011.  Interest on the 7% Senior Convertible Notes was changed based on the financial performance of the Company starting in the third quarter of 2007.  The effect of increasing the interest rate for future quarters from 7% to 9% is an increase in interest expense by $114,000 quarterly.

Variable Rate Senior Note holders will receive interest payments equal to (a) $5.00 per paid citation issued with the Equipment (for “as issued” contracts), (b) $6.00 per paid citation (for “as paid” contracts) and (c) 17% of amounts collected (for “fixed fee” contracts), subject to a minimum return of 10% per annum, payable quarterly in arrears.  Payments will be made based upon citations issued from up to 16 speed units per $1.5 million in aggregate outstanding principal on all Notes.  Once the Company has entered into contracts for the operation of a minimum of 16 speed units, the Company may, but is not obligated to sell an additional $1.5 million of Speed Notes.  The effective interest rate for the second quarter of 2007 was 10%.

Management assesses the exposure to market risk for these obligations as minimal.

ITEM 4.                      Controls and Procedures.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PART II:                       OTHER INFORMATION

Item 1.	Legal Proceedings

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  We intend to begin the discovery process shortly.

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

With respect to both of the above cases, final resolution can be determined only after disposition of the Court’s certified question to the Ohio Supreme Court; namely:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.  The Ohio Supreme Court has received briefs from all parties, and we expect that the case will be scheduled for oral argument in the fall of 2007.  Although the Ohio Supreme Court is not bound to render a decision in a specific period of time, we anticipate that a decision will be rendered not later than December 2007.

Index

With respect to the underlying actions, discovery was complete at the time the Court certified the question to the Ohio Supreme Court.

We do not currently have any pending material litigation other than that described above.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

None

Index

Item 6:	Exhibits

Exhibit Number                                      Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Statement Pursuant to 18 U.S.C. §1350

99.1	Securities Purchase Agreement, dated July 23, 2007

Index

FORM 10-Q

NESTOR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2007	NESTOR, INC.
(REGISTRANT)

/s/ Nigel P. Hebborn
Nigel P. Hebborn
Treasurer and Chief Financial Officer

Index