Form 10-Q
period 2007-10-30
NESTOR INC
filed 2007-10-31
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:☐	No: ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
[Common Stock, $.01 par value per share]	28,954,219 shares

INDEX

NESTOR, INC.

FORM 10Q

For the Quarterly Period Ended September 30, 2007

INDEX

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share And Per Share Information

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,216	$2,952
Marketable securities	---	58
Accounts receivable, net	2,806	2,343
Inventory, net	920	1,950
Other current assets	225	197
Total current assets	9,167	7,500
Noncurrent assets
Capitalized system costs, net	10,183	8,185
Property and equipment, net	529	789
Goodwill	5,581	5,581
Patent development costs, net	129	125
Other long term assets	2,011	2,331
Total Assets	$27,600	$24,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,017	$1,325
Accrued liabilities	1,400	1,493
Accrued employee compensation	409	351
Deferred revenue	1,375	712
Asset retirement obligation	313	186
Total current liabilities	4,514	4,067
Noncurrent Liabilities:
Senior convertible notes payable, net of discount	1,519	920
Senior secured convertible notes payable, net of discount	10,987	8,563
Variable rate senior notes payable	1,500	---
Derivative financial instruments – debt and warrants	2,804	4,971
Long term asset retirement obligation	897	488
Total liabilities	22,221	19,009

Commitments and contingencies	---	---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
issued and outstanding: Series B – 180,000 shares at
September 30, 2007 and December 31, 2006	180	180
Common stock, $0.01 par value, authorized 50,000,000
shares issued and outstanding: 28,954,219 shares at
September 30, 2007 and 20,386,816 shares at December 31, 2006	290	204
Additional paid-in capital	78,824	73,597
Accumulated deficit	(73,915)	(68,479)
Total stockholders’ equity	5,379	5,502
Total Liabilities and Stockholders’ Equity	$27,600	$24,511

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Lease and service fees	$3,329	$1,979	$8,771	$5,733
Product royalties	20	3	20	4

Total revenue	3,349	1,982	8,791	5,737

Cost of sales:
Lease and service fees	1,943	1,659	5,164	4,715
Product royalties	---	---	---	---

Total cost of sales	1,943	1,659	5,164	4,715

Gross profit:
Lease and service fees	1,386	320	3,607	1,018
Product royalties	20	3	20	4

Total gross profit	1,406	323	3,627	1,022

Operating expenses:
Engineering and operations	926	861	3,019	3,162
Research and development	99	365	318	1,137
Selling and marketing	181	549	552	1,598
General and administrative	812	1,316	2,524	4,044

Total operating expenses	2,018	3,091	6,413	9,941

Loss from operations	(612)	(2,768)	(2,786)	(8,919)

Derivative instrument income (expense)	338	7,145	2,204	10,112
Debt discount expense	(1,008)	(1,167)	(3,024)	(4,681)
Other (expense) income, net	(685)	(562)	(1,830)	(1,360)

Net income (loss)	$(1,967)	$2,648	$(5,436)	$(4,848)

Income (loss) per share:

Income (loss) per share, basic and diluted	$(0.07)	$0.13	$(0.24)	$(0.24)

Shares used in computing loss per share:
Basic	26,542,888	20,378,648	22,480,692	20,241,421
Diluted	26,542,888	20,385,970	22,480,692	20,241,421

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands, Except Share And Per Share Information
(Unaudited)

	Nine Months Ended September 30,
	2007		2006
			(As Restated)
Cash flows from operating activities:
Net income (loss)		$(5,436)	$(4,848)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		2,458	2,165
Asset impairment charge		---	175
Write off of deferred financing fees		405	406
Stock based compensation		439	1,940
Derivative instrument (income) expense		(2,204)	(10,112)
Debt discount expense		3,024	4,681
Provision for doubtful accounts		11	63
Provision for inventory reserve		180	83
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		(473)	316
Inventory		851	(533)
Other assets		5	230
Accounts payable and accrued expenses		193	119
Deferred revenue		663	319

Net cash provided by/(used) in operating activities		116	(4,996)

Cash flows from investing activities:
Sale of (investment in) marketable securities		60	---
Investment in capitalized systems		(4,118)	(3,538)
Purchase of property and equipment		(58)	(172)
Investment in patent development costs		(24)	(7)

Net cash used in investing activities		(4,140)	(3,717)

Cash flows from financing activities:
Repayment of notes payable		---	(10,850)
Proceeds from notes payable, net		1,415	26,397
Cash restricted by notes payable		---	(3,859)
Proceeds from private stock placement, net		4,873	4,822
Proceeds from issuance of common stock, net		---	3

Net cash provided by financing activities		6,288	16,513

Net change in cash and cash equivalents		2,264	7,800
Cash and cash equivalents – beginning of period		2,952	1,224

Cash and cash equivalents – end of period		$5,216	$9,024

Supplemental cash flows information:
Interest paid		$1,461	$891

Income taxes paid	$	---	$ ---

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share And Per Share Information
(Unaudited)

Note 1	–	Nature of Operations:

A.	Organization

Nestor, Inc., a Delaware corporation (“We, “Us” or the “Company”) was organized on March 21, 1983 to maintain and further develop certain patent rights and know-how acquired from its predecessor, Nestor Associates, a limited partnership.  Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997.  Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary.  CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing and is now inactive.  Nearly all of our operations are conducted by our wholly owned subsidiary, Nestor Traffic Systems, Inc. (“NTS”).  The condensed consolidated financials statements include the accounts of Nestor, Inc. and NTS.  All intercompany transactions and balances have been eliminated.  Our main offices are located in Providence, RI and Los Angeles, CA.

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and in Canada.  We provide:

•	CrossingGuard®, a fully video-based automated red light enforcement system

•	PoliScanSpeed™, a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system; and

•	ViDAR™, a new video-based speed detection and imaging system that complements our other systems or stands alone as a speed enforcement system.

CrossingGuard® uses our patented image processing technology to predict and record the occurrence of a red light violation and manages the process of issuing and processing a citation.  PoliScanSpeed™ uses LiDAR, a technology developed by Vitronic GmbH.  Although the Company is no longer the exclusive North America distributor of Vitronic PoliScanSpeed™, we remain a distributor and continue to market and support this highly effective speed system.  ViDAR™ uses non-detectable, passive video detection and average speed over distance calculations to detect and record evidence of speeding vehicles.  ViDAR™ enforces multiple, simultaneous violations bi-directionally.

In addition to our automated traffic enforcement systems, we offer state of the art back office solutions for the processing and management of citation issuance, prosecution and collection.  Our new i-Citation software application assists customers with all event tasks.  i-Citation provides customers with the ability to review the complete evidence package online.  i-Citation provides police and other officials with convenient and quick access to all event information.  i-Citation also provides ready access over the web to violation information such as location and date/time; and disposition status of an event.  Our suite of traffic safety solutions in combination with our advanced back-office software make customer-friendly, fully integrated and turnkey services available.

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

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors including affiliates of the Company agreed to purchase $1,500 of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.  See Note 4 for further details.

We have incurred significant losses to date and at September 30, 2007, we have an accumulated deficit of $73,915. However, the Company has reduced its losses in the nine months of 2007 and has reported positive modified EBITDA in the second and third quarters of 2007. Management believes that the financing obtained in 2007 mentioned above and our liquidity at September 30, 2007 will enable us to continue with the development and delivery of our products and sustain operations through the next twelve months. There can be no assurance, however, that our operations will be sustained or be profitable in the future, that our product development and marketing efforts will be successful, or that if we have to raise additional funds to expand and sustain our operations, such funds will be available on terms acceptable to us, if at all.

Note 2	–	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included.  Operating results for the quarter and nine months ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

Capitalized system costs – material, labor and contractor costs incurred to build and install our equipment are capitalized and depreciated over a minimum of 3 years or the initial term of our contracts.  The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal and external resources to design, help install, and configure its software and equipment in those communities (i.e. build out). Internal build out costs are defined as directly related payroll, fringe, and travel related expenses. Those build out costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over a minimum of 3 years or the initial term of the contracts. The Company accumulates the amount of those internal build out costs incurred on a quarterly basis and capitalizes them.  Internal build out costs capitalized in the third quarter of 2007 and 2006 were approximately $107 and $336, respectfully, and $349 and $336 for the nine months ending September 30, 2007 and 2006, respectively.

Other long term assets – are primarily debt financing costs associated with our debt agreements and are being amortized over the life of the debt.

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

INDEX

Loss per share – loss per share is computed using the weighted average number of shares of stock outstanding during the period.  Diluted per share computations, which would include shares from the effect of common stock equivalents and other dilutive securities are not presented for the third quarter of 2007 and nine month periods of 2007 and 2006, since their effect would be antidilutive.

Note 3	–	Stock Based Compensation:

The Company accounts for share-based compensation in accordance with the provisions of SFAS 123R, which requires the measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The majority of our share-based compensation arrangements vest over either a four or five year graded vesting schedule.  The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$5	$5	$15	$22
Engineering and operations	65	43	189	180
Research and development	9	43	27	106
Selling and marketing	2	3	8	81
General and administrative	49	525	200	1,551
Share-based compensation expense before tax	$130	$619	$439	$1,940
Provision for income tax	---	---	---	---
Net share-based compensation expense	$130	$619	$439	$1,940

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended September 30, 2007 and 2006.  Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

INDEX

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected option term (1)	5.25 yrs.	5.25 yrs.	5.25 yrs.	5.25 yrs.
Expected volatility factor (2)	164%	165%	163 to 165%	165 to 168%
Risk-free interest rate (3)	4.6%	4.7%	4.5 to 5.0%	4.5 to 5.0%
Expected annual dividend yield (4)	0%	0%	0%	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
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

The following table presents the activity of the Company’s Stock Option Plans from December 31, 2006 through September 30, 2007.

	2007
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,953,853	$4.55
Granted	739,500	0.82
Exercised	---	---
Canceled	510,600	4.34
Outstanding at September 30, 2007	3,182,753	3.72

Options exercisable at September 30, 2007	2,186,203	$4.42

INDEX

The following table presents weighted average price and life information about significant option groups outstanding at September 30, 2007:

Options Outstanding						Options Exercisable
Range of Ex. Price			Number of Outstanding at Sept. 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at Sept. 30, 2007	Weighted Averaged Exercisable Price
$0.00	-	0.99	594,500	7.8	$0.74	179,150	$0.74
1.00	-	2.99	342,650	7.1	1.83	49,650	2.15
3.00	-	3.99	226,000	3.8	3.60	173,500	3.66
4.00	-	4.99	1,835,775	3.1	4.86	1,640,450	4.86
5.00	-	5.99	177,163	3.2	5.61	140,538	5.62
6.00	-	8.00	6,665	4.6	6.20	2,915	6.13
			3,182,753	4.5	3.72	2,186,203	4.42

During the nine months ended September 30, 2007, and September 30, 2006, there were no intrinsic value of options exercised (i.e. the difference between the market price and the price paid by the employee to exercise the options) and no amount of cash was received from the exercise of options.

The total grant date fair value of stock options that vested during the nine months ended September 30, 2007 was approximately $659 with a weighted average remaining contractual term of 5.3 years.  The weighted average fair value of options, as determined under SFAS123(R), granted during the quarter  ended September 30, 2007 and 2006 was $0.72 and $2.80 per share, respectively.

As of September 30, 2007, there was $2,967 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  The Company amortizes stock-based compensation on the straight-line method.

The Company did not realize any actual tax benefit for tax deductions from option exercise of the share-based payment arrangements for the nine months ended September 30, 2007 or 2006.

Warrants

The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities.  The Company issued 60,000 warrants in connection with the private placement in November 2004, 100,000 warrants in connection with the private placement in May 2005, 371,339 warrants in connection with the private stock placement in January 2006, and 2,394,262 warrants in connection with the Senior Secured Notes placement in May 2006, that were increased to 2,864,247 as part of the July 2007 private equity offering.

The following table presents warrants outstanding:
September 30, 2007

Eligible, end of quarter for exercise	3,395,586

Warrants issued in the quarter	---

Low exercise price	$2.82
High exercise price	$8.44

INDEX

The warrants outstanding as of September 30, 2007 are currently exercisable and expire at various dates through May, 2011. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $2.82 to $8.44 per share, subject to certain anti-dilution rights.

Note 4	–	Long Term Financial Obligations

The Company considers its senior convertible notes payable, senior secured convertible notes payable, variable rate senior notes payable and derivative financial instruments, net of debt discounts, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	September 30, 2007	December 31, 2006
Senior Convertible Notes
Principal	$2,850	$2,850
Debt discount	(1,331)	(1,930)
FMV of embedded derivatives	12	164

Senior Secured Convertible Notes
Principal	22,840	22,840
Debt discount	(11,853)	(14,277)
FMV of embedded derivatives, including warrants	2,792	4,807

Variable Rate Senior Notes	1,500	---
	$16,810	$14,454
Less current portion	---	---
Total	$16,810	$14,454

Aggregate maturities of long-term obligations for the years ending following September 30, 2007 are as follows:

	2009		2011	Total

Senior Secured Convertible Notes	$	---	$22,840	$22,840
Senior Convertible Notes		2,850	---	2,850
Variable Rate Senior Notes Payable		---	1,500	1,500
Total:		$2,850	$24,340	$27,190

In addition, the holders of the Senior Secured Convertible Notes have the right to require the Company to redeem all or any portion of the outstanding balance of the Secured Notes on May 25, 2009, if the Company’s modified EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R) for the twelve-month period ended December 31, 2008 as reported on the Form 10-K does not exceed $14,000.

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

INDEX

Speed Note holders will receive interest payments equal to (a) $5.00 per paid citation issued with the Equipment (for “as issued” contracts), (b) $6.00 per paid citation (for “as paid” contracts) and (c) 17% of amounts collected (for “fixed fee” contracts), subject to a minimum return of 10% per annum, payable quarterly in arrears.  Payments will be made based upon citations issued up to 16 speed units per $1,500 million in aggregate outstanding principal on all Notes.  Once the Company has entered into contracts for the operation of a minimum of 16 speed units, the Company may, but is not obligated to, sell an additional $1,500 million of Speed Notes.  The effective interest rate for the third quarter of 2007 was 10%.

The Speed Notes will mature on May 25, 2011, at which time the Company will pay all unpaid principal together with all accrued but unpaid interest.  The Company may at any time redeem the Speed Notes at 110% of face value plus accumulated but unpaid interest.

The proceeds from the Speed Notes will be used, either prospectively or retrospectively, to fund the purchase price or cost of design, engineering, installation, construction, configuring, maintenance, or operation or improvement of property or equipment used in speed contracts signed after October 1, 2006 at a customer site, including without limitation, costs of site analysis and preparation.

Note 5	–	Income Taxes:

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

Note 6	–	Litigation:

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  We have initiated discovery and, under Rhode Island law, discovery requests must be answered within 40 days.

INDEX

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages.  These cases have been consolidated in the U.S. District Court for the Northern District of Ohio.  These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations.  The action was filed in the Summit County Court of Common Pleas and was removed to federal court.  On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings.  Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006.   The plaintiff amended her complaint on August 8, 2006 to include equal protection violations among her federal constitutional claims.  We filed an answer to that amended complaint on August 18, 2006 and all dispositive motions in the case were filed by November 22, 2006.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court.  On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings.  Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006 and all dispositive motions in the case were filed by November 22, 2006.

With respect to both of the above cases, final resolution can be determined only after disposition of the Court’s certified question to the Ohio Supreme Court; namely:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.  The Ohio Supreme Court has received briefs from all parties, and oral arguments were heard on September 18, 2007.    Although the Ohio Supreme Court is not bound to render a decision in a specific period of time, we anticipate that a decision will be rendered not later than March 2008.

With respect to the underlying actions, discovery was complete at the time the Court certified the question to the Ohio Supreme Court.

If the Ohio Supreme Court renders judgment adverse to Nestor, our ability to continue operations in the State of Ohio would be severely limited and we may not be able to operate at all.  A significant portion of our revenues derive from Ohio and the loss of that business could have a material and adverse effect on our business and operations.

We do not currently have any pending material litigation other than that described above.

INDEX

Note 7	–	New Accounting Pronouncements:

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

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and in Canada.  We provide:

•	CrossingGuard®, a fully video-based automated red light enforcement system

•	PoliScanSpeed™, a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system; and

•	ViDAR™, a new video-based speed detection and imaging system that complements our other systems or stands alone as a speed enforcement system.

CrossingGuard® uses our patented image processing technology to predict and record the occurrence of a red light violation and manages the process of issuing and processing a citation.  PoliScanSpeed™ uses LiDAR, a technology developed by Vitronic GmbH.  Although the Company is no longer the exclusive North America distributor of Vitronic PoliScanSpeed™, we remain a distributor and continue to market and support this highly effective speed system.  ViDAR™ uses non-detectable, passive video detection and average speed over distance calculations to detect and record evidence of speeding vehicles.  ViDAR™ enforces multiple, simultaneous violations bi-directionally.

INDEX

In addition to our automated traffic enforcement systems, we offer state of the art back office solutions for the processing and management of citation issuance, prosecution and collection.  Our Citation Composer software, the staple of our back-office citation processing service, is now supplemented by an Internet-based customer support application.  Our new i-Citation software application assists customers with all event tasks.  i-Citation provides customers with the ability to review the complete evidence package online.  i-Citation provides police and other officials with convenient and quick access to all event information.  i-Citation provides ready access over the web to violation information such as location and date/time; and disposition status of an event.  Our suite of traffic safety solutions in combination with our advanced back-office software make customer-friendly, fully integrated and turnkey services available.    i-Citation is now being used by a major customer and, although not required, will ultimately replace customer-facing Citation Composer functions as part of our planned roll out which begins in the fourth quarter of 2007.

A recent innovation by our research and development team is video signal sensing or VSS.  VSS integrates with commercially available cameras to read the phase of a traffic signal day or night without any connection to the signal control box or any physical connections.  We expect that VSS will reduce intersection construction costs.  Early results of VSS software testing and quality assurance are positive and we expect to complete testing before year end.

We generate recurring revenue through contracts that provide for equipment leasing and services on a fixed and/or per citation fee basis.  Essentially all of our revenue prior to September 30, 2005 was generated through contracts for our CrossingGuard red light system. Beginning in the fourth quarter of 2005, we started generating revenue from our PoliScanspeed system.  The economics of products and services are tied to the number of operating systems in the field and in many cases the number of violations processed by such systems.  Customer pricing entails fixed monthly fees, variable per ticket fee pricing structures, or a combination of both.  A shift to monthly fixed fee contracts may result in a more stable revenue stream for installations.  Many of our initial red light and speed contracts, however, compensate us on a per-ticket-paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services.  Depending on the terms of each contract, we realize from $19 to $99 per citation issued or paid and/or fixed monthly fees ranging from $2,000 to $7,000 per approach for system delivery and processing services.

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

Almost all of our contracts provide for the lease of equipment and the services as a bundled, turnkey program over initial terms of three to five years.  The equipment leases are generally classified as operating leases under FAS 13 “Accounting for Leases” and the revenues are realized along with service revenues as services are delivered to a customer over the life of the contract.

Our existing contracts with government entities typically authorize the installation of systems at a specified number of approaches.  As of September 30, 2007, our active contracts had 287 installed approaches and speed units and authorized the installation of up to an additional 207 approaches and speed units.  Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

INDEX

The following table provides summary information regarding our active contracts.

	Quarter Ended September 30,
Number of Approaches and Units:	2007	2006

Installed, operational and revenue-generating
CrossingGuard red light approaches	280	202
Poliscanspeed Units	7	10
Additional Authorized Approaches:
CrossingGuard red light approaches	195	225
Poliscanspeed Units	12	10
Total	494	447

During the third quarter of 2007, the Company added 33 CrossingGuard red light approaches and decommissioned no approaches and added three PoliScanSpeed™ units and decommissioned no units.  Three speed units that operate in school zone speed enforcement contracts were shut down for the summer school vacation season in June and restarted in September.

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

INDEX

During our first 25 years of operations, we developed a number of patented intelligent software solutions for decision and data-mining applications, including financial services, fraud detection and intelligent traffic-management systems.  In 2000, we made the strategic decision to concentrate on our traffic management technologies and began to dispose of our other product lines.  By 2003, we had exited our financial services and fraud detection business lines, and had refocused our resources on our traffic safety and enforcement systems such as CrossingGuard, our current primary source of revenue.  In early 2001, we also entered into two separate source-code licensing agreements for our fraud detection product line appointing Applied Communications, Inc., or ACI, and Retail Decisions, Inc., or ReD, as co-exclusive resellers in the transaction processing industry.  Royalty revenues from ACI continued through June 2002 when the royalty stream was assigned to Churchill Lane Associates, or CLA.  We do not expect to receive future revenues from this license. Additionally, we transferred to ReD certain of our assets that supported the technology licensed under our license to ReD.  No ongoing revenues are expected to be realized from ReD.  The licensing, royalty and other payments we received under these licensing arrangements and other transfers of our noncore property and technology financed our operations during 2001 and 2002 and enabled us to develop our traffic enforcement business.

The following is a summary of key financial measurements monitored by management:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Financial
Revenue	$3,349,000	$1,982,000	$8,791,000	$5,737,000
Loss from operations	(612,000)	(2,768,000)	(2,786,000)	(8,919,000)
Net income (loss)	(1,967,000)	2,648,000	(5,436,000)	(4,848,000)
Modified EBITDA	432,000	(1,455,000)	111,000	(4,639,000)

Investment in capitalized systems	1,257,000	1,924,000	4,118,000	3,538,000
Cash and marketable securities	5,216,000	12,941,000
Working capital	4,653,000	11,079,000

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

INDEX

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

The table below is a reconciliation of modified EBITDA to net loss for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
GAAP net income (loss)	$(1,967,000)	$2,648,000	$(5,436,000)	$(4,848,000)
Interest expense, net of interest income	685,000	562,000	1,830,000	1,360,000
Income tax expense	---	---	---	---
Depreciation and amortization	914,000	694,000	2,458,000	2,165,000
EBITDA	$(368,000)	$3,904,000	$(1,148,000)	$(1,323,000)
Derivative instrument (income) expense	(338,000)	(7,145,000)	(2,204,000)	(10,112,000)
Debt discount expense	1,008,000	1,167,000	3,024,000	4,681,000
Stock-based compensation expense	130,000	619,000	439,000	1,940,000
Asset impairment charge	---	---	---	175,000
Modified EBITDA	$432,000	$(1,455,000)	$111,000	$(4,639,000)

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

INDEX

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
For two current customers who want to process their own citations, we lease them our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For this arrangement, we recognize revenue in accordance with Statement of Position 97–2 Software Revenue Recognition. Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued or paid.

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

INDEX

Capitalization of Internal Buildout Costs

The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal and external resources to design, help install, and configure its software and equipment in those communities (i.e. build out). Internal build out costs are defined as directly related payroll, fringe, and travel and entertainment expense. Those build out costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over a minimum of 3 years or the initial term of the contract. The Company accumulates the amount of those internal build out costs incurred on a quarterly basis and capitalizes them.   Internal build out costs capitalized in the third quarter of 2007 and 2006 were approximately $107,000 and $336,000, respectively, and $349,000 and $336,000 for the nine months ending September 30, 2007 and 2006, respectively.

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

INDEX

Concentrations of credit risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  We place our cash and temporary cash investments with high credit quality financial institutions.  At times such investments may be in excess of the FDIC limit.  However, senior management continually reviews the financial stability of these financial institutions.  We routinely assess the financial strength of our customers, most of which are municipalities, and, as a result, believe that our trade accounts receivable credit risk exposure is limited.  However, one customer represents 42% of our Accounts Receivable balance as of September 30, 2007.  We do not require collateral from our customers.

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $5,216,000 at September 30, 2007 compared with $3,010,000 at December 31, 2006.  At September 30, 2007, we had working capital of $4,653,000 compared with $3,433,000 at December 31, 2006. Our net worth at September 30, 2007 was $5,379,000 compared with $5,502,000 at December 31, 2006.

The increase in cash and working capital is primarily due to (1) proceeds of $4,873,000, net of expenses, from our private equity offering in July 2007 and (2) proceeds of $1,415,000, net of expenses, received from our placement of $1,500,000 in Variable Rate Senior Notes Payable, offset by (3) our investment in capitalized systems of $4,118,000 which are expected to generate revenue in future quarters, and (4) cash flow from operations of $116,000.

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

INDEX

On March 30, 2007, the Company entered into a Note Purchase Agreement, which became effective on April 1, 2007, pursuant to which accredited investors including affiliates of the Company agreed to purchase $1,500,000 of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”), which Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

We continue to seek additional sources of equity and debt financing to fund future investments and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at September 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases (1)	Senior Convertible Notes		Senior Secured Convertible Notes		Variable Rate Senior Notes Payable		Debt Interest	Total
2007	$89,000	$	---	$	---	$	---	$587,000	$676,000
2008	357,000		---		---		---	2,348,000	2,705,000
2009	357,000		2,850,000		---		---	2,254,000	5,461,000
2010	313,000		---		---		---	2,206,000	2,519,000
2011	113,000		---		22,840,000		1,500,000	882,000	25,335,000
Thereafter	---		---		---		---	---	---
	$1,229,000		$2,850,000		$22,840,000		$1,500,000	$8,277,000	$36,696,000

(1)	Primarily facility lease obligations in Providence, RI and Los Angeles, CA.

The interest rate on our 7% Senior Secured Convertible Notes is subject to adjustment if certain targets in the Company’s modified EBITDA are or are not met.  As modified EBITDA reported on the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2007 was less than $1,250,000, the interest rate was increased to 9% effective July 1, 2007.  As a result, the above table reflects interest on the 7% Senior Secured Convertible Notes at 9% for all future fiscal periods through maturity.  The effect of increasing the interest rate is an increase in interest expense by $114,000 quarterly beginning in the third quarter of 2007.

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

INDEX

On April 23, 2007, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that because the Company’s stock traded below $1.00 for a period of 30 consecutive business days, it did not comply with the minimum requirement for continued inclusion in Nasdaq under Marketplace Rule 4310(c)(4). Accordingly, the Company had been notified that it had 180 calendar days or until October 22, 2007, to meet this compliance requirement. Although the Company did not bring the bid price of its stock back above $1.00 per share for 10 or more consecutive business days as of that date, the Company was nevertheless entitled to an automatic 180 day extension through April 21, 2008 to meet this Nasdaq threshold.  Nasdaq rules provide for this automatic extension because the Company met all of Nasdaq’s initial listing requirements (other than the closing bid price) on October 22, 2007.  The Nasdaq staff has determined that the Company meets the applicable Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c) except for the 10-day bid price requirement.  Accordingly, the Company has until April 21, 2008 to meet the 10-day bid price requirement.  If the Company does not achieve this threshold as of that date, Nasdaq staff will provide written notification to the Company that its securities will be delisted.  In that event, the Company may appeal the staff’s determination and would be permitted to cure the non-compliance by effecting a reverse stock split.  A delisting of the Company’s stock for more than five consecutive days or for more than an aggregate of 10 days in any 365-day period would constitute an event of default under the terms of the Company’s 7% Senior Secured Convertible Notes dated May 25, 2006. A default under the 7% Notes would in turn be a default under the Company’s 5% Senior Convertible Notes due in 2009.

As of September 30, 2007, we have no off balance sheet arrangements.

For the nine months ended September 30, 2007, we invested $4,118,000 in capitalized systems compared to $3,538,000 invested in capitalized systems costs in the same period last year.  Management expects that NTS will make substantial future commitments for systems related to our CrossingGuard contracts.

Results of Operations

Revenues

Total revenues for the third quarter of 2007 were $3,349,000 as compared to $1,982,000 for the third quarter of 2006.  Total revenues for the nine months ending September 30, 2007 were $8,791,000 as compared to $5,737,000 for the nine months ending September 30, 2006.  Lease and service fee revenue grew 68% in the third quarter and 53% in the first nine months of 2007 as our base of revenue-generating CrossingGuard red light approaches and revenue per Poliscan Speed Units increased. At the end of the third quarter of 2007 we had 280 revenue generating CrossingGuard approaches and 7 PoliScanspeed Units as compared to 202 revenue generating CrossingGuard approaches and 10 PoliScanspeed Units in the third quarter of 2006. The average per approach/unit revenue increased in the third quarter and period of 2007 for both red light and speed business as we decommissioned unproductive and added productive approaches and units in 2007.

Cost of sales

Cost of sales for the third quarter of 2007 was $1,943,000 as compared to $1,659,000 for the third quarter of 2006, an increase of $284,000, or 17%. Cost of sales for the nine months ending September 30, 2007 was $5,164,000 as compared to $4,715,000 for the nine months ending September 30, 2006, an increase of $449,000, or 10%. In both the quarter and the nine months ending September 30, 2007, amortization of new capitalized systems and associated direct processing and support costs increased as a result of more revenue-generating red-light approaches in the periods presented. However, these increases were offset by (1) cost reductions and efficiencies in our mature contracts, (2) the reduction of higher costs on our Transol contracts, which we acquired in September 2005. Most depreciable Transol assets were  written off as part of  the impairment charge taken in the fourth quarter of 2006 on underperforming Transol contracts, thereby reducing 2007 depreciation on ongoing Transol business, and (3) included in the second quarter of 2006 were charges totaling $325,000 for inventory and impairment that did not repeat in 2007.

INDEX

Gross Profit

Gross Profit for the third quarter of 2007 totaled $1,406,000 or 42% as compared to $323,000 or 16% for the third quarter of 2006, an increase of $1,083 or 26 percentage points. Gross Profit for the nine months ending September 30, 2007 totaled $3,627,000 or 41% as compared to $1,022,000 or 18% for the nine months ending September 30, 2006, an increase of $2,605,000 or 23 percentage points. The increase in gross profit in both the quarter and nine months ending September 30, 2007 is primarily attributable to higher levels of revenue, the reduction in costs on our mature contracts and in one-time charges, and the favorable effect created in 2007 by the write-off of depreciable assets related to our Transol contracts in the fourth quarter of 2006.

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

Total operating expenses for the third quarter of 2007 totaled $2,018,000 as compared to $3,091,000 for the third quarter of 2006, a decline of $1,073,000. Total operating expenses for the nine months ending September 30, 2007 totaled $6,413,000 as compared to $9,941,000 for the nine months ending September 30, 2006, a decline of $3,528. The 35% decline in operating expenses for both periods was due to (1) the above-mentioned cost reduction actions taken by the Company in the fourth quarter of 2006, and (2) the above-mentioned decline in the Company’s non-cash stock compensation charges.

Engineering and operations expense for the third quarter of 2007 totaled $926,000 as compared to $861,000 in the third quarter of 2006, an increase of $65,000. Engineering and operations expense for the nine months ending September 30, 2007 totaled $3,019,000 as compared to $3,162,000 in the nine months ending September 30, 2006, a decline of $143,000. These costs include the salaries and related costs of field and office personnel, as well as, operating expenses related to delivery, configuration, maintenance and service of our installed base.  The increase in the 2007 quarter is attributable to additional costs incurred in support of our increasing revenue base. The decline in the 2007 period is still primarily attributable to the cost reduction actions taken in 2006 as mentioned above.

Research and development expenses for the third quarter of 2007 totaled $99,000 as compared to $365,000 in the third quarter of 2006, a decline of $266,000. Research and development expenses for the nine months ended September 30, 2007 totaled $318,000 as compared to $1,137,000 in the nine months ending September 30, 2006, a decline of $819,000. The reduction in research and development expenses for both periods is primarily due to the successful completion of our transition to digital CrossingGuard and speed technology in 2006.

Selling and marketing expenses for the third quarter of 2007 totaled $181,000 as compared to $549,000 in the third quarter of 2006, a decline of $368,000. Selling and marketing expenses for the nine months ending September 30, 2007 totaled $552,000 as compared to $1,598,000 for the nine months ended September 30, 2006, a decline of $1,046,000. The decline is primarily due to the cost reduction actions taken as mentioned above.  The Company is in the process of implementing a new sales and marketing strategy and expects its costs in future quarters to increase as a result.

General and administrative expenses for the third quarter of 2007 totaled $812,000 as compared to $1,316,000 in the third quarter of 2006, a decline of $504,000. General and administrative expenses for the nine months ended September 30, 2007 totaled $2,524,000 as compared to $4,044,000 for the nine months ending September 30, 2006, a decline of $1,520,000. The decline is primarily attributable to the above-mentioned decline in our non-cash stock compensation charges offset by an increase in our corporate governance costs.

INDEX
Derivative instrument income (expense), net

Derivative instrument income for the third quarter of 2007 totaled $338,000 as compared to $7,145,000 for the third quarter of 2006.  Derivative instrument income for the nine months ending September 30, 2007 totaled $2,204,000 as compared to $10,112,000 for the nine months ending September 30, 2006.

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

The major factors contributing to the change for the third quarter and nine months ending September 30, 2007 was due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense for the third quarter of 2007 totaled $1,008,000 as compared to an expense of $1,167,000 for the third quarter of 2006.  Debt discount expense for the nine months ending September 30, 2007 totaled $3,024,000 as compared to an expense of $4,681,000 for the nine months ending September 30, 2006.

The decline in both the quarter and nine months ending September 30, 2007 is primarily attributable to a write-off of debt discounts associated with the repayment of the Fourth Laurus Note in the second quarter of 2006 and the put exercised in the fourth quarter of 2006. This charge was partially offset by higher debt discounts associated with the sale of our Senior Secured Convertible Notes, and higher debt discounts on the extension of our Senior Convertible Notes in May 2006.  These debt discounts are established at the time a derivative instrument is bifurcated from the host debt agreement (at issuance) and amortized over the life of the note.

Other Expense, net

Other expense, net for the third quarter of 2007 totaled $685,000 as compared to $562,000 in the third quarter of 2006. Other expense, net for the nine months ending September 30, 2007 totaled $1,830,000 as compared to $1,360,000 for the nine months ending September 30, 2006. Other Expense, net is primarily interest expense, but also includes interest income, debt financing cost amortization, banking fees, and foreign exchange gains and losses.  The increase in both periods is primarily attributable to interest on higher levels of debt and higher interest rates.

The interest rate on our Senior Secured Convertible Notes is subject to adjustment if certain targets in the Company’s modified EBITDA are or are not met.  As modified EBITDA reported on the Company’s Quarterly Report on Form 10-Q for the second quarter of 2007 was less than $1,250,000, the interest rate was increased from 7% to 9% effective July 1, 2007.   The effect of increasing the interest rate is an increase in interest expense by $114,000 quarterly beginning in the third quarter of 2007.

Net Loss

Net loss for the third quarter of 2007 was $1,967,000 or 7 cents per share as compared to a net income of $2,648,000 or 13 cents per share for the third quarter of 2006. Net loss for the nine months ending September 30, 2007 was $5,436,000 or 24 cents per share as compared to a net loss of $4,848,000 or 24 cents per share for the nine months ending September 30, 2006. The increase in losses for both periods was primarily attributable to (1) the decline in non-cash derivative instrument income and (2) the increase in interest costs related to our debt arrangements, offset by (3) the increase in revenues, (4) improved gross margins on ongoing business, (5) the reduction in our non-cash stock compensation costs beginning in the first quarter of 2007, and (6) the reduction in debt discount expense.

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

Interest Rates
We have a senior convertible note payable with interest fixed at 5% and 9% through their maturity in May 2011.  Interest on the Senior Secured Convertible Notes was changed based on the financial performance of the Company starting in the third quarter of 2007.  The effect of increasing the interest rate for future quarters from 7% to 9% is an increase in interest expense by $114,000 quarterly.

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

ITEM 4.              Controls and Procedures.

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

PART II:           OTHER INFORMATION

Item 1.	Legal Proceedings

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  We have initiated discovery and, under Rhode Island law, discovery requests must be answered within 40 days.

Two suits have been filed against us and the City of Akron seeking to enjoin the City of Akron speed program and damages.  These cases have been consolidated in the U.S. District Court for the Northern District of Ohio.  These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations.  The action was filed in the Summit County Court of Common Pleas and was removed to federal court.  On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings.  Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006.   The plaintiff amended her complaint on August 8, 2006 to include equal protection violations among her federal constitutional claims.  We filed an answer to that amended complaint on August 18, 2006 and all dispositive motions in the case were filed by November 22, 2006.

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of ours and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court.  On February 17, 2006, we and the other defendants filed a joint motion for judgment on the pleadings.  Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006 and all dispositive motions in the case were filed by November 22, 2006.

With respect to both of the above cases, final resolution can be determined only after disposition of the Court’s certified question to the Ohio Supreme Court; namely:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

INDEX
On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.  The Ohio Supreme Court has received briefs from all parties, and oral arguments were heard on September 18, 2007.  Although the Ohio Supreme Court is not bound to render a decision in a specific period of time, we anticipate that a decision will be rendered not later than March 2008.

With respect to the underlying actions, discovery was complete at the time the Court certified the question to the Ohio Supreme Court.

If the Ohio Supreme Court renders judgment adverse to Nestor, our ability to continue operations in the State of Ohio would be severely limited and we may not be able to operate at all.  A significant portion of our revenues derive from Ohio and the loss of that business could have a material and adverse effect on our business and operations.

We do not currently have any pending material litigation other than that described above.

Item 1A.                      Risk Factors

This Quarterly Report on Form 10-Q and other communications made by us contain forward-looking statements, including statements about our growth and future operating results, development of products, sales and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will” and similar expressions to help identify forward-looking statements. References to “we,” “us,” and “our” refer to Nestor, Inc. and its subsidiaries.

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

We have a history of net losses. For the nine months ended September 30, 2007 and 2006, our net loss was approximately $5,436,000 and 4,848,000, respectively.  As of September 30, 2007 we had an accumulated deficit of $73,915,000.  We expect to incur continuing losses for the foreseeable future due to significant marketing, product delivery, engineering and general and administrative expenses, and those losses could be substantial. We will need to generate significantly higher revenue, or reduce costs, to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.

We have substantial indebtedness.

As a result of the May 2006 offering of secured notes due May 2011, we have substantial indebtedness and we are highly leveraged. As of September 30, 2007, we have total indebtedness of approximately $27,190,000.   Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions.  In addition, our secured notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, sell equity, repay indebtedness, including the secured notes, before maturity or grant security interests on our assets. Under the terms of the secured notes, we will be unable to refinance our existing debt on more favorable terms.

INDEX

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

For the nine months ended September 30, 2007, and in prior fiscal years, our debt service costs exceeded current operating cash flow, and this may continue in future periods if we are unable to achieve our current projections.  Our ability to make scheduled payments of interest or principal, if any, on our indebtedness, including the secured notes, or to fund planned capital expenditures, will depend on our future performance, which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  There can be no assurance that future revenue growth will be realized or that our business will generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs.

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

INDEX
We will need additional financing, which may be difficult or impossible to obtain and may restrict our operations and dilute stockholder ownership interest.

At September 30, 2007, we had approximately $27,190,000 million of outstanding debt, at par value.  On July 27, 2007, we raised $4,873,000 (net of expenses) through a private sale of our equity securities.  Although we believe that the financing obtained in 2007 mentioned above and our liquidity at September 30, 2007 will enable us to continue with the development and delivery of our products and sustain operations through the next twelve months, we may need to raise additional funds in the future to fund our operations, deliver our products, expand or enhance our products and services, finance acquisitions and respond to competitive pressures or perceived opportunities.  Because the nature of our operations requires us to bear all the up-front costs of deploying our technology, additional funds will be crucial to our continuing operations. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern if we are unable to raise additional financing as it becomes necessary.

Our outstanding debt contains restrictive covenants that limit our ability to raise additional funds through debt financings.  As a result of these restrictions, any additional debt must be for the sole purpose of financing the design, engineering, installation, construction, configuring, maintenance, or operation or improvement of property or equipment at customer sites pursuant to customer contracts entered into after October 1, 2006 and will not be available to fund general overhead expenses.  If we raise additional funds through a debt financing, the terms and conditions of the debt financing may result in further restrictions on our operations or require that we grant a security interest in some or all of the assets related to the customer contracts toward which such financing would be applied. Any debt that we incur would increase our leverage and could exacerbate the negative consequences described above in “— We have substantial indebtedness.”

Additionally, we could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

Our outstanding debt consists of convertible notes, which contain anti-dilution provisions which would lower the conversion price if we were to issue equity for a price less than the conversion price.  We also have outstanding warrants to purchase our common stock which contain anti-dilution provisions which would lower the exercise price and increase the number of shares issuable upon exercise if we were to issue equity for a price less than the exercise price.  If we raise additional funds by issuing equity securities, which would require the consent of our secured Noteholders, further dilution to our then-existing stockholders will result and the terms of the financing may adversely affect the holdings or the rights of such stockholders.

We depend on a small group of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in revenue resulting from a default by this key customer could significantly reduce our revenue.

A significant portion of our revenue is derived from a single customer. Our largest customer accounted for 24% of our revenues in the first nine months of 2007 and 2% of our revenues in 2006.  Our four largest customers, defined as our key customers, account for 57% of our revenues in the first nine months of 2007 and 48% of our revenues in 2006. The loss of, or a significant reduction in revenue from any of our key customers, or a default by any key customer on its contractual obligations would significantly reduce our revenue and, if we are unable to replace such key customer, could materially and adversely affect our business and results of operations.  We can offer no assurances that we will be able to replace a key customer should it become necessary.

INDEX
We no longer have exclusive rights to market Poliscan.

Vitronic has elected to terminate our exclusive right to purchase and market Poliscan in the United States because we failed to generate specific the necessary sales volume prior to June 30, 2007.  Although we remain a non-exclusive distributor of Poliscan, we cannot make assurances that Vitronic will continue to allow us to distribute on their behalf or that Vitronic will continue to support our Poliscan units.  Because the growth of our speed business, namely the increased deployment of Poliscan systems, is a key component of our growth strategy, the loss of our exclusive relationship with Vitronic, or Vitronic’s failure to support our Poliscan units could adversely affect our business and results of operations.

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

INDEX
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

INDEX

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

INDEX
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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future.  We may incur significant expenses in anticipation of revenue, which may not materialize and we may not be able to reduce spending quickly if our revenue is lower than expected.  In addition, our ability to forecast revenue, particularly with respect to our new speed products, is limited.  As a result, our operating results are volatile and difficult to predict and you should not rely on the results of one quarter as an indication of future performance.  Factors that may cause our operating results to fluctuate include the risks discussed in this section as well as:

•	Costs related to customization of our products and services;

•	Announcements or introductions of new products and services by our competitors;

•	The failure of additional states to adopt or maintain legislation enabling the use of automated traffic enforcement systems;

•	Determinations by state and local government bodies to utilize our equipment without the additional processing services we provide;

•	Software defects and other product quality problems;

•	A shift towards fixed rate, as opposed to per ticket, compensation arrangements for our speed products, which could adversely affect revenues;

•	Adjustments in the estimates used to report revenue under contracts that require payment only after our customer has collected the fine;

INDEX

•	The discretionary nature of our customers’ internal evaluation, approval and order processes;

•	The varying size, timing and contractual terms of orders for our products and services;

•	The mix of revenue from our products and services;

•	The change in market value of our embedded debt and warrant derivatives; and

•	The change in our stock compensation charges relative to our equity incentive programs.

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

INDEX
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

INDEX
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

INDEX
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

As of September 30, 2007, we have issued and outstanding warrants and options to purchase up to approximately 6,260,139 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into approximately 7,136,111 shares of our common stock.

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

INDEX

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

There were approximately 28,954,219 shares of our common stock outstanding as of September 30, 2007, of which approximately 9,329,390 shares were freely tradable without restrictions or further registration under the Securities Act.  Silver Star, a significant stockholder, has the right to require us to register under the Securities Act their resale of all 9,836,430 shares of common stock that it owns, as soon as practicable after Silver Star requests that registration, of which 220,589 were registered on our registration statement (File No. 333-133468) that was declared effective on July 14, 2006.

The Nasdaq Capital Market may cease to list our common stock which may cause the value of an investment in our Company to substantially decrease and may result in a default under our senior secured notes.

We have been out of compliance with the Nasdaq Capital Market continued listing minimum bid price requirement and remain so to this date.  We presently remain listed on the Nasdaq Capital Market pursuant to a grace period which expires on April 21, 2008.   We are susceptible to volatility of our stock and could remain out of compliance if appropriate steps are not taken to cure our non-compliance. We can give no assurances that the steps we propose will be approved by our stockholders or that they will be effective in curing our non-compliance.  In addition, we may not meet other Nasdaq Capital Market continued listing requirements which could result in our common stock being delisted from the Nasdaq Capital Market.  If our common stock is not listed on the Nasdaq Capital Market or other national stock market or exchange, we would be in default of our senior secured notes and could be subject to the remedies available to the holders of such notes, including acceleration of the indebtedness hereunder.  In addition, delisting from the Nasdaq Capital Market would adversely affect the trading price and limit the liquidity of our common stock and therefore cause the value of an investment in our Company to decrease.

Our business and results of operations could be materially and adversely affected if the Ohio Supreme Court makes an adverse ruling in pending cases in Ohio

We are parties to two pending lawsuits, Mendenhall v. The City of Akron, et al., and Sipe, et al. v. Nestor Traffic Systems, Inc., et al., which lawsuits; have been consolidated in the United States District Court, Northern District of Ohio, Eastern Division.  There presently is pending a certified question before the Ohio Supreme Court, an adverse ruling on which would render us unable to continue to operate in Ohio without substantial modifications to our programs there.  We can offer no assurances that our programs in Ohio can be sufficiently modified such that they would conform to an adverse ruling in these lawsuits or that the affected municipalities would agree to such modifications.  The loss of business in Ohio would have a material adverse effect on our business and results of operations.

INDEX

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None other than as disclosed in the Form 8-K filed with the SEC on July 27, 2007.

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

Date: October 31, 2007	NESTOR, INC.
(REGISTRANT)

/s/ Nigel P. Hebborn
Nigel P. Hebborn
Treasurer and Chief Financial Officer