Form 10-K
period 2007-12-31
NESTOR INC
filed 2008-04-15
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file Number 0-12965

(Exact name of registrant as specified in its charter)
DELAWARE	13-3163744
(State of incorporation)	(I.R.S. Employer Identification No.)

42 Oriental Street; Providence, Rhode Island	02908
(Address of principal executive offices)	Zip Code

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicated by check mark whether the registrant is a shell company:	Yes:	☐	No:	☒

The aggregate market value of the 9,683,364 shares of voting stock held by non-affiliates of the registrant on June 30, 2007, based on the closing price of such stock on June 30, 2007, was $4,067,013.

The number of shares outstanding of the Registrant’s Common Stock at April 10, 2008 was 28,954,219.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Nestor, Inc.’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this report.

NESTOR, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.                      Business

General

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and Canada.  We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system.  We also offer a newly developed ViDAR™ (Video Detection and Ranging) speed detection and imaging system as a complement to our other products. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation.  Poliscanspeed, one of our speed enforcement products, uses technology developed by Vitronic GmbH.  ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles.  Because ViDAR™ was developed by in-house talent, there are no purchase minimums.  By combining our suite of enforcement products with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

CrossingGuard is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation.  The system includes our patented collision avoidance technology that anticipates expected violations and can be used to extend the red light phase for cross traffic, preventing collisions between violators and vehicles in the cross traffic.  CrossingGuard simultaneously records multiple views of the violation sequence, including close-ups of the vehicle and the license plate, and transmits video evidence electronically to the police department, which reviews the violation and approves the issuance of a citation.  Our technology captures over 300 images of each red light violation, which combined with our patented synchronized playback capability, enables us to provide a superior evidence package, resulting in a system-wide court challenge rate of 3% and a court dismissal rate of less than 1%.

Poliscanspeed is a fully automated system for photo speed detection and recording.  Poliscanspeed is capable of simultaneously capturing multiple vehicles in multiple lanes in bi-directional traffic, a distinct advantage over traditional radar or LiDAR systems limited to one lane, one direction or one car at a time.  This laser-based system scans a 45-degree arc 100 times per second, recording the speed, vehicle classification, and distance between vehicles, to create a three-dimensional image of all vehicles in the coverage area.  The system uses high-resolution digital cameras for documenting the speeding violation, including pictures of the license plate and an overview picture specifically identifying the speeding vehicle.

ViDAR™ is an internally developed, fully automated system for video-based speed detection and recording. ViDAR™ uses distance over time calculations in combination with video detection and tracking technology to measure and record the scene and license plate from speeding vehicles. ViDAR™ technology simultaneously tracks multiple vehicles bi-directionally in multiple lanes.  ViDAR™ incorporates current digital camera technology and secures evidence of violations in real-time with a 1/100 of a second time-stamp.  Also, because the system is based on video tracking, it is undetectable by radar/laser detectors.  A unique feature of the ViDAR™ speed system is its evidence package.  In addition to producing digital close-up still images, it is capable of storing and replaying time-stamped, full motion video of the violation.

We provide back office citation processing services for CrossingGuard, Poliscanspeed and ViDAR™ systems using our proprietary software solution called Citation Composer. These processing services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations.  One of Citation Composer’s many unique features is its ability to simultaneously replay synchronized videos of a red light violation, allowing for a more complete evidence package.

We generate recurring revenue through contracts with government entities that provide for equipment lease and services on a fixed monthly and/or per citation fee basis.  As of December 31, 2007, we were generating revenue from 302 installed CrossingGuard-equipped approaches in 25 municipalities in 6 states and 2 Canadian provinces, and 8 speed units in 3 municipalities.  As of that date, our active contracts with state and local governments authorized the installation of CrossingGuard at up to an additional 176 approaches and 11 speed units.

Our Market

Status of the CrossingGuard Market

The market for automated red light enforcement is experiencing significant growth.  Based on the Federal Highway Administration’s (FHWA) 2007 assessment that there are approximately 270,000 signalized intersections in the United States, and we estimate that there are over 1 million approaches to signalized intersections in the United States.  With over 250 communities with red-light cameras and assuming an average of 10 enforced approaches per community, there are approximately 2,500 or 0.025% of signalized approaches enforced with red light cameras.

Recent studies have shown that automated red-light enforcement systems are effective in reducing red-light running at enforced intersections.  The Insurance Institute for Highway Safety (IIHS) reported that red-light cameras were generally successful, leading to significant decreases in intersection crashes and violations – a 25-30% reduction in intersection injury crashes.  Our customer in Germantown, Tennessee reported more than a 20% reduction in crashes since the system began and more than a 30% reduction since before the system was put in place.  The City of Germantown’s Automated Enforcement System began issuing citations on September 6, 2002.

First-generation red-light camera systems generally relied on in-ground vehicle sensing loops and still photography.  This technology is outdated.  The preferred technology uses all digital video detection and either all high resolution digital still cameras or a combination of digital still and digital video technology.

The use of automated traffic systems to enforce red light running violations requires specific authority at the state or local government level, either through state enabling or home rule statutes.  Attorney General and/or court rulings also affect a state’s ability to allow red light enforcement.  Twenty-five states and the District of Columbia currently allow the use of automated traffic light systems such as CrossingGuard; several more are expected to enter the automated red light market later this year.  Four Canadian provinces allow the use of automated traffic light systems; the province of Manitoba permits automated red light enforcement only in the City of Winnipeg.

U.S. jurisdictions allowing red light enforcement include:

Arizona Arkansas California Colorado Delaware Florida Georgia Illinois	Indiana Louisiana Maryland New Jersey New Mexico New York North Carolina Ohio	Oregon Pennsylvania Rhode Island Tennessee Texas Utah Virginia Washington Washington, D.C.

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

Status of the Speed Market

The automated speed enforcement market is potentially more significant than the automated red light enforcement market.  While already well established in Europe, Asia and Australia, the automated speed enforcement market in the U.S. is positioned to grow significantly as a result of the enormous costs associated with speeding-related crashes. The FHWA reports an average of 117 traffic fatalities each day, 30% of which are caused by drivers under the age of 25.  The FHWA further reports that daily financial losses from such accidents is $630 million.

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

Similar to automated red light enforcement, the use of automated traffic systems to enforce speed limits requires specific authority at the state or local government level, either through state enabling or home rule statutes.  Judicial opinions and rulings have also determined state progress.  Currently, eleven states, the District of Columbia and two Canadian provinces, with Manitoba limited to just the City of Winnipeg, allow automated speed enforcement.  They are:

UNITED STATES			CANADA
Arizona	Maryland	Tennessee	Alberta
California	North Carolina	Utah	Manitoba
Colorado	Ohio	Washington
Illinois	Oregon	Washington, D.C.

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

Company History

We were founded in 1975, incorporated in 1981, and completed our initial public offering in 1983.  During our first 25 years of operations, we developed a number of patented intelligent software solutions for decision and data-mining applications, including financial services, fraud detection and our intelligent traffic-management systems.  In January 1997, we organized Nestor Traffic Systems, Inc. (“NTS”) as a wholly-owned subsidiary.  In 1999 and 2000, NTS raised additional capital through two private placements of its common stock, reducing our ownership to approximately 35%.  In 2000, we made the strategic decision to concentrate on our traffic management technologies and we began to dispose of our other product lines. In connection with this restructuring effort, on September 12, 2001, we reacquired 100% ownership of NTS through a merger transaction with another subsidiary in which we issued common stock for the NTS shares held by outside investors. By 2003, we exited our financial services, fraud detection, Rail CrossingGuard and TrafficVision business lines and refocused our resources on our traffic enforcement systems.

Our transition to traffic management solutions involved a series of licensing arrangements and transfers of technology rights, including a June 11, 1996 licensing agreement and an asset purchase agreement to transfer the development, production and marketing rights of our character recognition products to National Computer Systems. In early 2001, we also entered into two separate source-code licensing agreements for our fraud detection product line. The first of these was a February 1, 2001 non-exclusive license agreement with Applied Communication, Inc., (ACI), whereby we granted ACI the right to integrate and distribute all of our fraud detection products throughout its worldwide sales and support network. ACI paid us $1,100,000 in the first six months of 2001, and was required to make guaranteed minimum royalty payments during the first year in an amount of approximately $500,000. The license requires the payment of a 15% royalty starting on February 1, 2002, but no further guaranteed minimum royalty payments are required. This agreement replaced an earlier license to ACI. We sold the royalty rights to Churchill Lane Associates (CLA) from this license on July 1, 2002. On April 7, 2008, we amended our license agreement with ACI to transfer the remaining rights we held related to our fraud detection software product line to ACI.  ACI paid us $500,000 as full consideration for this transfer.  We do not expect to receive future revenue from this license.

Additionally, on May 18, 2001, we entered into a license agreement with Retail Decisions, Inc. (ReD).  We granted ReD a perpetual, fully-paid, worldwide license in the field of fraud and money laundering detection and risk management in certain defined industries; and a non-exclusive, perpetual, fully-paid, worldwide license solely for use in the field of use of customer relationship management in certain defined industries.  Additionally, we transferred to ReD assets that supported the technology licensed under the license agreement to ReD.  ReD paid us $1,800,000 under the license agreement, and we paid ReD $968,000 for certain marketing and transition services in 2001.  No ongoing revenues are expected to be realized from ReD.

The licensing, royalty and other payments we received under these licensing arrangements and other transfers of our property and technology financed our operations during 2001 and 2002 and enabled us to develop our traffic enforcement business.

On January 15, 2003, Silver Star Partners I, LLC (Silver Star) purchased 49 million shares of our pre-reverse stock split common stock (4,900,000 shares on a post-split basis) for $2,376,500.  Following the initial Silver Star investment, on April 11, 2003, we effected a one-for-ten reverse stock split of our common stock.  On April 16, 2003, Silver Star purchased an additional 4,013,557 post-reverse stock split shares for $1,946,575.  William B. Danzell, our former President and Chief Executive Officer is the Managing Director of Silver Star.  Upon completion of the second sale, Silver Star owned 64% of our outstanding shares of common stock.

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

Products and Services

Our products combine sophisticated digital camera technologies with advanced image processing methods to detect and record traffic-related violations.  We complement these roadside products with a full suite of back-office processing support services, providing our customers with a complete turnkey solution.  Our roadside systems are a combination of Nestor- and/or Vitronic-developed modular hardware components and software that provide monitoring for traffic-data collection, vehicle detection and tracking and enforcement.  These roadside systems include: CrossingGuard for red light enforcement, Poliscanspeed and ViDAR™ for mobile speed or fixed speed enforcement.  We provide back-office processing and support services across our roadside systems using a proprietary software solution called Citation Composer.  These processing and support services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations.  We believe that our strong suite of patents covering our image processing technology provides us with a strategic advantage and enables us to offer a comprehensive traffic enforcement solution.

CrossingGuard Red Light Enforcement

CrossingGuard. Our CrossingGuard system is an automated, video-based monitoring system that predicts and records the occurrence of a red light violation.  The system applies high speed image processing and target-tracking technology to real-time video scenes.   The products use digital video and high resolution digital still cameras, computers and software to detect red light violators at signalized intersections.  Using the captured video frames, our systems apply algorithms to recognize objects as vehicles and predict their motion relative to the stop line.  This advanced proprietary technology, which effectively sees and interprets objects captured in video images, is at the core of the CrossingGuard solution.

The CrossingGuard system includes patented collision avoidance technology that anticipates violations and generates a signal that can extend the red light phase for cross traffic.  This helps prevent collisions between red light violators and vehicles on the cross streets.  Through a system of multiple video cameras set up to monitor and capture violators on a per approach basis, the system simultaneously records the violation sequence, including a view of the vehicle from the front approaching the intersection; a view of the vehicle from the rear entering the intersection; and a close-up of the vehicle, license plate, and the option of a close-up driver image.  All images and videos are assigned a unique identifier, packaged together and are electronically transmitted to the police department, which reviews the violation and issues a citation.  Our advanced video technology, which combined with our patented synchronized replay capability, enables us to provide a superior evidence package, resulting in a court dismissal rate of less than 1%.

The CrossingGuard system consists of a video camera installed on top of a traffic signal pole or a roadside pole installed by us that is used to track and record the actions of an approaching vehicle.  Another camera is positioned to view the signal lights as they change from green to yellow to red and record the vehicle’s actions as the lights change and it enters the intersection, capturing over 200 images of each violation.  The views from these two cameras can also be presented in a patented side-by-side synchronized mode to demonstrate the complete view of the violation, including extenuating circumstances, aggressive behavior or other factors.  Finally, an enforcement camera is positioned to obtain a close-up image of the vehicle license plate and, where needed, the driver image, based upon vehicle location instructions provided by the tracking camera.  A PC-based computer system, which we install in an enclosure by the roadside link through a local Ethernet LAN connection, runs the intelligent software and controls camera activity.   High-speed VPN communications transmit video and data from the intersection to a designated facility for processing.  CrossingGuard is built upon standard PC hardware and software components.  This design provides the reliability and performance benefits of improving PC hardware and the ability to upgrade and add functionality as needed.  We purchase all electronic and mechanical components from third-party vendors, built in accordance with our specifications, and primarily use local contractors to install the systems.

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

CrossingGuard VIP. We also provide the CrossingGuard Video Intersection Vehicle Profiling program, a tool that we have developed to help municipalities pre-qualify intersections. Because intersection violation rates can range from an average of a few per day to over 50 per hour, the system helps the municipality develop an estimate of safety issues at a given intersection and the long-term ticket volume by counting and profiling violations for all directions at a particular intersection.

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

As of December 31, 2007, we had installed CrossingGuard at 302 approaches or 25 customers throughout the United States and Canada, and our contracts authorize up to an additional 176 CrossingGuard approaches for installations.   Management believes the majority of the authorized approaches under these outstanding and pending contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed or that pending contracts will be finalized.  Depending upon contract terms and services provided, we realize (a) from $11 to $99 per citation issued or paid or (b) a fixed monthly fee ranging from $1,500 to $7,000 per approach for system delivery, lease, processing services and maintenance.

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

Poliscanspeed  Products

Poliscanspeed.  Poliscanspeed, an innovative solution for digital speed detection and recording, is the only multi-lane, bi-directional, scanning LiDAR (light detection and ranging) mobile speed enforcement system in the industry. Unlike traditional photo speed enforcement systems, which use radar or conventional LiDAR, Poliscanspeed utilizes scanning LiDAR technology to simultaneously record and measure several vehicles in parallel lanes, with 100 laser beams per second sweeping a 45 degree arc, creating a real-time 3-dimensional image of the scene. The system records the speed, classification (motorcycle, car or truck) and the distance between every vehicle entering the coverage area. Poliscanspeed uses a high-resolution digital camera for documentation of the speeding offense, including pictures of the license plate, an overview picture which specifically targets the speeding vehicle, as well as the image of the driver where required.  Detecting all vehicles in all lanes simultaneously avoids the ambiguity and measuring errors that are more common among our competitors' systems, allowing many more speed offenses to be effectively recorded and prosecuted.

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

Deployment and Set Up. With outside dimensions of less than 14 inches per side and weighing less than 45 pounds, the PoliScanspeed unit is designed for ease of use and maximum portability. Additionally, its small size allows maximum versatility. Unlike competing systems, which are confined to either a minivan or a portable unit, PoliScanspeed can be deployed in a variety of different ways giving our customers the flexibility to rotate enforcement to areas that have the greatest need. We offer PoliScanspeed in a variety of configurations, including our Mobile Speed Unit, which is a self-contained violation capture and processing center all in one. Other configurations include vehicle mount and tripod mount. Our proven back office integration and citation processing systems, coupled with Poliscanspeed’s advanced technology, provide a fully integrated automated speed enforcement solution.

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

Revenue Generation. As of December 31, 2007, we had installed 8 PoliScanspeed units for 2 customers within the United States, and our contracts authorize up to an additional 11 speed units for deployment.

Enforcing only a single lane drastically reduces potential citation rates by 2 or 3 times.  Poliscanspeed utilizes the vehicle targeting advantages of LiDAR while covering multiple lanes, gaining the advantages of radar. This technology solution couples the advantages of radar and LiDAR into one unique enforcement system. Because the system covers all vehicles in all lanes, we can issue, in some cases, twice as many speed citations as can our competition on multi-lane or bi-directional roads. Unlike traditional laser systems, which can require up to 90 meters of flat, straight roadway to accurately target a speeding vehicle, our speed unit can track at distances as short as 20 meters. This short-range LiDAR tracking capability is a major competitive advantage, enabling speed enforcement on roads with sharp curves and hills and enabling better image quality regardless of lighting conditions.

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

Most vendors’ “evidence packages” consist of a photograph with either multiple untargeted vehicles at short range, or a single targeted vehicle at some far, distant range—zoomed in by near telescopic length lenses.  The ViDAR™ system achieves an indisputable evidence package by taking video of the violating vehicle with embedded vehicle speed-stamps at up to 60 frames per second (fps).  Digital still images of the license plate provide the most conclusive evidence of speeding violations.

Deployment and Set Up. The complete ViDAR™ system is available with all software and hardware for the municipality to issue citations from the speed system in a fixed or mobile configuration.

Program Management and Processing Services

We offer our CrossingGuard and Poliscanspeed customers a complete package of services and support, which can be customized. These services consist of site planning and equipment installation, user training and support, violation review, citation preparation and processing, account management, toll free hotline support, public education and expert testimony. In addition, we provide direct, remote and online equipment monitoring and maintenance primarily through our field and office personnel and through local contractors as necessary. We also offer fine collection and processing as an optional service for our customers.

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

Sales, Marketing and Methods of Distribution

We market our products and services to municipalities and governmental traffic management departments.  As of December 31, 2007, our direct sales force consisted of 2 employees, and our marketing support group consisted of 2 employees.  In addition, members of senior management are actively involved in sales and marketing.  Because our products require technical assistance during the sales and installation processes, our marketing team also accesses our internal staff of program managers and field engineers.  Within the last 12 months we have also engaged the services of several consultants and lobbyists to assist with our marketing and sales efforts.

We obtain product inquiries from customer referrals, product mailings, attendance at trade shows, trade press coverage and our Internet site.  Most contracts are obtained through competitive proposal processes in response to requests for proposals, or RFPs, issued by municipalities.  In some cases, our customers may issue a sole-source contract, avoiding the RFP process.  Our sales force actively engages in direct discussions with potential customers to encourage sole-sourcing or the issuance of RFPs that incorporate our products’ features.  We also subscribe to multiple services that advise us of relevant RFPs, issued by state and local governments.  Purchasing decisions are influenced by the advantages of a particular product, customer references, existing relationships with the jurisdiction, pricing, and in some cases, consultant and lobbyist activities.  In 2007, we submitted twenty-seven proposals to state and local governments.  As of December 31, 2007, as a result of bids submitted in 2007, we were awarded two contracts.   No provider has been selected with respect to six of the RFPs to which we responded in 2007.

Our 2008 marketing and sales plan includes the addition of a National Sales Manager and 5 additional sales and marketing personnel to increase our presence in the marketplace.  Our state-specific marketing and comprehensive municipal coverage will be executed by our sales team and consultants/lobbyist engagements.  Marketing and sales plan to deliver our sales material via aggressive advertising and direct mail campaigns, augmented by attendance at trade shows to stimulate product awareness and interest.

Research and Development Activities

The focus of our research and development is on improvements to our products and technologies in order to maintain and increase our products’ competitive advantages as well as customer service and satisfaction. We also consider developing new technologies and products that we believe will complement our traffic enforcement product line.

We have completed development and commercialized three products:

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

•
Our CrossingGuard Speed system utilizes Vitronic’s scanning LiDAR system. The integration of this non-intrusive speed sensor into our product allows us to deliver the advantages of scanning LiDAR while maintaining the advantage of full motion digital video; and

•	ViDAR™ utilizing distance over time calculations in combination with video detection and tracking technology to measure and record the scene, license plate and driver images from speeding vehicles.

We spent $414,000 and $1,383,000 in the years ended December 31, 2007 and 2006, respectively, on research and development.  The more significant 2006 research and development expenditures are attributable to development of ViDAR™, the CrossingGuard all digital video solution and the US commercialization and back office integration of the PoliScanspeed product.

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

During 2007, we received one patent relative to the CrossingGuard product line.  The Australian patent, Traffic Violation Detection System, was issued to us as a result of our acquisition of Transol USA in August 2005.

As of December 31, 2007, we own 12 U.S. patents and 4 foreign patents.  We have 2 U.S. and 2 foreign patent applications pending.  Eight of our U.S. patents, 3 of our foreign patents and all of our patent applications are related to our traffic enforcement business.  Three foreign patents correspond to one or more of the U.S. patents, and one foreign patent stands alone.  Our patents expire at various times from 2008 to 2023.  None relevant to our traffic enforcement business expire before 2018.

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

Revenue from our ten largest customers have accounted for approximately 81% and 73% of total revenue for the years ended December 31, 2007 and 2006, respectively.  In 2007, revenue from three customers accounted for 19%, 13% and 12% of our total revenues, respectively.  In fiscal year 2006, revenue from two customers accounted for 19% and 14% of our total revenues, respectively.

Employees

As of December 31, 2007, we had 89 full-time employees, comprised of 11 in engineering and product development, 32 in processing and system support, 30 in program management and field services, 4 in sales and marketing and 12 in management, finance and office support.  None of our employees are represented by a labor union.  We have experienced no work stoppages, and management believes our employee relationships are generally good.

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

We have a history of net losses. For the years ended December 31, 2007 and 2006, our net loss was approximately $8,023,000 and $7,491,000, respectively.  As of December 31, 2007, we had an accumulated deficit of $76,502,000.  We expect to continue incurring losses for the foreseeable future due to significant marketing, product delivery, engineering and general and administrative expenses, and those losses could be substantial. We will need to generate significantly higher revenue, or reduce costs, to achieve profitability, which we may be unable to do. Even if we do achieve profitability, we may not be able to sustain or increase our profitability in the future.

We have substantial indebtedness.

As a result of the May 2006 offering of secured notes due May 2011, we have substantial indebtedness and we are highly leveraged.  As of December 31, 2007, we have total indebtedness of approximately $27,190,000.  Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions.  In addition, our secured notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, sell equity, repay indebtedness, including the secured notes, before maturity or grant security interests on our assets.  Under the terms of the secured notes, we will be unable to refinance our existing debt on more favorable terms.

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

For the year ended December 31, 2007, and in prior fiscal years, our debt service costs exceeded current operating cash flow, and this may continue in future periods if we are unable to achieve our current projections.  Our ability to make scheduled payments of interest or principal, if any, on our indebtedness, including the secured notes, or to fund planned capital expenditures, will depend on our future performance, which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  There can be no assurance that future revenue growth will be realized or that our business will generate sufficient cash flow from operations to enable us to service our indebtedness or to fund our other liquidity needs.

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

At December 31, 2007, we had approximately $27,190,000 of outstanding debt, at face value.  On July 27, 2007, we raised $4,808,000 (net of expenses) through a private sale of our equity securities.  Although we believe that the financing obtained in 2007 mentioned above and our liquidity at December 31, 2007 will enable us to continue with the development and delivery of our products and sustain operations through the next twelve months, we may need to raise additional funds in the future to fund our operations, deliver our products, expand or enhance our products and services, finance acquisitions and respond to competitive pressures or perceived opportunities.  Because the nature of our operations requires us to bear all the up-front costs of deploying our technology, additional funds will be crucial to our continuing operations. We cannot provide any assurance that additional financing will be available on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, our business and results of operations may suffer. We cannot provide any assurance that we can continue as a going concern if we are unable to raise additional financing as it becomes necessary.

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

We depend on a small group of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in revenue resulting from a default by these key customers could significantly reduce our revenue.

A significant portion of our revenue is derived from a single customer.  Our largest customer accounted for 19% of our revenues in 2007 and 6% of our revenues in 2006.  Our four largest customers, defined as our key customers, account for 54% of our revenues in 2007 and 41% of our revenues in 2006.  The loss of, or a significant reduction in revenue from any of our key customers, or a default by any key customer on its contractual obligations would significantly reduce our revenue and, if we are unable to replace such key customer, could materially and adversely affect our business and results of operations.  We can offer no assurances that we will be able to replace a key customer should it become necessary.

We no longer have exclusive rights to market Poliscanspeed.

Vitronic has elected to terminate our exclusive right to purchase and market Poliscanspeed in the United States because we failed to generate the necessary sales volume prior to June 30, 2007.  Although we remain a non-exclusive distributor of Poliscanspeed, we cannot make assurances that Vitronic will continue to allow us to distribute on their behalf or that Vitronic will continue to support our Poliscanspeed units.  Because the growth of our speed business, namely the increased deployment of Poliscanspeed systems, is a key component of our growth strategy, the loss of our exclusive relationship with Vitronic, or Vitronic’s failure to support our Poliscanspeed units could adversely affect our business and results of operations.

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

Contracts with government entities account for essentially all of our revenue.  The majority of these contracts may be terminated at any time on short notice with limited penalties.  Accordingly, we might fail to derive any revenue from sales to government entities in any given future period.  If government entities fail to renew or if they terminate any of these contracts, it would adversely affect our business and results of operations.  Our existing contracts typically authorize the installation of our products at a specified number of approaches.  As of December 31, 2007, our active contracts with state and local governments authorized the installation of CrossingGuard at up to an additional 176 approaches.  In many cases, we cannot proceed with these installations until the sites and related installation plans have been approved by the contracting entities, which can be a lengthy process.  In those cases, if government entities fail to approve sites, we will not be able to deliver products and services and generate revenues.  We cannot assure you that all approaches under contract will ultimately be installed.

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

Because of the nature of our business, long-lived assets, including intangibles, represent a substantial portion of our assets. The Company evaluates long-lived assets for impairment at least annually or when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment occurs, the amount of the impairment recognized will be determined by estimating the fair value for the assets and we will record a charge against earnings if the carrying value is greater than fair value.

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

Provisions of our secured notes and secured note warrants could delay or prevent a change of control.

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

As of December 31, 2007, we have issued and outstanding warrants and options to purchase up to 6,746,132 shares of our common stock, preferred stock convertible into 18,000 shares of our common stock and debt convertible into 7,136,111 shares of our common stock.

Furthermore, the documents governing our convertible debt have anti-dilution provisions, pursuant to which the conversion price is reduced if we sell common stock at a price below the conversion price, which is now $3.60 per share.  The secured notes provide “full ratchet” anti-dilution protection until May 25, 2009 and “weighted average” anti-dilution protection thereafter.  The holders of our 5% notes also have “full ratchet” anti-dilution protection until maturity of the notes.  In addition, some of our warrants contain weighted average anti-dilution provisions that would lower the exercise price and increase the number of shares issuable upon exercise if we sell stock at a price below $4.35 per share.

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

There were 28,954,219 shares of our common stock outstanding as of December 31, 2007, of which approximately 9,329,390 shares were freely tradable without restrictions or further registration under the Securities Act.  Silver Star Partners, a significant stockholder, has the right to require us to register under the Securities Act their resale of all 9,936,430 shares of common stock that it owns, as soon as practicable after Silver Star Partners requests that registration, of which 220,589 were registered on our registration statement (File No. 333-133468) that was declared effective on July 14, 2006.

The Nasdaq Capital Market may cease to list our common stock which may cause the value of an investment in our Company to substantially decrease and may result in a default under our senior secured notes.

We have been out of compliance with the Nasdaq Capital Market continued listing minimum bid price requirement and remain so to this date.  We presently remain listed on the Nasdaq Capital Market pursuant to a grace period which expires on April 21, 2008.  We are susceptible to volatility of our stock and could remain out of compliance if appropriate steps are not taken to cure our non-compliance. We can give no assurances that the steps we propose will be approved by our stockholders or that they will be effective in curing our non-compliance.  In addition, we may not meet other Nasdaq Capital Market continued listing requirements which could result in our common stock being delisted from the Nasdaq Capital Market.  If our common stock is not listed on the Nasdaq Capital Market or other national stock market or exchange for a period of five consecutive days or for more than an aggregate of ten days in any 365-day period, we would be in default of our senior secured notes and could be subject to the remedies available to the holders of such notes, including acceleration of repayment of the indebtedness hereunder.  In addition, delisting from the Nasdaq Capital Market would adversely affect the trading price and limit the liquidity of our common stock and therefore may cause the value of an investment in our Company to decrease.

Our business and results of operations could be materially and adversely affected if the Ohio Federal District Court makes an adverse ruling in pending cases in Ohio.

We are parties to two pending lawsuits, Mendenhall v. The City of Akron, et al., and Sipe, et al. v. Nestor Traffic Systems, Inc., et al., which have been consolidated in the United States District Court, Northern District of Ohio, Eastern Division.  Recently, the Ohio Supreme Court resolved a certified question with respect to these cases allowing that the Ohio Constitution’s home rule provisions permitted municipalities to pass local ordinances authorizing automated speed enforcement.  Accordingly, a major legal hurdle has been overcome.  The cases, however, remain pending before the United States District Court, Northern District of Ohio, Eastern Division to resolve certain other constitutional issues.  Although we believe the Court will rule in our favor, an adverse ruling on any constitutional question could render us unable to continue to operate in Ohio without substantial modifications to our programs there.  We can offer no assurances that our programs in Ohio can be sufficiently modified such that they would conform to an adverse ruling in these lawsuits or that the affected municipalities would agree to such modifications.  The loss of business in Ohio would have a material adverse effect on our business and results of operations.

ITEM 2.                      Properties.

Our properties consist of leased office and warehouse facilities for logistics, engineering, processing, support, research and development, administrative and other professional personnel.  Our corporate headquarters are located at 42 Oriental Street, Third Floor, Providence, Rhode Island.  We lease 12,700 square feet of office space and 11,000 square feet of warehouse space at this location under an operating lease that expires in 2010.

We also lease 12,500 square feet of office and warehouse space in North Hollywood, California to service our customers located on the West Coast.  We lease this space under an operating lease that expires in 2011.

ITEM 3.                      Legal Proceedings.

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  At present, discovery is ongoing with Clair Ford, Lincoln Mercury, Inc. and a default is pending with respect to Place Motor, Inc. for its failure to respond to discovery.

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

With respect to both of the above cases, on January 31, 2008, the Ohio Supreme Court determined in the affirmative the following certified question:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.  The Ohio Supreme Court has received briefs from all parties, and oral arguments were heard on September 18, 2007.  On January 31, 2008, the Ohio Supreme Court unanimously ruled that the municipality does have power under home rule to enact civil penalties for violating a traffic signal light and speeding.  This ruling will permit the Federal District Court to resolve any remaining Constitutional issues raised by the plaintiffs, including issues related to due process.

We do not currently have any pending material litigation other than that described above.

ITEM 4.                      Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on December 12, 2007.  The matters voted upon at this meeting and the number of shares cast for and against each item are as follows:

1.
To amend and restate the Company’s Restated Certificate of Incorporation to divide the Company’s Board of Directors into three classes, as nearly equal in number as possible, to be known as Class I, Class II and Class III with each class to serve staggered three year terms:

FOR:	17,151,593	AGAINST:	10,260,333	ABSTAIN:	46,270

2.	To elect the following people to the Board of Directors:

DIRECTOR	FOR	ABSTAIN
1-David N. Jordan (Class I)	17,241,564	10,261,633
2-Nina R. Mitchell (Class I)	17,241,863	10,261,334
3-Theodore Petroulas (Class I)	17,241,514	10,216,683
4-George L. Ball (Class II)	17,242,264	10,215,933
5-Harold E. Ford (Class II)	17,240,764	10,217,433
6-Edward F. Heil (Class II)	17,240,514	10,217,683
7-Clarence A. Davis (Class (III)	17,212,935	10,245,262
8-Michael C. James (Class III)	17,241,764	10,216,433
9-Daryl Silzer (Class III)	17,241,863	10,216,334

3.	To ratify the appointment of Carlin, Charron & Rosen, LLP as independent registered public accountants for the Company for 2007:

FOR:	17,249,644	AGAINST:	10,164,564	ABSTAIN:	43,988

4.	To amend and restate the Company’s By-Laws to increase the maximum number of directors of the Company from nine to eleven:

FOR:	17,128,314	AGAINST:	10,261,312	ABSTAIN:	68,568

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock was traded on the Nasdaq Global Market under the symbol “NEST” through November 26, 2006.  The Company transferred to the Nasdaq Capital Market at the opening of business on November 27, 2006.  The Company’s trading symbol did not change.  The following table reflects the range of the reported high and low last sale prices on the respective Nasdaq Market for the periods indicated:

Year Ended December 31, 2007	Low	High

1st Quarter	$0.70	$1.50
2nd Quarter	$0.32	$0.89
3rd Quarter	$0.40	$0.92
4th Quarter	$0.45	$0.78

Year Ended December 31, 2006	Low	High

1st Quarter	$2.80	$6.00
2nd Quarter	$2.80	$3.80
3rd Quarter	$2.30	$3.38
4th Quarter	$1.10	$2.89

Holders of Common Stock

At April 10, 2008, the number of holders of record of the issued and outstanding common stock of the Company was 416.

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

	Years Ended December 31,
	(In Thousands, Except Share and Per Share Information)
			(As Restated)	(As Restated)

	2007	2006	2005	2004	2003
Revenue	$11,505	$8,087	$7,769	$6,035	$2,706
Operating loss	(4,399)	(13,902)	(9,277)	(4,647)	(4,261)
Modified EBITDA	(252)	(6,055)	(6,879)	(2,102)	(3,249)
Net loss	$(8,023)	$(7,491)	$(6,764)	$(6,178)	$(5,325)

Loss per share:
Weighted number of outstanding shares –
basic and diluted	24,112,378	20,277,770	18,826,966	18,223,609	12,964,498
Loss per share	$(0.33)	$(0.37)	$(0.36)	$(0.34)	$(0.41)

SELECTED BALANCE SHEET DATA:

Cash and marketable securities	$3,135	$3,010	$1,280	$6,422	$5,410
Capitalized systems investment	$4,563	$6,270	$3,562	$1,829	$2,341
Total assets	$25,046	$24,511	$19,215	$18,847	$16,299
Working capital (deficit)	$3,041	$3,433	$(2,097)	$6,786	$3,294
Long-term liabilities	$18,029	$14,942	$6,420	$7,812	$3,322

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

We present modified EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements, and that it provides an overall evaluation of our financial condition. In addition, modified EBITDA is defined in certain financial covenants under our Senior Secured Convertible Notes and may be used to adjust the interest rate on those notes at January 1, 2009 and determine whether the holders of those notes have a redemption right at May 25, 2009.

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

The table below is a reconciliation of modified EBITDA to net loss for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
GAAP net income (loss)	$(8,023)	$(7,491)
Interest and financing expense, net of interest income	2,519	1,865
Income tax expense	---	---
Depreciation and amortization	3,533	2,975
EBITDA	$(1,971)	$(2,651)
Derivative instrument (income) expense	(2,926)	(16,940)
Debt discount expense	4,031	8,664
Stock-based compensation expense	614	2,506
Asset impairment charge	---	2,366
Modified EBITDA	$(252)	$(6,055)

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

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and Canada.  We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system.  We also offer a newly developed ViDAR™ speed detection and imaging system as complement to our other products or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation.  Poliscanspeed, one of our speed enforcement products, uses technology developed by Vitronic GmbH.  ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles.  By combining CrossingGuard, Poliscanspeed and ViDAR™ with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

We generate recurring revenue through contracts that provide for equipment leasing and services on a fixed and/or per citation fee basis.  These revenues are tied to the number of operating systems in the field and the number of violations processed by such systems.  Customer pricing entails fixed monthly fees, variable per ticket fee pricing structures, or a combination of both.  Because fixed fees are based upon the expected level of violations over the contract term, the shift to monthly fixed fee contracts may result in a more stable revenue stream for those installations.  Many of our initial red light and speed contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services.  Depending on the terms of each contract, we realize from $11 to $99 per citation issued or paid and/or fixed monthly fees ranging from $1,500 to $7,000 per approach for system delivery and processing services.

State statutes providing for automated enforcement may impose liability on either the driver or the registered owner of a vehicle for a violation.  Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver.  Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the registered owner.  Because only the license plate is required for identification under a registered owner statute, program operating efficiencies are much higher, resulting in lower per citation costs and monthly fees for CrossingGuard systems installed in these jurisdictions. Of the twenty-four jurisdictions that currently allow for automated red light enforcement programs, five require that a driver be identified; the other states limit identification to the vehicle license plate and impose liability on the registered owner.  Driver identification states include California, Arizona, Oregon, Utah, and Colorado.

Almost all of our contracts provide for the lease of equipment and the services as a bundled, turnkey program over three to five years.  The equipment leases are generally classified as operating leases under FAS 13, “Accounting for Leases,” and the revenues are realized along with service revenues as services are delivered to a customer over the life of the contract.  One contract with Delaware DOT provided for a monthly lease of the roadside equipment, and we transferred this lease to GE Municipal Services for the face value of the roadside equipment, or $80,000 per approach.  In accordance with FAS 13, this lease qualified as a sales-type financing lease, and we recognized the value received from the leased equipment and expensed the associated costs of the system in the same period.

Our existing CrossingGuard contracts with government entities typically authorize the installation of systems at a specified number of approaches.   As of December 31, 2007, our existing active contracts authorized the installation of our CrossingGuard product at up to an additional 176 approaches.  Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard contracts.

	December 31,
	2007	2006
Number of Approaches and Units:

Installed, operational and revenue-generating:
CrossingGuard red light approaches	302	212
Poliscanspeed Units	8	11
Additional Authorized Approaches:
CrossingGuard red light approaches	176	245
Poliscanspeed Units	11	13

Total	497	481

We receive fees from $19 per ticket paid to 40% of the ticket fine paid under the existing speed agreements with our customers.  We expect that a majority of any future speed enforcement contracts will compensate us on a per ticket paid basis in return for both equipment lease and citation processing and customer support services.  We anticipate that we will generally receive fees from $19 to $35 per ticket under future speed enforcement contracts depending on factors including number of units ordered, length of contract, service levels provided, state statutes and competition.

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

On August 31, 2005, we acquired certain assets of Transol USA, one of our competitors, in a foreclosure sale.  The assets included contracts to provide automated red light enforcement services in six U.S. cities at an aggregate of 39 red light approaches, as well as related equipment, intellectual property, inventory, work-in-process, accounts receivable and unbilled contract revenue related to Transol’s red light enforcement services.  We paid $1.8 million for the acquired assets.  We funded the acquisition of the acquired assets with internal working capital.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” (“SAB 104”) revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists, (b) delivery of products and/or services has occurred, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.  In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied.

The majority of our revenue is derived from three types of customer arrangements:

a)
We provide hardware and equipment and related third party embedded software. (“roadside systems”)  The third party embedded software is considered incidental to the system as a whole.  In these arrangements, we typically sell or lease the system as a stand-alone roadside system.  For direct sales of roadside systems, we recognize revenue upon shipment.  We account for one of our leasing arrangements as a sales-type lease, as it meets the criteria in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.”  In this instance, we recognized revenue upon inception of the transaction; interest income related to payments against the lease is recognized ratably over the term of the lease.  All other leasing arrangements are operating leases.  We recognize revenue on these leases on a monthly basis over the life of the contract with the customer.

b)
We provide services, which typically include citation processing, back office and hosting services. Software is more than incidental to the services as a whole, but 1) is used by us to capture and internally process the violations, and 2) customers do not have the right to and do not take possession of our detection and tracking, citation processing and back office software.  For these services, we typically recognize revenue on a fixed monthly fee or a per citation fee basis.  Revenue usually commences for these service arrangements upon the first month after inception of operations.

c)
For two current customers who process their own citations, we lease our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For these arrangements, we recognize revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.”  Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued.

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

Inventory Obsolescence

We evaluate our inventory for excess and obsolescence on a quarterly basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months in order to determine whether such equipment requires a change in the inventory reserve in order to record the inventory at net realizable value.  After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Capitalization of Internal Buildout Costs

The Company's CrossingGuard red light enforcement business requires us to install our technology in the communities that we serve. To do this, the Company deploys internal resources to design, help install and configure its software and equipment in those communities (i.e. buildout). Buildout costs are defined as directly related payroll, fringe, and related travel and entertainment expenses. Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract. The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them.  Internal buildout costs capitalized in 2007 and 2006 were approximately $481,000 and $598,000, respectively.

Share-Based Compensation

In the first quarter of 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which require measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. We continue to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified prospective transition method.  Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

The calculation of stock-based compensation requires the use of a valuation model and related assumptions.  The use of the Black-Scholes option pricing model requires the use of subjective assumptions including an estimate of the volatility of our stock, the expected life of our share-based instruments, the expected forfeitures of share-based instruments, the expected dividend rate on our common stock, and the risk-free interest rates that can materially affect our fair value estimate of our share-based instruments.  Changes in these estimates and assumptions could materially impact the calculation of stock-based compensation.

Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock.  In certain circumstances, these options or warrants may be classified as derivative liabilities rather than equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

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

Long-Term Asset Impairment

In assessing the recoverability of our long-term assets, management must make assumptions regarding estimated future cash flows, contract renewal options and other factors to determine its fair value.  If these estimates change in the future, we may be required to record impairment charges that were not previously recorded.  No impairment charges were taken in 2007.  We recorded impairment charges of $2,366,000 in 2006, primarily related to our Transol red light contracts.

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

Concentrations of credit risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and trade accounts receivable.  We place our cash and temporary cash investments with high credit quality financial institutions.  Such investments may be in excess of amounts insured by the FDIC.  Senior management continually reviews the financial stability of these financial institutions.  We routinely assess the financial strength of our customers, most of which are municipalities, and, as a result, believe that our trade accounts receivable credit risk exposure is limited.  We do not require collateral from our customers.

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash, cash equivalents and marketable securities totaling $3,135,000 at December 31, 2007 compared with $3,010,000 at December 31, 2006.  At December 31, 2007, we had working capital of $3,041,000 compared with  $3,433,000 at December 31, 2006.  Our net worth at December 31, 2007 was $2,940,000 compared with $5,502,000 at December 31, 2006.

The $125,000 increase in cash is primarily due to: (i) our private stock placement on July 27, 2007 that raised $4,808,000, net of expenses, and (ii) proceeds of $1,413,000, net of expenses, received from our placement of $1,500,000 in Variable Rate Senior Notes on April 1, 2007.  These net proceeds were offset by (i) cash used in our operations in the year of $1,391,000, and (ii) investments in capitalized systems of $4,563,000 which are expected to generate revenue in future periods.

The decrease in net worth was primarily the result of our net loss, excluding stock compensation costs, of $7,409,000 in 2007, partially offset by the private stock placement discussed above.

Historically, we have raised capital by/through a series of privately placed debt and equity transactions. See Notes 6 and 8 to the consolidated financial statements.

On March 30, 2007, we entered into a Note Purchase Agreement with four accredited investors to sell $1.5 million of Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”).  Among the purchasers were Foundation Partners I, LLC, an affiliate of the Company, who purchased $750,000 of these Speed Notes, and Kuekenhof Equity Fund, L.P., an affiliate of the Company, who purchased $250,000 of these Speed Notes.  The Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.

On July 27, 2007, we sold 8,532,403 shares of our common stock to six accredited investors at $0.5802 per share raising $4,808,000, net of expenses.  Among the purchasers was Edward Heil, an affiliate of the Company, who purchased 4,739,745 shares; L-J Holdings, Inc., an affiliate of the Company, who purchased 646,329 shares; and Kuekenhof Equity Fund, L.P., an affiliate of the Company, who purchased 430,886 shares.

We continue to seek additional sources of equity and debt financing to fund system installations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Capital Resources

We are a capital intensive business.  As of December 31, 2007, we are authorized to build out 176 additional Red Light approaches and deploy 11 additional speed units.  We must incur significant up-front capital expenditures to construct and operate each additional Red Light approach and deploy each speed unit.  As such, our future capital requirements will depend on many factors, including but not limited to the success of our sales and marketing efforts to secure new customers; the scope and progress made in our research and development activities as it relates to our current line of products and services; and continued investment in our intellectual property portfolio.  Should we need to secure additional financing to fund these objectives, we may not be able to secure such financing or obtain such financing on favorable terms.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases (1)	Senior Convertible Notes		Senior Secured Convertible Notes		Variable Rate Senior Notes		Debt Interest	Total
2008	$357,000	$	---	$	---	$	---	$2,348,000	$2,705,000
2009	357,000		2,850,000		---		---	2,254,000	5,461,000
2010	313,000		---		---		---	2,206,000	2,519,000
2011	113,000				22,840,000		1,500,000	882,000	25,335,000
	$1,140,000		$2,850,000		$22,840,000		$1,500,000	$7,690,000	$36,020,000

(1)	Primarily facility lease obligations in Providence, RI and North Hollywood, CA.

As of December 31, 2007, we have no off balance sheet arrangements.

For the twelve months ended December 31, 2007, we invested $4,563,000 in capitalized systems compared to $6,270,000 in the same period last year.  We expect to make substantial future commitments for systems related to our CrossingGuard contracts.

Results of Operations

The following table sets forth selected operating results, including as a percentage of revenue, for the periods indicated:

	Fiscal Year Ended December 31,
	2007	%	2006	%
Lease & Service Fees	$11,483,000	100%	$8,079,000	100%
Royalty Revenue	22,000	---	8,000	---
Total Revenue	11,505,000	100%	8,087,000	100%
Cost of sales	7,127,000	62%	6,313,000	78%
Gross profit	4,378,000	38%	1,774,000	22%
Operating expenses, excluding impairment charges	8,777,000	76%	13,310,000	165%
Impairment charge for long lived assets	---	---	2,366,000	29%
Loss from operations	(4,399,000)	38%	(13,902,000)	172%
Other income (expense)	(2,519,000)	22%	(1,865,000)	23%
Derivative instrument expense	2,926,000	25%	16,940,000	209%
Debt discount expense	(4,031,000)	35%	(8,664,000)	107%
Net loss	$(8,023,000)	70%	$(7,491,000)	93%

Analysis of the Years Ended December 31, 2007 and December 31, 2006

Revenue

During the year ended December 31, 2007, revenue increased $3,418,000, or 42%, to $11,505,000 from $8,087,000 in the comparable period in 2006.  The increase in overall revenue was primarily the result of increases in lease and service fees.

Lease and service fee revenues totaled $11,483,000 in 2007, as compared with $8,079,000 in 2006, an increase of $3,404,000, or 42%, primarily due to (1) an increase in revenues from our speed programs.  Revenues related to our speed programs totaled $2,506,000 in 2007 compared with $981,000 in 2006; and (2) additional revenue generating Red Light approaches.  Installation activity for 2007 was as follows:

	Red Light	Speed	TOTAL
Total at beginning of year	222	11	233
New installations	102	2	104
Decommissioned	(22)	(5)	(27)
Total at end of year	302	8	310

Of the 22 Red Light approaches decommissioned during 2007, 9 approaches were suspended due to legislative activity in the corresponding states, and 13 approaches were decommissioned due to termination of underperforming programs.  All 5 Speed units decommissioned during 2007 were suspended due to legislative activity in the corresponding states.

Cost of Sales

For the year ended December 31, 2007, cost of sales totaled $7,127,000, an increase of $814,000, or 13%, compared to $6,313,000 in 2006.  The increase in cost of sales is primarily due to increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches.

Gross Profit

For the year ended December 31, 2007, gross profit increased by $2,604,000, or 147%, to $4,378,000 from $1,774,000 in 2006, while gross margin increased by 16 percentage points to 38% for the year ended December 31, 2007 from 22% for the year ended December 31, 2006.  The increase in gross profit is attributable to (1) substantial increases in revenues in both our Red Light and speed programs; (2) improved absorption of our fixed costs.  As our revenues have increased, fixed costs represent a lower percentage of total revenues; and (3) continued efforts to reduce costs related to our program operations during 2007.

Operating Expenses

Total operating expenses amounted to $8,777,000 in 2007, a decrease of $6,899,000, or 44%, compared to operating expenses of $15,676,000 in 2006.  This decrease is primarily due to (1) the recording of a $2,366,000 nonrecurring non-cash impairment charge in 2006 relating to our long-lived assets, mostly associated with our Transol contracts acquired in 2005 that did not repeat in 2007; (2) a decrease of $1,892,000 in stock compensation expense in 2007 compared to 2006; and (3) the realization of cost reductions effected in November 2006.  We implemented a reorganization plan intended to focus our operations on program delivery and support and reduce current operating expense levels.  This reorganization resulted in the reduction of 27 employees, or approximately 20% of the workforce.

Engineering and operations expenses totaled $4,026,000 in the year ended December 31, 2007, a decrease of $347,000, or 8%, compared to $4,373,000 in 2006.  This decrease is primarily the result of the November 2006 cost reduction program.

Research and development expenses totaled $414,000 in the year ended December 31, 2007, a decline of $969,000 compared with $1,383,000 in the comparable year of 2006.  The decrease is the result of the November 2006 cost reduction program, as we substantially completed our transition of our red light technology from analog to digital as well as the commercialization of our mobile speed enforcement technology in 2006.

Selling and marketing expenses totaled $856,000 in the year ended December 31, 2007, a decrease of $1,324,000, or 61%, compared with $2,180,000 in 2006.  The decrease is primarily due to reduced head count as a result of our November 2006 cost reduction program.

General and administrative expenses totaled $3,481,000 for the year ended December 31, 2007, a decrease of $1,893,000, or 35%, compared with $5,374,000 in 2006.  This decrease is largely attributable to a decrease in stock compensation expense, which was approximately $1,704,000 lower in 2007.

We assess potential impairment of our long-lived assets on an annual basis or more frequently as events or circumstances indicate that an asset may be impaired.  Our long-lived assets are primarily capitalized systems, property and equipment, and our identifiable intangible assets such as goodwill and customer contracts.  We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjust the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment.  The determination of the asset fair value is subject to significant judgment.  We did not record any impairment charges in 2007.  In the second quarter of 2006, the Company recorded a $175,000 impairment charge relating to two of our red-light contracts. In the fourth quarter of 2006, the Company recorded a $2,191,000 impairment charge primarily relating to long-lived assets associated with underperforming contracts we acquired from Transol, Inc. in 2005.  These impairment charges had no impact on our operating covenants associated with our debt agreements.

Derivative instrument income

Derivative instrument income for the year ended December 31, 2007 totaled $2,926,000 compared to $16,940,000 for the year ended December 31, 2006.

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

The major factors contributing to the change for the year ended 2007 were the decline in the fair market value of our derivative instrument liabilities relating to our convertible debt due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense was $4,031,000 for the year ended December 31, 2007 compared to $8,664,000 for the year ended December 31, 2006.  The decrease is primarily due to higher debt discounts in 2006 associated with the sale of our Senior Secured Convertible Notes and higher debt discounts on the extension of our Senior Convertible Notes.  These debt discounts were established at the time a derivative is bifurcated from the host debt agreement at issuance and amortized over the life of the note.

Other Expense - Net

Other expense, net totaled $2,519,000 in the year ended December 31, 2007, an increase of $654,000, or 35%, compared with other expense, net of $1,865,000 in 2006.  The increase is primarily attributable to higher debt levels and higher interest expense on the Senior Secured Convertible Notes, as the interest rate increased from 7% to 9% effective July 1, 2007 and interest expense incurred in 2007 on the Variable Rate Senior Notes.

Net Loss

For the year ended December 31, 2007, we incurred a net loss of $8,023,000, or $0.33 per share, an increase of $532,000 compared with a net loss of $7,491,000, or $0.37 per share, in 2006.  The increase in net loss was primarily due to $14,014,000 less derivative income in 2007 compared to 2006, offset by (1) higher revenues of $3,418,000; (2) lower operating expenses of $6,899,000; and (3) lower debt discount expense of $4,633,000.

The decrease in net loss per share was primarily due to the increase in basic and diluted weighted average shares outstanding as a result of our private stock placement in July 2007, offset by the increase in our net loss discussed above.  During the year ended December 31, 2007, there were 24,112,378 basic and diluted weighted average shares outstanding compared with 20,277,770 for the year ended December 31, 2006.

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

Cost of Sales

For the year ended December 31, 2006, cost of sales totaled $6,313,000, an increase of $581,000, or 10%, compared to $5,732,000 in 2005.   The increase in cost of sales is primarily due to increased amortization of capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches and speed units. The twelve months of 2006 also includes higher costs related to our Transol contracts, which we acquired in September 2005 as well as indirect costs for our Poliscanspeed speed business which is not yet profitable. These increases in costs are partially offset by the decline in product cost of sales as a result of no one-time, nonrecurring sales in 2006.

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

The increase in year ending December 31, 2006 is primarily due to higher debt discounts associated with the sale of our Senior Secured Convertible Notes, and higher debt discounts on the extension of our Senior Convertible Notes in May 2006.  These debt discounts are established at the time a derivative is bifurcated from the host debt agreement at issuance and amortized over the life of the note.

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

Other Expense - Net

Other expense, net totaled $1,865,000 in the year ended December 31, 2006, an increase of $1,161,000, or 65%, compared with other expense, net of $704,000 in 2005.  The increase is primarily attributable to higher levels of interest expense on the new Senior Secured Convertible Notes.

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

ITEM 7A.                      Quantitative and Qualitative Disclosure about Market Risk

Disclosures required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

ITEM 8.                      Financial Statements.

The following consolidated financial statements and the related notes thereto of NESTOR, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this annual report on form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NESTOR, INC.

CONTENTS

		Page Number

	Report of Independent Registered Public Accounting Firm	44

Item 1	Financial Statements:

	Consolidated Balance Sheets	45
	December 31, 2007 and 2006

	Consolidated Statements of Operations	46
	For the Years Ended December 31, 2007 and 2006

	Consolidated Statements of Stockholders’ Equity	47
	For the Years Ended December 31, 2007 and 2006

	Consolidated Statements of Cash Flows	48
	For the Years Ended December 31, 2007 and 2006

	Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nestor, Inc.
Providence, Rhode Island

We have audited the accompanying consolidated balance sheets of Nestor, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nestor, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Nestor, Inc. will continue as a going concern.  As disclosed in Note 1 to the consolidated financial statements, Nestor, Inc. has suffered recurring losses from operations that raise substantial doubt about Nestor, Inc.’s ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen, LLP

Providence, Rhode Island
April 15, 2008

NESTOR, INC.
Consolidated Balance Sheets
In Thousands, Except Share Information

	December 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$3,135	$2,952
Marketable securities	---	58
Accounts receivable, net	2,806	2,343
Inventory, net	922	1,950
Other current assets	255	197
Total current assets	7,118	7,500
Noncurrent assets
Capitalized system costs, net	9,867	8,185
Property and equipment, net	487	789
Goodwill	5,581	5,581
Patent development costs, net	128	125
Other long term assets	1,865	2,331
Total Assets	$25,046	$24,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$826	$1,325
Accrued liabilities	1,335	1,493
Accrued employee compensation	366	351
Deferred revenue	1,220	712
Asset retirement obligation	330	186
Total current liabilities	4,077	4,067
Noncurrent Liabilities:
Long term convertible notes payable	1,719	920
Long term notes payable	13,295	8,563
Derivative financial instruments – debt and warrants	2,081	4,971
Long term asset retirement obligation	934	488
Total liabilities	22,106	19,009

Commitments and contingencies	---	---

Stockholders’ Equity:
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
issued and outstanding: Series B – 180,000 shares at
December 31, 2007 and December 31, 2006	180	180
Common stock, $0.01 par value, authorized 50,000,000
shares issued and outstanding: 28,954,219 shares at
December 31, 2007 and 20,386,816 shares at December 31, 2006	290	204
Warrants	---	---
Additional paid-in capital	78,972	73,597
Accumulated deficit	(76,502)	(68,479)
Total stockholders’ equity	2,940	5,502
Total Liabilities and Stockholders’ Equity	$25,046	$24,511

The Notes to the Consolidated Financial Statements are an integral part of this statement.

NESTOR, INC.
Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information

	Year Ended December 31,
	2007	2006

Revenues:
Lease and service fees	$11,483	$8,079
Product royalties	22	8

Total revenue	11,505	8,087

Cost of sales:
Lease and service fees	7,127	6,313
Product royalties	---	---

Total cost of sales	7,127	6,313

Gross profit:
Lease and service fees	4,356	1,766
Product royalties	22	8

Total gross profit	4,378	1,774

Operating expenses:
Engineering and operations	4,026	4,373
Research and development	414	1,383
Selling and marketing	856	2,180
General and administrative	3,481	5,374
Impairment charge for long-lived assets	---	2,366

Total operating expenses	8,777	15,676

Loss from operations	(4,399)	(13,902)

Derivative instrument income	2,926	16,940
Debt discount expense	(4,031)	(8,664)
Other expense, net	(2,519)	(1,865)

Net loss	$(8,023)	$(7,491)

Loss per share:

Loss per share, basic and diluted	$(0.33)	$(0.37)

Shares used in computing loss per share:
Basic and diluted	24,112,378	20,277,770

The Notes to the Consolidated Financial Statements are an integral part of this statement.

NESTOR, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006
In Thousands, Except Share Information

	Preferred Stock		Common Stock				Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Warrants		Capital	Deficit	Total

Balance at December 31, 2005	180,000	$180	19,127,065	$191		$9	$66,015	$(60,988)	$5,407

Issuance of Common Stock	---	---	1,237,811	12		---	4,810	---	4,822
Issuance of Restricted Common Stock	---	---	20,000	1		---	46	---	47
Exercise of incentive stock options	---	---	1,940	---		---	3	---	3
Variable warrants	---	---	---	---		(9)	9	---	---
Issuance of Warrants	---	---	---	---		---	208	---	208
Stock compensation expense	---	---	---	---		---	2,506	---	2,506
Loss for the year ended December 31, 2006	---	---	---	---		---	---	(7,491)	(7,491)

Balance at December 31, 2006	180,000	$180	20,386,816	$204	$	---	$73,597	$(68,479)	$5,502

Issuance of Common Stock	---	---	8,532,403	85		---	4,723	---	4,808
Issuance of Restricted Common Stock	---	---	35,000	1		---	38	---	39
Stock compensation expense	---	---	---	---		---	614	---	614
Loss for the year ended December 31, 2007	---	---	---	---		---	---	(8,023)	(8,023)

Balance at December 31, 2007	180,000	$180	28,954,219	$290	$	---	$78,972	$(76,502)	$2,940

The Notes to the Consolidated Financial Statements are an integral part of this statement.

NESTOR, INC.
Consolidated Statements of Cash Flows
In Thousands

	Years Ended December 31,
	2007		2006

Cash flows from operating activities:
Net loss		$(8,023)		$(7,491)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization		3,533		2,975
Asset impairment charges		---		2,366
Stock based compensation		653		2,552
Amortization and write-off of deferred financing fees		559		900
Derivative instrument income		(2,926)		(16,940)
Debt discount expense		4,031		8,664
Unrealized gain on marketable securities		(2)		(2)
Provision for doubtful accounts		11		63
Provision for inventory reserves		252		157
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable, net		(474)		(457)
Inventory, net		776		(435)
Other assets		(237)		195
Accounts payable and accrued expenses		(52)		523
Deferred revenue		508		608

Net cash used for operating activities		(1,391)		(6,322)

Cash flows from investing activities:
Liquidation of marketable securities		59		---
Investment in capitalized systems		(4,563)		(6,270)
Purchase of property and equipment		(114)		(339)
Investment in patent development costs		(29)		(3)

Net cash used for investing activities		(4,647)		(6,612)

Cash flows from financing activities:
Proceeds from notes payable		1,413		26,397
Repayment of note payable		---		(16,560)
Proceeds from private stock placement		4,808		4,822
Proceeds from issuance of common stock, net		---		3

Net cash provided by financing activities		6,221		14,662

Net change in cash and cash equivalents		183		1,728

Cash and cash equivalents – beginning of year		2,952		1,224

Cash and cash equivalents – end of year		$3,135		$2,952

Supplemental cash flows information:
Interest paid		$1,974		$1,426

Income taxes paid	$	---	$	---

Significant non-cash transactions are further described in Notes 6 and 7.

The Notes to the Consolidated Financial Statements are an integral part of this statement.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

Note 1 -	Nature of operations

A.	Organization

Nestor, Inc. was organized on March 21, 1983 in Delaware to acquire and develop certain patent rights and know-how, which we acquired from our predecessor, Nestor Associates, a limited partnership.  Our wholly-owned operating subsidiary, Nestor Traffic Systems, Inc., (“NTS”) was formed on January 1, 1997.  CrossingGuard, Inc., a wholly-owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing.  Our principal office is located in Providence, RI.

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and Canada.  We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system.  We also offer a newly developed ViDAR™ speed detection and imaging system as a complement to our other products or as a stand-alone speed enforcement system. CrossingGuard, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation, and manages the process of issuing and processing a citation.  Poliscanspeed, one of our speed enforcement products, uses technology developed by Vitronic GmbH.  ViDAR™ uses average speed over distance calculations to detect and record evidence of speeding vehicles.  Because ViDAR™ was developed by in-house talent, there are no purchase minimums.  By combining CrossingGuard, Poliscanspeed and ViDAR™ with Citation Composer, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

B.	Liquidity and management’s plans

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred significant losses since inception and have an accumulated deficit of $76,502 through December 31, 2007. These circumstances raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management believes that given its liquidity at December 31, 2007, its current levels of cash being used by operations, and capital requirements necessary to deliver on current contracts with municipalities, we will be required to raise additional capital in the near term.  Even if we obtain the capital desired, there can be no assurance that our operations will be profitable in the future, that our product development and marketing efforts will be successful, or that the additional capital will be available on terms acceptable to us, if at all.

Note 2 -	Summary of significant accounting policies:

A.	Principles of Consolidation

The consolidated financial statements include the accounts of Nestor, Inc. and our wholly-owned subsidiary, NTS.  All intercompany transactions and balances have been eliminated upon consolidation.

B.	Cash equivalents

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

D.	Accounts receivable

Accounts receivable represents balances due from customers, net of a $227 reserve for doubtful accounts at December 31, 2007 and 2006.  In determining the need for an allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collected is considered at each balance sheet date.

E.	Inventory

Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis and consists mostly of equipment to be installed as capitalized system costs.  The inventory balances are presented net of inventory reserves of  $686 and $542 as of December 31, 2007 and 2006, respectively.

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

The costs of development of the Company’s software, which consist primarily of labor and outside consulting, and costs of research and development are expensed until technological feasibility has been established for the product.  Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Capitalized costs are amortized on a straight-line basis over the estimated economic life of the product.  The Company currently has no costs eligible for capitalization.

Patent-development costs are expensed or capitalized, as appropriate.  Amortization of capitalized costs is on a straight-line basis over the shorter of the estimated economic life, or statutory life, of the patent.

I.	Revenue recognition

In accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” (“SAB 104”) revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists, (b) delivery of products and/or services has occurred, (c) the sales price is fixed or determinable, and (d) collectability is reasonably assured.  In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

The majority of our revenue is derived from three types of customer arrangements:

a)
We provide hardware and equipment and related third party embedded software (“roadside systems”).  The third party embedded software is considered incidental to the system as a whole.  In these arrangements, we typically sell or lease the system as a stand-alone roadside system.  For direct sales of roadside systems, we recognize revenue upon shipment.  We account for one of our leasing arrangements as a sales-type lease, as it meets the criteria in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.”  In this instance, we recognized revenue upon inception of the transaction; interest income related to payments against the lease is recognized ratably over the term of the lease.  All other leasing arrangements are operating leases.  We recognize revenue on these leases on a monthly basis over the life of the contract with the customer.

b)
We provide services, which typically include citation processing, back office and hosting services. Software is more than incidental to the services as a whole, but 1) is used by us to capture and internally process the violations, and 2) customers do not have the right to and do not take possession of our detection and tracking, citation processing and back office software.  For these services, we typically recognize revenue on a fixed monthly fee or a per citation fee basis.  Revenue usually commences for these service arrangements upon the first month after inception of operations.

c)
For two current customers who process their own citations, we lease our detection and tracking and citation processing and back office software and provide monthly customer support on the software. For these arrangements, we recognize revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.”  Although all software deliverables are complete in the initial month of operations, and the monthly customer support is the only undelivered element, we recognize revenue on a monthly basis as the citations are issued.

Some contracts include penalty provisions relating to timely performance and delivery of systems and services by us. Penalties are charged to operations in the period the penalty is determinable.

J.	Deferred Revenue

In some cases, a customer may pay an upfront, non-refundable mobilization fee for the Company to install our technology in addition to fees on a per ticket basis over the life of a contract. The Company records the non-refundable mobilization fee as deferred revenue and amortizes it over the life of the contract. Deferred revenue for December 31, 2007 and 2006 was $1,220 and $712, respectively.

K.	Shipping and handling costs

Shipping and handling costs are capitalized if such costs comprise a material part of a leased system.  All other shipping and handling costs are recorded to engineering and operations expense as incurred.

L.	Research and development

Research and development costs associated with the Company’s products consist principally of payroll and related costs, facilities costs and the cost of prototype components.

M.	Impairment of long lived assets

We assess potential impairment of our long-lived assets on an annual basis or more frequently as events or circumstances indicate that an asset may be impaired. Our long-lived assets are primarily capitalized systems, property and equipment, and our identifiable intangibles such as goodwill and customer contracts. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjust the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment.  The determination of the asset fair value is subject to significant judgment.  No impairment charges were taken in 2007.  In the second quarter of 2006, the Company recorded a $175 impairment charge relating to two of our red-light contracts. In the fourth quarter of 2006, the Company recorded a $2,191 impairment charge of which $1,737 related to long-lived assets associated with the contracts we acquired from Transol, Inc. in 2005.   The components of the $2,366 charge taken in 2006 were $1,364 to capitalized systems, $893 to customer contracts, and $109 to accrued liabilities.

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

O.	Earnings (loss) per share and common stock

The Company reports its earnings (loss) per share (“EPS”) in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, convertible debt and other potentially dilutive securities.  Because the Company incurred net losses for the years ended December 31, 2007 and 2006, the effect of potentially dilutive securities was not calculated because to do so would have been anti-dilutive.

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

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and trade accounts receivable.  The Company places its cash and temporary cash investments with high credit quality institutions.  Such investments may be in excess of amounts insured by the FDIC.  Senior management continually reviews the financial stability of these financial institutions.  The Company’s marketable equity securities (primarily cash reserves and an insured municipal bond fund) are exposed to market risk due to changes in U.S. interest rates and fluctuations in foreign currency exchange rates. The securities are classified as “trading securities” and accordingly are reported at fair value with unrealized gains and losses included in other income (expense).  The Company routinely assesses the financial strength of its customers, most of which are municipalities, and, as a result, believes that its trade accounts receivable credit risk exposure is limited.  The Company does not require collateral from its customers.

Three customers accounted for 44% of the Company’s total revenues in fiscal 2007, and two customers accounted for 32% of the Company’s total revenues in fiscal 2006.  Two customers accounted for 51% of net accounts receivable at December 31, 2007, and three customers accounted for 52% of net accounts receivable at December 31, 2006.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

R.	Stock options plans

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R).  Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  The majority of our share-based compensation arrangements vest over either a four or five year graded vesting schedule.  The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

S.	Asset retirement obligations

The Company’s fixed red light and speed enforcement systems are installed at traffic intersections under three to five year customer contracts. At the end of many contracts, the Company is required to remove all aboveground structures and restore the site. As required by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), the Company records an obligation for the cost to remove its systems and remediate the site, if contractually required.

Upon installation, a liability for the asset retirement obligation is initially recorded at its present value.  Over time, the liability is accreted to its present value each period.   Upon settlement of the liability, a gain or loss is recorded.  A reconciliation of the net carrying value of the asset retirement obligations (ARO) is as follows:

	December 31,
	2007	2006

Balance at beginning of year	$674	$194
ARO incurred	535	423
Accretion expense	55	57
ARO settled	---	---
Revisions to ARO estimates	---	---

Balance at the end of year	$1,264	$674

T.	Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.  The balance of deferred rent was $22 and $49 at December 31, 2007 and 2006, respectively, and is included in accrued liabilities in the balance sheet.

U.	Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may issue warrants to purchase our common stock.  In certain circumstances, these warrants may be classified as derivative liabilities rather than equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

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

The Company charges advertising costs to operations as incurred.   Advertising expense was $120 and $114 for the years ended December 31, 2007 and 2006, respectively.

W.	Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the net loss as previously reported.

Note 3 -	Capitalized system costs:

Equipment, installation, and other costs related to operating lease contracts with our customers are capitalized.  After acceptance by the customer, these costs (net of residual value) are depreciated over the term of the contract, generally either three or five years.

Capitalized system costs were comprised of the following:

	December 31,
	2007	2006
Equipment under operating leases:
Work-in-process	$1,379	$3,312
Installed and accepted	19,833	13,232
	21,212	16,544

Less: Accumulated depreciation	(11,345)	(8,359)
Net investment in leased equipment	$9,867	$8,185

The Company recorded an impairment charge of $1,364 related to capitalized system costs in 2006.  See Note 2 for further details.

Revenues realized from these operating leases, generally in the form of per-citation or monthly fees, are expected to be adequate to cover the capitalized and future costs related to these agreements.  Future minimum payment requirements under these leases are as follows:

Payments due in:
2008	$8,534
2009	3,696
2010	2,255
2011	1,075
2012	754
Thereafter	---
$16,314

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

Management expects that these annual amounts could increase and extend to future years, as additional intersections are installed or decrease based on cost-neutral contract adjustment provisions.

Note 4 -	Property and equipment - net:
		December 31,
	Depreciable Life	2007	2006

Office furniture and equipment	3 years	$479	$478
Computer equipment and software	1-5 years	2,487	2,389
Demonstration equipment	3 years	129	127
Leasehold improvements	5 years	357	592
		3,452	3,586
Less: Accumulated depreciation		(2,965)	(2,797)
		$487	$789

Depreciation and amortization expense on the above assets was $415 and $475 for the years ended December 31, 2007 and 2006, respectively.

In 2007, the Company disposed of certain leasehold improvement costs related to its former corporate headquarters.  Amounts disposed in 2007 totaled $246; these assets were fully depreciated at the time of disposal.  The Company did not dispose of any property and equipment in 2006.

Note 5 -	Goodwill and other intangible assets, net:

Under SFAS 142, the Company tests goodwill for impairment on an annual basis or whenever indicators of impairment are identified.  Management considers the Company’s quoted stock price to be the best indicator of fair value for purposes of performing these analyses.

Other intangible assets were comprised of the following as of December 31, 2007:

Identified Intangible Asset	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	7	$235	$(107)	$128
Customer contracts and related customer relationships (included in Other Assets)	1-5	1,337	(1,330)	7
Total		$1,572	$(1,437)	$135

Amortization expense related to identified intangible assets was $30 for the year ended December 31, 2007 and was included in cost of sales.  Amortization expense related to identified intangible assets was $321 and impairment charges of $893 for the year ended December 31, 2006.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

The following is the estimated future amortization expense related to other intangible assets as of December 31:

Fiscal Year	Estimated Amortization Expense

2008	$28
2009	26
2010	19
2011	7
2012	3
Thereafter	52
Total	$135

Note 6 -	Long Term Obligations:

The Company considers its long-term convertible notes payable, long term notes payable and derivative financial instruments to be its long-term obligations.

Long-term obligations consisted of the following at December 31:

	2007	2006

Senior Convertible Notes
Principal	$2,850	$2,850
Debt discount	(1,131)	(1,930)
FMV of embedded derivatives	---	164

Senior Secured Convertible Notes
Principal	22,840	22,840
Debt discount	(11,045)	(14,277)
FMV of embedded derivatives, including warrants	2,081	4,807

Variable Rate Senior Notes	1,500	---
Foundation Partners Secured Promissory Note	---	---
Heil Secured Promissory Note	---	---
Fourth Laurus Note	---	---
	17,095	14,454
Less current portion	---	---
Total	$17,095	$14,454

Aggregate maturities of long-term obligations for the years ending after December 31, 2007 are as follows:

	2009		2011	Total

Senior Secured Convertible Notes	$	---	$22,840	$22,840
Variable Rate Senior Notes		---	1,500	1,500
Senior Convertible Notes		2,850	---	2,850
Total		$2,850	$24,340	$27,190

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

Variable Rate Senior Notes

In April 2007, the Company completed the sale of $1,500 of the Company’s Variable Rate Senior Notes due May 25, 2011 (the “Speed Notes”) in a private placement.  The Company received $1,413 of note proceeds after $87 of placement fees.  These placement fees were paid to Danzell Investment Management, Ltd., an affiliate of the Company.  The Speed Notes are secured by a first priority security interest in all of the Company’s assets which are directly and exclusively used for the implementation and performance of existing (entered into after October 1, 2006) and future contracts for fixed and mobile automated speed enforcement units.  Among the purchasers of these Speed Notes is Silver Star Partners, an affiliate of the Company, and Foundation Partners I, LLC.  The managing member of Foundation Partners is Danzell Investment Management, Ltd.  William B. Danzell is the President and sole stockholder of Danzell Investment Management, Ltd. and the former Chief Executive Officer, President, and a former director of the Company.

Speed Note holders receive interest payments equal to (a) $5.00 per paid citation issued with the Equipment (for “as issued” contracts), (b) $6.00 per paid citation (for “as paid” contracts) and (c) 17% of amounts collected (for “fixed fee” contracts), subject to a minimum return of 10% per annum, payable quarterly in arrears.  The interest rate as of December 31, 2007 was 10%.  Payments will be made based upon citations issued from 16 speed units per $1,500 in aggregate outstanding principal on all Notes.  Once the Company has entered into contracts for the operation of 16 speed units, the Company may, but is not obligated to, sell an additional $1,500 of Speed Notes.

The Speed Notes mature on May 25, 2011, at which time the Company will pay all unpaid principal together with all accrued but unpaid interest.  The Company may redeem the Speed Notes at any time at 110% of face value plus accrued  interest.

The proceeds from the Speed Notes will be used, either prospectively or retrospectively, to fund the purchase price or cost of design, engineering, installation, construction, configuring, maintenance, or operation or improvement of property or equipment used in contracts signed after October 1, 2006 at a customer site, including without limitation, costs of site analysis and preparation.

Senior Secured Convertible Notes

On May 24, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with several institutional and accredited investors to sell $28,550 of Units consisting of five-year, senior secured convertible promissory notes (the “Secured Notes”), convertible into shares of the Company’s common stock (the “common stock”), and five-year warrants to purchase 1,982,639 shares of common stock at an exercise price of $4.35 per share (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1933 (the “Transaction”).  The Transaction was closed on May 25, 2006.

The Secured Notes, which rank pari passu with the Company’s existing Senior Convertible Notes (the “Senior Notes”), are secured by a first priority security interest in all corporate assets, except contracts entered into by the Company after October 1, 2006 and all assets related thereto and all proceeds thereof.   Interest is payable quarterly in arrears, and an amount equal to two years’ interest on the Secured Notes is secured by an irrevocable letter of credit.  In order to obtain the irrevocable letter of credit from a bank, the Company needed to establish a restricted cash account as collateral.  The letter of credit expires once drawn down, but no later than May 25, 2008; and the bank fee is one and one-quarter percent on the open balance, annually.

The interest rate was subject to adjustment effective July 1, 2007 for certain changes in the Company’s consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization, any derivative instrument gain or loss or any employee stock option expense under SFAS 123R, “Share-Based Payment”).  If consolidated EBITDA as reported on the Company’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the fiscal quarter ending June 30, 2007 was less than $1,250, the interest rate would increase to 9%.  If consolidated EBITDA as reported on the Form 10-Q for the fiscal quarter ending June 30, 2007 was greater than $2,500, the interest rate would decrease to 5%.  Because the Company reported consolidated EBITDA of less than $1,250 on its Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2007, the interest rate on the Secured Notes increased to 9%, effective July 1, 2007.  The interest rate is subject to further adjustment effective January 1, 2009.  If consolidated EBITDA for the year ended December 31, 2008 as reported on the Company’s Annual Report on Form 10-K (the “Form 10-K”) is greater than $14,000, the interest rate currently in effect at that time will decrease by 2%.  In the event of default on the Secured Notes, the interest rate will be 13.5% during the period of default.

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

The holders of the Secured Notes had the right to require the Company to redeem up to 20% of the outstanding principal by written notice to the Company at least five trading days prior to December 29, 2006.  In addition, the holders have the right to require the Company to redeem all or any portion of the outstanding balance of the Secured Notes on May 25, 2009, provided that this right will be forfeited if, among other things, the Company’s consolidated EBITDA for the twelve-month period ended December 31, 2008 as reported on the Form 10-K exceeds $14,000.  The Secured Note holders also have the right to redeem some or all of their Secured Notes in the event of a change of control of the Company or an event of default under the Notes.   On December 29, 2006, the Secured Noteholders exercised their right to require the Company to redeem 20% of the outstanding principal, or $5,710.

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

The Warrants are subject to standard weighted average anti-dilution protection for the life of the Warrants, and expire on May 25, 2011.  In the event of a change of control, unless the closing sale price of the common stock on the first trading day immediately following the public announcement of the change of control exceeds $6.00 per share, the Warrant holder may require the Company to purchase all or any portion of a Warrant (the “redeemed portion”) for cash at a price equal to the value of the redeemed portion of the Warrant determined using the Black-Scholes option pricing model. The Warrants also contain a “cashless exercise” provision.  In conjunction with the private placement of common stock in July 2007, (see Note 7) the Company issued 565,410 additional warrants to the Secured Note holders, and the exercise price of the Warrants was reduced from $4.35 per share to $3.38 per share.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

The Company used the net proceeds from the sale of the Units (after expenses and placement agent fees) to repay the outstanding principal and interest, totaling $5,670, of a non-convertible promissory note dated December 28, 2005 issued to Laurus Master Fund, Ltd., the outstanding principal and interest, totaling $1,270, of a secured promissory note dated August 30, 2005 issued to Foundation Partners I, LLC, and $2,420 was used to repurchase approximately $2,350 principal amount of the Company’s Senior Notes at a price of 102.5% of face amount plus accrued interest.  The remaining funds were used for capital expenditures, including the installation of automated traffic enforcement systems pursuant to existing contracts, for general corporate purposes and working capital.

In connection with the Transaction, the Company and the holders of the Senior Notes entered into a Written Consent and Waiver and Amendment to Note Agreement (the “Senior Noteholder Agreement”) pursuant to which the holders of the Senior Notes consented to the Company granting a security interest in its assets to the holders of the Secured Notes and waiving their right to redeem the balance of their Senior Notes.  In addition, the Senior Note holders agreed to extend the maturity of the $2,850 remaining Senior Notes from October 31, 2007 to May 25, 2009, and received warrants to purchase an aggregate 163,793 shares of common stock at an exercise price of $4.35 per share (the “Senior Warrants”).  The Senior Warrants expire on May 25, 2009.  The Senior Notes contain full-ratchet anti-dilution protection.  As a result of the Transaction, the remaining Senior Notes are now convertible into shares of common stock at a conversion price of $3.60 per share.

In connection with the Transaction, we entered into a registration rights agreement with the holders of the Secured Notes, pursuant to which the Company agreed to file a Registration Statement on Form S-3 registering for resale a number of common shares sufficient to allow for full conversion of the Secured Notes and exercise of the Warrants.  The Registration Statement was filed on July 14, 2006. Penalties are imposed on the Company if the registration statement is not declared effective by the SEC within 60 days of filing (or 90 days if subject to SEC review) up to a maximum of 10% of the purchase price of the Secured Notes.  In addition, the Company is obligated to register for resale shares of common stock issuable upon exercise of the Senior Warrants issued to the Senior Note holders.  The Registration Statement was declared effective by the SEC on September 14, 2006.

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

Cowen & Co. LLC (“Cowen”) acted as exclusive placement agent for the offering and was paid $1,485 at closing.  In addition, the Company reimbursed Cowen for its out-of-pocket expenses and issued Cowen warrants to purchase 198,264 shares of common stock at an exercise price of $3.60 per share and 49,566 shares of common stock at an exercise price of $4.35 per share.  These warrants generally have the same terms as the warrants issued to the Secured Note holders in the Transaction.  The Company issued additional warrants in conjunction with the private placement of common stock in July 2007.  As a result, Cowen holds warrants to purchase 252,496 shares of common stock at an exercise price of $2.82 per share and 63,701 shares of common stock at an exercise price of $3.38 per share.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

The Company is required to maintain its listing on a national securities exchange, automated quotation system or electronic bulletin board on which shares of its stock are currently listed as part of the covenants entered into as part of the Agreement.  The Company has been out of compliance with the Nasdaq Capital Market’s continued listing minimum bid price requirement.  The Company remains listed on the Nasdaq Capital Market pursuant to a grace period that expires on April 21, 2008.  The Company has not taken any action to cure the minimum stock price requirement.  Because of this, the Company’s stock is subject to delisting from the Nasdaq Capital Market upon expiration of the grace period.  If the Company’s stock is suspended from trading or fails to be listed on a national stock exchange or stock market for a period of five consecutive days or for more than an aggregate of ten days in any 365-day period, the Company would not be in compliance with its debt covenants, and this suspension or delisting would trigger an event of default on the Secured Notes.  As such, the Company could be subject to the remedies available to the holders of these notes, including acceleration of the repayment of the indebtedness.  The Company is currently seeking to obtain covenant default waivers from each of the noteholders in regard to the potential delisting of its stock.

Fourth Laurus Note

On December 28, 2005, Laurus issued a new non-convertible note to the Company in the face amount of $6,000.  The note was used to retire the unamortized portion of the May 2005 Laurus convertible note (having a remaining principal balance of $5,273 on December 28, 2005), plus unpaid interest on the closing date.  The Company received a net cash balance of $603 on the closing.  In consideration of repaying the note and eliminating conversion rights, prepayment penalty rights, registration rights, and other rights under the third Laurus convertible note, the Company issued 203,774 shares of common stock to Laurus with a market value of $1,078 at the date of close and recorded the transaction as a discount to the non-convertible note and a credit to Additional Paid in Capital.  The principal amount of the Note was repayable at rates commencing in April 2006 of $181 per month through the end of the Note term in December 2008.  The Note bore interest at the coupon rate of the prime rate plus 2% and was subject to a floor interest rate of 7%.   The Note contained certain non-financial operating covenants.

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

This Note was paid in full in May 2006 with proceeds received from the Senior Secured Convertible Notes.

Heil Secured Promissory Note

On October 26, 2005, we gave a secured promissory note to Edward F. Heil in the principal amount of $1,250 with a maturity date of October 25, 2006.  The note bore interest at the rate of one percent per month until the note was paid in full.  The due date of the principal and all accrued interest could be accelerated if we defaulted on the note.  The note could be prepaid in full or in part on the last calendar day of any month during the term.  The note was secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems.  If Mr. Heil foreclosed on the units, we would provide citation processing services for Mr. Heil with respect to violation data generated by the units at commercially reasonable prices and Mr. Heil would have all rights and licenses necessary to so operate the units for their intended uses.  If we were unable to provide Mr. Heil with citation processing services, then Mr. Heil may obtain such services from any person or entity, including our competitors.  In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25, and we agreed to pay Mr. Heil’s legal fees related to the loan.  We amortized the origination fee and any legal fees over the note term.

The Heil Secured Promissory Note was paid in full in January 2006 from the proceeds of the private placement of the company’s common stock.  Mr. Heil invested $1,250 in the equity transaction.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

Foundation Partners Secured Promissory Note

On August 30, 2005 we gave a secured promissory note to Foundation Partners I, LLC in the principal amount of $1,250 with a maturity date of August 29, 2006.  The note bore interest at the rate of 10% per year.  Interest was payable monthly and the principal was payable in full on the maturity date.  The due date of the principal and all accrued interest could be accelerated if we defaulted on the note.  The note could be prepaid in full or in part on the last calendar day of any month during the term.  The note was secured by ten mobile speed enforcement units including all associated speed detection systems and all rights to operate said systems.  If Foundation Partners foreclosed on the units, we would provide citation processing services for Foundation Partners with respect to violation data generated by the units at commercially reasonable prices and Foundation Partners would have all rights and licenses necessary to so operate the units for their intended uses.  If we were unable to provide Foundation Partners with citation processing services, then Foundation Partners may obtain such services from any person or entity, including our competitors, and Foundation Partners would have all rights and licenses necessary to so operate the units for their intended uses.  The managing member of Foundation Partners is Danzell Investment Management, Ltd.  William B. Danzell is the President and sole stockholder of Danzell Investment Management, Ltd. and the former Chief Executive Officer, President, and a former director of Nestor.  In connection with the loan that the secured promissory note evidences, we paid an origination fee of $25, of which $13 was paid to Foundation Partners and $13 was paid to Danzell Investment Management, Ltd.  We amortized the origination fee over the term of the note.

This Note was paid in full in May 2006 with proceeds received from the Senior Secured Convertible Notes.

Senior Convertible Notes

In November 2004, the Company completed the sale of $6,000 aggregate principal amount of its Senior Convertible Notes due October 31, 2007 (the "Senior Convertible Notes") in a private placement.  The Company received $5,555 of note proceeds after $445 of placement fees and related expenses.  The Senior Convertible Notes are convertible into Nestor common stock at the option of the investors at $5.82 per share and accrue interest at 5% per year.  The Company must make quarterly interest-only payments until the Senior Convertible Notes are either paid in full or are converted into common stock.  At the option of the holders, all amounts due may be accelerated upon certain events of default, including failures to pay principal or interest when due, breach of covenants that remain uncured after notice, bankruptcy of the Company or certain similar events and defaults under other material credit arrangements.  The Notes contain certain non-financial operating covenants.

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

In January 2006, the Company issued additional common stock at a price of $4.20 per share.  In accordance with anti-dilution rights contained in the SMH notes, the conversion price of the outstanding notes decreased from $5.82 per share  to $4.20 per share on the date of the January transaction.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

In May 2006, in connection with the Senior Secured Convertible Notes, $2,350 was repaid at a price of 102.5% of face value plus accrued interest.  In connection with the Transaction, the Company and the holders of the Senior Notes entered into a Written Consent and Waiver and Amendment to Note Agreement (the “Senior Noteholder Agreement”) pursuant to which the holders of the Senior Notes consented to the Company granting a security interest in its assets to the holders of the Secured Notes and waiving their right to redeem the balance of their Senior Notes.  In addition, the Senior Note holders agreed to extend the maturity of the $2.85 million remaining Senior Notes from October 31, 2007 to May 25, 2009, and received warrants to purchase an aggregate 163,793 shares of common stock at an exercise price of $4.35 per share (the “Senior Warrants”).  The Senior Warrants expire on May 25, 2009.  The Senior Notes contain full-ratchet anti-dilution protection.  As a result of the Transaction, the remaining Senior Notes are now convertible into shares of common stock at a conversion price of $3.60 per share.

Embedded Derivatives and Debt Discounts

The Senior Convertible Notes and the Secured Notes included a variety of conversion options, variable interest rate features, events of default, and certain variable liquidated damage clauses, that may be considered embedded derivative financial instruments.

The accounting treatment of the derivatives require that the Company record the derivatives at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as derivative instrument expense at each reporting date, which is a non-operating, non-cash income or expense.

Over the life of the Senior Convertible Notes and the Secured Notes, the Company recorded the following type of embedded derivative financial instruments:

•	Principal Conversion Options
•	Monthly Payment Conversion Options
•	Interest Rate Adjustment provisions

As of December 31, 2007 and 2006, these derivatives were valued at $2,081 and $4,971, respectively. The principal's conversion option on the senior convertible note was valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 60%; and risk free interest rate of 3.07% as of December 31, 2007.

As of December 31, 2007 and 2006, the derivatives and warrants were recorded as discounts to the notes and are amortized over the expected term of the debt.  The unamortized discount on the notes was $12,176 and $16,207 for 2007 and 2006, respectively.

Note 7 -	Common and Preferred Stock:

Private Stock Placements

On July 27, 2007, the Company sold 8,532,403 shares of the Company’s common stock to certain accredited investors at $0.5802 per share, raising $4,808 net of expenses.  Among the purchasers was Edward Heil, a director of the Company, who purchased 4,739,745 shares; L-J Holdings, Inc., an affiliate of the Company, who purchased 646,329 shares; and Kuekenhof Equity Fund, L.P., an affiliate of the Company, who purchased 430,886 shares.

To allow for this placement, the Company entered into agreements (“Waivers”) with the holders of the Company’s Senior Secured Convertible Notes and Senior Convertible Notes to waive the anti-dilution provisions that would have been triggered by this placement.  These Waivers did not affect certain Warrants related to the Senior Secured Convertible Notes, which were adjusted in accordance with their original terms.  As a result of this placement, Warrants to purchase 2,032,205 shares with an exercise price of $4.35 and 198,264 shares with an exercise price of $3.60 were modified to 2,611,750 warrants with an exercise price of $3.38 and 252,496 warrants with an exercise price of $2.82, respectively.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

We entered into a registration rights agreement to file a Registration Statement on Form S-3, registering the shares purchased in this placement for resale.  The Registration Statement must be filed no later than 30 business days after the earlier of (a) the date the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2007 or (b) the last day on which the Company could timely file such Annual Report on Form 10-K in accordance with SEC rules, with penalties imposed on the Company if such filing deadline is not met, or if the Registration Statement is not declared effective by the SEC within 60 days of filing (or 90 days if subject to SEC review).

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

Preferred Stock

Series B Convertible Preferred Stock is convertible into Common Stock of the Company at any time on a share-for-share basis.  Series B Convertible Preferred Stock has the same rights with respect to voting and dividends as the Common Stock, except that each share of Series B Convertible Preferred Stock has the right to receive $1.00 in liquidation before any distribution is made to holders of the Common Stock.  The liquidation value of Series B Preferred was $180 at December 31, 2007 and 2006.

Note 8 -	Options and warrants:

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

On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan, which provides for the grant of awards to employees, officers and directors.  Subject to adjustments for changes in the Company’s common stock and other events, the stock plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards.  The Board of Directors will determine the award amount, price, (usually equal to the market price of the stock on the date of the grant) vesting provisions and expiration period (not to exceed ten years) in each applicable agreement. The awards are not transferable except by will or domestic relations order.

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

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006:

	2007	2006

Cost of sales	$19	$25
Engineering and operations	260	291
Research and development	37	119
Selling and marketing	10	79
General and administrative	288	1,992
Share-based compensation expense before tax	614	2,506
Provision for income tax	---	---
Net share-based compensation expense	$614	$2,506

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in 2007.  Estimates of fair value are not intended to predict actual future events of the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected option term (in years) (1)	5.25 - 5.50	5.25
Expected volatility factor (2)	158% - 165%	164% - 169%
Risk-free interest rate (3)	4.3% - 5.0%	4.3% - 5.0%
Expected annual dividend yield (4)	0%	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

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

The total grant date fair value of stock options that vested during the year ended December 31, 2007 was approximately $735 with a weighted average remaining contractual term of 5.6 years.

As of December 31, 2007, there was $1,398 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.9 years.  The Company amortizes stock-based compensation on the straight-line method.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

The following table presents the activity of the Company’s Stock Option Plans for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007		2006
	Shares	Weighted Av. Ex. Price	Shares	Weighted Av. Ex. Price
Outstanding beginning of year	2,953,853	$4.55	2,866,027	$4.87
Granted	744,500	0.84	559,000	3.11
Exercised	---	---	1,940	1.80
Canceled	511,600	4.36	469,234	4.80
Outstanding end of year	3,186,753	3.72	2,953,853	4.55

Options exercisable at year end	2,224,328	$4.39	1,884,028	$4.77

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2007.

Options Outstanding						Options Exercisable
Range of Exercise Price			Outstanding	Weighted Average Remaining Contractural Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Averaged Exercisable Price
$0.00	-	1.99	759,150	7.3	$0.84	198,800	$0.84
2.00	-	2.99	177,000	6.7	2.38	59,250	2.32
3.00	-	3.99	231,000	3.7	3.59	174,750	3.65
4.00	-	4.99	1,835,775	0.9	4.86	1,640,450	4.86
5.00	-	6.99	183,828	3.0	5.63	151,078	5.64
			3,186,753	3.0	$3.72	2,224,328	$4.39

Warrants

The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equities.  The Company issued 60,000 warrants in connection with the private placement in November 2004, and 100,000 warrants in connection with the private placement in May 2005.  In 2006, the Company issued 371,339 warrants in connection with the January 2006 Private Stock Placement and 2,394,262 warrants in connection with the May 2006 Private Debt Placement.  In 2007, as discussed in Note 7, the Company issued 633,778 warrants to holders of the Senior Secured Convertible Notes in connection with the July 2007 Private Stock Placement.

The following table presents warrants outstanding after adjusting to a post-reverse split basis:

	Years Ended December 31,
	2007	2006

Eligible, end of year for exercise, currently	3,559,379	2,925,601

Warrants issued	633,778	2,765,601

Low exercise price	$2.82	$3.60
High exercise price	$8.43	$8.43

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

The warrants outstanding as of December 31, 2007 are currently exercisable and expire at various dates through May 2011. The outstanding warrants entitle the owner to purchase one share of common stock for each warrant, at prices ranging from $2.82 to $8.43 per share.

NTS Investors, LLC (the “Group”) received a warrant right in January 2001 to acquire up to 298,071 additional shares of common stock exercisable at the same price at which the then outstanding warrants of Nestor, Inc. were exercisable, but only in the event the then outstanding warrants were exercised, so as to maintain their initial ownership interest percentage.  This warrant right decreased by 125,000 shares on March 1, 2002 with the expiration of TSAI’s warrant on that date.  The Group exercised 124,952 warrants on a cashless basis during 2004 at prices of $3.98 to $4.63 per share, resulting in 59,898 shares of Nestor stock being issued.  Warrants outstanding at December 31, 2005 includes 18,331 warrants belonging to the Group.  In addition, the Group received a warrant to acquire 100,000 shares of the Company’s common stock at $12.80 per share for three years as dilution protection against both the Company’s and NTS’s converted employee stock options outstanding at closing.  This warrant expired on September 12, 2004.  All such remaining warrants expired in January 2006.

Note 9	Segment and geographic information:

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

Note 10	Master lease assignment:

The State of Delaware Department of Transportation (“DelDOT”) executed a Master Lease Agreement with NTS in February 2004 whereby lease financing for equipment installed under this CrossingGuard contract would be financed under lease terms offered by GE Capital Public Finance, Inc. (“GE”).  Under this sales-type lease agreement, NTS received $1,600 in 2005 from GE and $880 in 2004 from GE on behalf of DelDOT pursuant to its Assignment and Security Agreement with GE.  NTS retains a first priority interest in the equipment and assigned its interest in the DelDOT lease and right to receive rental payments thereunder to GE.  As a matter of convenience, NTS monthly billings to DelDOT include their GE repayment of principal and interest, which NTS then remits to GE on their behalf.

Note 11	Other expense – net:

Other expense as reflected in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2007	2006
Interest and dividend income	$126	$392
Interest expense	(2,086)	(1,925)
Expense relating to financing operations	(559)	(330)
Unrealized gain/(loss)	2	8
Other income/(expense)	(2)	(10)
	$(2,519)	$(1,865)

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information
Note 12	Income taxes:

The Company and its subsidiaries file income tax returns in the United States and various states.  With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

The Company adopted the provisions of FASB Interpretation No, 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  As a result of this adoption, the Company was not required to record any liabilities for unrecognized tax benefits.

During 2007 and 2006, the Company recorded deferred tax assets primarily for the benefit of net operating losses in the amount of $1,540 and $5,053, respectively.  The cumulative amount of these assets, which is $28,116 and $26,576 at December 31, 2007 and 2006, respectively, is fully reserved.  Due to the Company’s history of operating losses, management has concluded that realization of the benefit is not likely.

The Company has $64,426 and $34,294 of net operating loss carryforwards available for federal and state purposes, respectively, at December 31, 2007. Approximately $13,318 of these federal net operating loss carryforwards were acquired as part of the merger with NTS.  These loss carryforwards may be applied against future taxable income and expire at various points through the year 2027.

The Company’s effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 2007 and 2006 as follows:

U.S. federal statutory rate	34%
State tax, net of federal tax benefit	5%
Provision for valuation allowance	(39)%
Effective income tax rate	0%

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

Note 13 -	Related party transactions:

On January 1, 1999, Nestor, Inc. entered into an exclusive license with NTS through the expiration date of the underlying patents protecting the technologies used in NTS’s products.  The license provides for royalties, as defined, to be paid to Nestor, Inc. that are eliminated in consolidation.

See Note 6 and Note 7 for transactions with Silver Star Partners, Danzell Investment Management, Ltd., Foundation Partners I, LLC, L-J Holdings, Inc. and Kuekenhof Equity Fund, L.P.

Note 14-	Employee savings plan:

The Company has a 401(k) savings plan for all employees pursuant to which eligible employees may voluntarily contribute up to $15,000 subject to statutory limitations.  The Company may, at its discretion, make matching contributions on behalf of its employees.  The Company did not make any matching contributions in 2007 and 2006.  Administrative fees paid by the Company related to the plan totaled $1 in 2007 and 2006.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

Note 15 -	Commitments and contingencies:

The following table summarizes the Company’s non-cancelable operating lease obligations at December 31, 2007:

Payments due in:	Non-Cancelable Operating Leases (1)
2008	$357
2009	357
2010	313
2011	113
2012	---
Thereafter	---
$1,140

(1)	Primarily facility lease obligations in Providence, RI and North Hollywood, CA.

As of December 31, 2007, the Company has no off balance sheet arrangements.

Rent expense was approximately $331 and $330 for the years ended December 31, 2007 and 2006, respectively.

NTS entered into an operating lease dated June 21, 2000 for office and warehouse facilities in East Providence, Rhode Island.  The Company relocated to new office and warehouse space in September 2005, and as a result, has recorded a reserve for lease termination costs in the amount of $159 as of December 31, 2007 and 2006.  This reserve is include in accrued liabilities.

In September 2005, the Company entered into an operating lease for its corporate headquarters in Providence, RI, which calls for monthly lease payments ranging from  $8 to $11 through September 2010.

In June 2006, the Company entered into an operating lease for office and warehouse facilities in North Hollywood, California. The lease calls for monthly rent of $19 through the lease term expiration in June 2011.

Note 16 -	Litigation:

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  At present, discovery is ongoing with Clair Ford, Lincoln Mercury, Inc. and a default is pending with respect to Place Motor, Inc. for its failure to respond to discovery.

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

With respect to both of the above cases, on January 31, 2008, the Ohio Supreme Court determined in the affirmative the following certified question:

Whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.

On February 7, 2007, the Ohio Supreme Court accepted the case for determination of the question presented.  The Ohio Supreme Court has received briefs from all parties, and oral arguments were heard on September 18, 2007.  On January 31, 2008, the Ohio Supreme Court unanimously ruled that the municipality does have power under home rule to enact civil penalties for violating a traffic signal light and speeding.  This ruling will permit the Federal District Court to resolve any remaining Constitutional issues raised by the plaintiffs, including issues related to due process.

We do not currently have any pending material litigation other than that described above.

Note 17-	Recent accounting pronouncements:

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method the Company currently uses, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet.  The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.”  The adoption of SAB 108 in 2007 did not have a material impact on the Company’s consolidated financial statements.

NESTOR, INC.
Notes to the Consolidated Financial Statements
In Thousands, Except Share and per Share Information

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 is effective for the fiscal year beginning January 1, 2008.  The Company is still evaluating the impact of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”).  SFAS159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 is effective for the fiscal year beginning January 1, 2008.  The Company is still evaluating the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. (“SFAS 160”)  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the fiscal year beginning January 1, 2009.  The Company is still evaluating the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. (“SFAS 141(R)”)  This Statement replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning July 1, 2009. While the Company is still evaluating the impact of this pronouncement, the Company will be required to expense costs related to any acquisitions after June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Specifically, SFAS 161 requires disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is still evaluating the impact of this pronouncement.

Note 18-	Subsequent Event:

On April 7, 2008, the Company amended its License Agreement with Applied Communication, Inc. (“ACI”) dated February 1, 2001.  In this amendment, the Company agreed to assign and transfer the remaining rights it held related to its fraud detection software product line to ACI.  ACI agreed to pay a one-time fee of $500 to the Company as full consideration for this assignment and transfer.  This fee will be recorded as a component of royalty revenue in the second quarter of 2008.

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

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective, in that they provide reasonable assurance (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors and executive officers required by this item, including the Audit Committee and the Audit Committee financial expert, is incorporated herein by reference to the sections entitled “Election of Directors,” “Audit Committee” and “Audit Committee Financial Expert” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of Nestor’s code of ethics is available without charge by writing to: Nestor, Inc., 42 Oriental Street, Providence, Rhode Island 02908, Attention: Teodor Klowan, Jr.  The Company has posted the Code of Ethics on the Company's web site at www.nestor.com under Investor Information and intends to disclose any amendment to its Code of Ethics on its web site.  In addition, any waiver of a provision of the Code of Ethics for the CEO, CFO, Controller or persons performing similar functions shall be disclosed by the filing of a Form 8-K as required by the rules of the NASDAQ Capital Market.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors”, “Compensation Discussion and Analysis”, ‘Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

The information set forth under the heading “Compensation Committee Report” in the Company’s Definitive Proxy Statement is furnished and shall not be deemed as filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Section entitled “Principal Accountant Fees and Services” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The financial statements of the Company and accompanying notes, as set forth in the contents to the financial statements annexed hereto, are included in Part II, Item 8.

(2)	All financial statement schedules are omitted, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.
(3)	Exhibits numbered in accordance with Item 601 of Regulation S-K and filed herewith.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESTOR, INC.
(Registrant)

April 15, 2008	/s/ Clarence A. Davis
Clarence A. Davis, Chief Executive Officer

April 15, 2008	/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr., Chief Financial Officer

Signatures	Title	Date

/s/ George L. Ball	Chairman of the Board of Directors	April 15, 2008
George L. Ball

/s/ Harold E. Ford	Director	April 15, 2008
Harold E. Ford

/s/ Edward F. Heil	Director	April 15, 2008
Edward F. Heil

/s/ Michael C. James	Director	April 15, 2008
Michael C. James

/s/ David N. Jordan	Director	April 15, 2008
David N. Jordan

/s/ Nina R. Mitchell	Director	April 15, 2008
Nina R. Mitchell

/s/ Theodore Petroulas	Director	April 15, 2008
Theodore Petroulas

/s/ Daryl Silzer	Director	April 15, 2008
Daryl Silzer

  INDEX OF EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Third Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated By-Laws.
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

10.4
Amendment to the PRISM Non-Exclusive License Agreement dated as of April 18, 1997, between Nestor, Inc. and Applied Communications, Inc., filed as an Exhibit to the Company's Current Report on Form 8-K dated April 30, 1997, is hereby incorporated by reference.  Portions of the Exhibit omitted pursuant to a grant of confidential treatment.

10.5
Exclusive License Agreement between Nestor, Inc. and Nestor Traffic Systems, Inc. dated January 1, 1999, filed as an Exhibit to the Company's Current Report on Form 8-K dated March 25, 1999, is hereby incorporated by reference.

10.6
Secured Note Agreement by and among Nestor, Inc., Nestor Traffic Systems, Inc. and NTS Investors LLC dated January 9, 2001, filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 2001, is hereby incorporated by reference.

10.7
License Agreement between Nestor, Inc. and ACI Worldwide, Inc. dated February 1, 2001, filed as an Exhibit to the Company's Current Report on Form 8-K dated February 9, 2001, is hereby incorporated by reference.

10.8
License Agreement between Nestor, Inc. and Retail Decisions, Inc. dated May 18, 2001, filed as an Exhibit to the Company's Current Report on Form 8-K dated May 18, 2001, is hereby incorporated by reference.

10.17	Nestor, Inc. 1997 Incentive Stock Option Plan, as amended, filed as an Exhibit to the Company's Registration Statement on Form S-8 filed May 16, 1997, is hereby incorporated by reference.
10.24
Registration Rights Agreement dated December 31, 2003 among Nestor, Inc., Sanders Morris Harris, Inc., and Barrett & Company, Inc., filed as an Exhibit to the Company's Registration Statement on Form S-2, as amended (File No. 333-108432), is hereby incorporated by reference.

10.25
Nestor, Inc. 2004 Stock Incentive Plan, filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 24, 2003 and filed as an Exhibit to the Company's Registration Statement on Form S-8 filed January 21, 2005, is hereby incorporated by reference.

10.27
Employment Agreement dated October 13, 2004 between Nestor, Inc. and Nigel P. Hebborn, filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 13, 2004, is hereby incorporated by reference.

10.28
Note Purchase Agreement dated November 5, 2004 between Nestor, Inc. and the purchasers named therein, filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 5, 2004, is hereby incorporated by reference.

10.29
Registration Rights Agreement dated November 5, 2004 among Nestor, Inc. and the purchasers named therein, filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 5, 2004, is hereby incorporated by reference.

10.30
Warrant to Purchase Common Stock, issued by Nestor, Inc. to Sanders Morris Harris, Inc. dated November 5, 2004, filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 5, 2004, is hereby incorporated by reference.

Exhibit No.	Description of Exhibits
10.34
Incentive Stock Option Agreement by and between Nestor, Inc. and Nigel P. Hebborn dated October 13, 2004, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

10.35
Incentive Stock Option Agreement by and between Nestor, Inc. and Nigel P. Hebborn dated October 13, 2004, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is hereby incorporated by reference.

10.36
Employment Agreement dated March 29, 2005 between Nestor, Inc. and Tadas A. Eikinas, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.38
Incentive Stock Option Agreement by and between Nestor, Inc. and Tadas A. Eikinas dated March 29, 2005, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.41
Bonus Targets Letter to Nigel P. Hebborn dated March 29, 2005, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.42
Lease Agreement between Nestor Traffic Systems, Inc. and Admiral Associates dated May 27, 2005, filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 27, 2005, is hereby incorporated by reference.

10.46
Common Stock Purchase Warrant dated May 16, 2005 by Nestor, Inc. to Laurus Master Fund, Ltd., filed as an Exhibit to the Company’s Registration Statement on Form S-2 (File No. 333-126047), is hereby incorporated by reference.

10.49
Purchase and Sale Agreement dated August 31, 2005 by and among Transol Holdings Pty Limited (CAN 100 078 046) (receivers and managers appointed), Transol PTY Limited (ABN 65 095 538 828) (receivers and managers appointed), Transol Corporation Limited (ABN 73 089 224 402) (receivers and managers appointed), Alleasing Finance Australia Limited (ABN 94 003 421 136) and Nestor Traffic Systems, Inc., filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is hereby incorporated by reference.

10.55	Letter agreement from Nigel P. Hebborn to Nestor, Inc. dated March 6, 2006, filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 6, 2006, is hereby incorporated by reference.
10.56	Letter agreement from Tadas A. Eikinas to Nestor, Inc. dated March 6, 2006, filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 6, 2006, is hereby incorporated by reference.
10.59
Securities Purchase Agreement dated January 31, 2006 by and among Nestor, Inc. and the investors named therein, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.60	Form of Common Stock Warrant dated January 31, 2006, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.
10.61
Incentive Stock Option Grant Agreement between Nestor and Teodor Klowan, Jr., dated May 5, 2006, filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 1, 2006, is hereby incorporated by reference.

10.62
Securities Purchase Agreement by and among Nestor, Inc. and the Purchasers signatory thereto (the “Purchasers”) dated May 24, 2006 (including exhibits thereto), filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 26, 2006, is hereby incorporated by reference.

Exhibit No.	Description of Exhibits
10.63	Form of Restricted Stock Agreement dated July 3, 2006, filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 3, 2006, is hereby incorporated by reference.
10.64	Schedule of Director Payments, filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 3, 2006, is hereby incorporated by reference.
10.65	Form of Senior Convertible Notes dated May 25, 2006, filed as Exhibit 10.1 (at Exhibit A thereto) to the Company’s Current Report on Form 8-K dated May 26, 2006, is hereby incorporated by reference.
10.66	Form of Warrants dated May 25, 2006, filed as Exhibit 10.1 (at Exhibit B thereto) to the Company’s Current Report on Form 8-K dated May 26, 2006, is hereby incorporated by reference.
10.67	Warrants in favor of Cowen & Co., LLC dated May 25, 2006, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is hereby incorporated by reference.
10.68
Security Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc. and CrossingGuard, Inc. dated May 25, 2006, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is hereby incorporated by reference.

10.69
Guaranty and Suretyship Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc. and CrossingGuard, Inc. dated May 25, 2006, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is hereby incorporated by reference.

10.70
Borrower/Subsidiary Pledge Agreement by and among U.S. Bank National Association, Nestor, Inc., Nestor Traffic Systems, Inc. and CrossingGuard, Inc. dated May 25, 2006, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is hereby incorporated by reference.

10.71
Security Agreement -- Trademarks, Patents and Copyrights, by and between U.S. Bank National Association and Nestor, Inc. dated May 25, 2006, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is hereby incorporated by reference.

10.72
Registration Rights Agreement by and among Nestor, Inc. and the buyers named therein dated May 25, 2006, filed as Exhibit 10.1 (at Exhibit F thereto) to the Company’s Current Report on Form 8-K filed May 26, 2006, is hereby incorporated by reference.

10.73
Form of Amended & Restated 5% Senior Convertible Notes dated May 25, 2006, filed as Exhibit 10.1 (at Exhibits B through J thereto) to the Company’s Current Report on Form 8-K filed May 26, 2006, is hereby incorporated by reference.

10.74
Form of Common Stock Warrants dated May 25, 2006, filed as Exhibit 10.1 (at Exhibits C through J thereto) to the Company’s Current Report on Form 8-K filed May 26, 2006, is hereby incorporated by reference.

10.75	Form of Incentive Stock Option Agreement dated November 1, 2006, filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 1, 2006, is hereby incorporated by reference.
10.76
Incentive Stock Option Agreement between Nestor, Inc. and Tadas A. Eikinas dated September 8, 2006, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is hereby incorporated by reference.

10.77
Employment Agreement between Nestor, Inc. and Teodor Klowan, Jr. dated February 1, 2007, filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference.

Exhibit No.	Description of Exhibits
10.78
Employment Agreement between Nestor, Inc. and Brian R. Haskell dated February 7, 2007, filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference.

10.79
Consulting Letter Agreement between Nestor, Inc. and Clarence A. Davis dated February 7, 2007, filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference.

10.80	Form of Restricted Stock Agreement dated February 1, 2007, filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 1, 2007, is hereby incorporated by reference.
10.81
Note Purchase Agreement by and among Nestor Traffic Systems, Inc. and the Purchasers signatory thereto (the “Purchasers”) dated April 1, 2007, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is hereby incorporated by reference.

10.82
Securities Purchase Agreement by and among Nestor, Inc. and the Purchasers signatory thereto (the “Purchasers”) dated July 23, 2007, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is hereby incorporated by reference.

10.83
Employment Agreement between Nestor, Inc. and Clarence A. Davis dated July 30, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 3, 2007, is hereby incorporated by reference.

23.01	Consent of Carlin, Charron & Rosen, LLP dated April 15, 2008.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Statement Pursuant to 18 U.S.C. §1350*.

*
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.  Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.