Form 10-K/A
NESTOR INC
filed 2008-04-29
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file Number 0-12965

(Exact name of registrant as specified in its charter)
DELAWARE	13-3163744
(State of incorporation)	(I.R.S. Employer Identification No.)

42 Oriental Street; Providence, Rhode Island	02908
(Address of principal executive offices)	Zip Code

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

The number of shares outstanding of the Registrant’s Common Stock at April 25, 2008 was 28,954,219.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Nestor, Inc.’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information, regarding the directors, and executive officers of the Company:

Name	Age	Director/Officer Since	Capacities in which served
George L. Ball	69	2003	Director, Chairman of the Board
Clarence A. Davis	66	2006	Director, Chief Executive Officer
Harold E. Ford	62	2007	Director
Edward F. Heil	63	2007	Director
Michael C. James	49	2006	Director
David N. Jordan	64	2003	Director
Nina R. Mitchell	48	2006	Director
Theodore Petroulas	52	2006	Director
Daryl Silzer	53	2006	Director
Tadas (Todd) A. Eikinas	41	2005	Vice President, Chief Operating Officer
Brian R. Haskell	45	2007	Vice President, General Counsel
Teodor (Ted) Klowan, Jr.	39	2006	Chief Financial Officer
Brian M. Milette	38	2007	Corporate Controller and Chief Accounting Officer

George L. Ball is the Chairman of Sanders Morris Harris Group, a financial services holding company headquartered in Houston that manages approximately $17.4 billion in client assets.  The subsidiaries and affiliates of Sanders Morris Harris Group deliver wealth advisory, asset management, and capital markets services to individual and institutional investors and middle-market companies.   Mr. Ball was appointed to the Board of Directors on February 1, 2000, as part of the merger with Sanders Morris Mundy Inc. (the “Sanders Transaction”) and has served as Chairman since May 2002. At the time of the Sanders Transaction, he served as Chairman of the Board and a director of Sanders Morris Mundy Inc. Mr. Ball also serves as Chairman of the Board and a director of SMH Capital Inc., as a director of SMH Capital Advisors, Inc., and on the management committee of Salient Capital Management, LLC, the general partner of Salient Partners, L.P. and Salient Trust Company, LTA, Edelman Financial Center, LLC, and Select Sports Group Holdings, LLC. He served as a director of Sanders Morris Mundy Inc. from May 1992 to February 2000, and was its non-executive Chairman of the Board from May 1992 to July 1997. From September 1992 to January 1994, Mr. Ball was a Senior Executive Vice President of Smith Barney Shearson Inc. From September 1991 to September 1992, he was a consultant to J. & W. Seligman & Co. Incorporated. Mr. Ball served as President and Chief Executive Officer of Prudential-Bache Securities, Inc. from 1982 until 1991 and Chairman of the Board from 1986 to 1991. He also served as a member of the Executive Office of Prudential Insurance Company of America from 1982 to 1991. Before joining Prudential, Mr. Ball served as President of E.F. Hutton Group, Inc. Mr. Ball is a member of the Brown University Board of Trustees, a former governor of the American Stock Exchange and the Chicago Board Options Exchange, and served on the Executive Committee of the Securities Industries Association.  He also serves as a director of RediClinic, LLC, a leading provider of high-quality convenience care centers located in retail stores, and several non-profit organizations.

Clarence A. Davis was named Chief Executive Officer, of Nestor, Inc. in July 2007.  Mr. Davis provides overall leadership for technology development and strategic marketing for the Corporation.  As CEO, Mr. Davis leads the Senior Management and Engineering teams in the burgeoning automated enforcement industry. Prior to joining the Corporation, Mr. Davis had retired as Chief Operating Officer of the American Institute of Certified Public Accountants (AICPA).  Mr. Davis began his affiliation with AICPA in 1998 as its CFO, and was named COO in 2000, a position he held until his retirement in 2005.  As COO, Mr. Davis was responsible for planning and directing all aspects of the organization's day-to-day operations, including finance and administration, technology, program management and quality assurance.  Mr. Davis operated Clarence A. Davis Enterprises, Inc. from 1990 to 1998, a financial and organizational consulting firm that provided due diligence investigations for acquisitions and forensic accounting investigations for diverse industries, including financial institutions, broadcasting, film/program syndication, optical, agribusiness and light manufacturing.  His forty-year financial career includes a Senior Partnership at Spicer & Oppenheim.  In 2004, Mr. Davis was appointed to a three-year term with the American Red Cross Liberty Fund and September 11 Recovery Oversight Commission, and he currently serves as a director of Gabelli Global Deal Fund and Gabelli SRI Fund (Socially Responsible Investments).  Mr. Davis was awarded a Bachelor of Science degree in Accounting from Long Island University in 1967 and is a certified public accountant.

Congressman Harold E. Ford, Sr. is a consultant in the health care field and has held various consultancies since his departure from the House of Representatives in 1997.  Mr. Ford spent much of his career in public service, and was first elected to the Tennessee House of Representatives in 1970 where he served 2 terms.  From 1975-1997 Mr. Ford represented the Tennessee 8th District then, after redistricting, the Tennessee 9th District in the U.S. House of Representatives.  Mr. Ford’s distinguished service includes serving on the U.S. House Select Committee on Assassinations that investigated the death of Martin Luther King, Jr.  Mr. Ford received his Bachelors Degree from Tennessee State University in 1967, a mortuary science degree from John A. Gupton College in 1969 and his MBA from Howard University in 1982.

Edward F. Heil is General Partner in charge of Sudler Real Estate and has held that position since 2003.  Sudler is the largest condominium management company in Chicago with over 18,000 units.   In 2002, Mr. Heil established E. F. Heil, LLC, a quarry and landfill firm and serves as its president.   Mr. Heil is a Board member of American Ecology, a publically-traded nuclear and hazardous waste company and has served in that capacity for more than 10 years.

Michael C. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, since 1999.  Mr. James also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P.  Mr. James is a director of SpectRx where he is Chairman of the Compensation Committee and serves on the Audit Committee.  He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held the position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer.  He was employed by National Discount Brokers from 1986 to 1991 and held the positions of Treasurer and Chief Financial Officer.  He began his career in 1980 as a staff accountant with Eisner, LLP.  Mr. James received a B.S. degree in Accounting from Fairleigh Dickenson University in 1980.

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

Theodore Petroulas, a private investor, was a co-founder and Executive Vice President of Clinton Group, Inc., an investment advisor firm in New York from 1991 to 2004. He was responsible for all the analytical research and the development of the computer systems used to implement the investment strategies of the firm and later led the new product development of the company with emphasis in structured products. Mr. Petroulas started his career in Wall Street as a Vice President with Bear, Stearns & Co. Inc., in New York and later as a Vice President with Greenwich Capital Markets, Inc., in Greenwich, CT.  Mr. Petroulas received a Ph.D. in Chemical Engineering from the University of Minnesota in 1984 and a B.S. from the National Technical University of Athens, Greece in 1978.

Daryl Silzer retired in 2007 as President and CEO of SecurTek Monitoring Solutions based in Yorkton, Saskatchewan, Canada, a position he had held since 2005.  Prior to his engagement at SecurTek, Mr. Silzer was President and CEO of Navigata Communications with headquarters in Vancouver, Canada beginning in 2004.   Before Navigata, the majority of Mr. Silzer’s career was with Saskatchewan Telecommunications, most recently as General Manager of Strategic Development in 1998 with responsibility for planning, as well as merger and acquisition activities.  Mr. Silzer holds a diploma in Business Administration from the University of Regina and is a graduate of the Queens Executive Program.

Tadas (Todd) A. Eikinas, Chief Operating Officer of Nestor, Inc., joined the Company in September 2004 as National Program Manager and was promoted to his current position in March 2005.  Mr. Eikinas has 15 years of experience in building, implementing and supporting large-scale systems integration projects with a strong emphasis on managing the installation and operation of Automated Photo Enforcement programs.  Mr. Eikinas came to Nestor from Peek Traffic, Inc., where he served as Director of its Automated Enforcement Program and IT from 2001 through 2004.  He was the technical manager of Americas Technology Operations at Arthur Andersen, LLP in 2001.  He was the Manager of Information Systems at Kforce.com in 2000, Assistant Vice President of Open System at Citizens Bank in 1999 and Assistant Vice President and Manager of Technical Operations at State Street Corporation, Financial Markets Group in 1997.  Mr. Eikinas holds a Bachelor of Science degree in Electrical Engineering Technology from Northeastern University.

Brian R. Haskell, a lawyer since 1994, is Vice President and General Counsel of the Company.  Before joining the Company in February of 2007, Mr. Haskell was in private practice, practicing in all areas of business law including securities law, mergers and acquisitions, and general corporate counseling.  Mr. Haskell previously was a partner in a firm that he co-founded in 2003 and prior to that, an associate from 1999 until 2002 and then a partner at Hinckley, Allen & Snyder LLP and was previously affiliated with LeBoeuf, Lamb, Greene & MacRae, LLP.  Mr. Haskell also served as clerk to the Connecticut Supreme Court.  Before entering the legal profession, Mr. Haskell was enlisted in the United States Navy as a Member of the U.S. Navy Band.  Mr. Haskell is an honors graduate of the University of Connecticut School of Law and graduated summa cum laude from the University of Rhode Island.

Teodor (Ted) Klowan, Jr., CPA, MBA, a CPA since 1991, was named Chief Financial Officer of Nestor, Inc. on November 13, 2007.  Mr. Klowan had previously held the position of Vice President, Corporate Controller, and Chief Accounting Officer of Company.  Prior to joining the Company in May 2006, Mr. Klowan was Corporate Controller of MatrixOne, Inc. in 2005 and Corporate Controller and Chief Accounting Officer at Helix Technology Corporation during his tenure from 1999 to 2004. Prior to joining Helix Technology Inc., Mr. Klowan was Assistant Corporate Controller of Waters Corporation from 1996 to 1999. Prior to 1996, Mr. Klowan worked in management and staff positions at Banyan Systems, Inc. and Ernst & Young.  Mr. Klowan holds a Bachelor of Business Administration degree in accounting from Bryant University and a Masters of Business Administration degree in international business from Clark University.

Brian M. Milette, Corporate Controller and Chief Accounting Officer of Nestor, Inc., joined the Company in November 2007.  Mr. Milette has over 15 years of progressive accounting and finance experience, having previously served as Corporate Controller of Organogenesis, Inc. from 2006 to 2007.  Prior to joining Organogenesis, Inc., Mr. Milette served as Financial Accounting Manager at Helix Technology Corporation from 2004 to 2006.  Prior to joining Helix Technology, Mr. Milette was employed by Mapletree Networks, serving as Accounting Manager from 2000 to 2002 and as Corporate Controller from 2002 to 2004.  Prior to 2000, Mr. Milette worked in various positions at PharmaCare Management Services, Inc., a division of CVS, Inc., and KPMG.  Mr. Milette holds a Bachelor of Science degree in accounting from Providence College.

Audit Committee

During the first part of fiscal year 2007, the Company’s audit committee comprised of three Directors: Michael C. James, Clarence A. Davis and Nina R. Mitchell.  In February 2007, Mr. Davis resigned his position as member and Chairman of the Audit Committee because he was engaged by the Board as a consultant to the Company.  As a result of his compensation for these consulting services, Mr. Davis no longer satisfied the independence requirements for membership on the Audit Committee and was therefore disqualified from service on the Audit Committee.  Theodore Petroulas was elected by the Board to replace Mr. Davis on the Audit Committee, and Michael C. James was elected by the Board to serve as Chairman.

The Audit Committee operates under a written charter adopted by the Board of Directors on December 17, 2003 and amended on April 8, 2004.  The Board of Directors determined that each member of the Audit Committee qualified as an independent director during fiscal year 2007, as required by the Audit Committee Charter.  In making this determination, the Board of Directors applied the independence criteria of Nasdaq’s Marketplace Rules and the Securities Exchange Act, as amended (the “Exchange Act”).  The Audit Committee met eight times in 2007.

Audit Committee Financial Expert

The Board of Directors determined that the former Chairman of the Audit Committee, Clarence A. Davis, qualified as an “Audit Committee Financial Expert” and that Clarence A. Davis, prior to his engagement by the Board as a consultant, was “independent” of Nestor’s management under Nasdaq’s Marketplace Rule 4200(a)(15) and Rule 10A-3 under the Exchange Act (“SEC Rule 10A-3”).  Because Mr. Davis resigned his position as Chairman and member of the Audit Committee in February 2007, the Board appointed Michael C. James to serve as Chairman of the Audit Committee, and the Board has determined that Mr. James is “independent” of Nestor’s management under Nasdaq’s Marketplace Rule 4200(a)(15) and SEC Rule 10A-3.  The Board of Directors has determined that Mr. James qualifies as an “Audit Committee Financial Expert” as defined under SEC rules.

The Audit Committee is responsible, among other things, for assisting the Board with oversight of the Company’s accounting and financial reporting processes and audits of its financial statements, including the integrity of the financial statements, compliance with legal and regulatory requirements and the independence and qualifications of the Company’s independent registered public accountants.  The Committee is directly responsible for the appointment, compensation, terms of engagement and oversight of the work of the audit firm.  A copy of the Audit Committee Charter is available on the Company’s website at www.nestor.com under “Investor Information.”

Code of Ethics

The Company has adopted a written code of ethics that applies to all employees, including but not limited to, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of Nestor’s code of ethics is available without charge by writing to: Nestor, Inc., 42 Oriental Street, Providence, Rhode Island 02908, Attention: Teodor Klowan, Jr.  The Company has posted the Code of Ethics on the Company's web site at www.nestor.com under “Investor Information” and intends to disclose any amendment to its Code of Ethics on its web site.  In addition, any waiver of a provision of the Code of Ethics for the CEO, CFO, Controller or persons performing similar functions shall be disclosed by the filing of a Form 8-K as required by the rules of the NASDAQ Capital Market.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and any other equity securities of the Company.  Except for a failure to file a Form 3 by Brian M. Milette, Corporate Controller and Chief Accounting Officer, a Form 3 by Edward F. Heil, a Director and holder of more than 10% of the Company’s Common Stock and a Form 4 filed on November 21, 2007 reporting a series of transactions that occurred from July 31, 2007 through August 24, 2007 by David N. Jordan, a Director of the Company, to the Company’s knowledge, based solely upon a review of the forms, reports, and certificates furnished to the Company by such persons with respect to the fiscal year ended December 31, 2007, all such reports with respect to such fiscal year were filed on a timely basis.

Procedure for Nominating Directors

The Company has a nominating committee comprising Daryl Silzer, Clarence A. Davis and David N. Jordan.  The Nominating Committee identifies, evaluates and nominates director candidates for election at the Company’s annual meeting of shareholders or to fill vacancies on the board of directors.  The process followed by the Nominating Committee in fulfilling those responsibilities includes recommendations by board members and requests recommendations from others, meeting to discuss and evaluate biographical information, experience and other background material relating to potential candidates and interviews of selected candidates.  The Nominating Committee met three times in 2007.  All members of the Nominating Committee other than Clarence A. Davis, are “independent” of the Company’s management under Nasdaq’s Marketplace Rule 4200(a)(15) and SEC Rule 10A-3

In considering candidates, the Nominating Committee assesses, in its judgment, the relevant qualities possessed by the candidate, which include integrity; business acumen, experience and judgment; knowledge of the Company’s business and industry; ability to understand the interests of various constituencies of the Company and to act in the interests of all shareholders; potential conflicts of interest; and contribution to diversity on the board of directors. The Nominating Committee believes that the backgrounds and qualifications of the Company’s directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that assist the board of directors in fulfilling its responsibilities.

The Nominating Committee will consider candidates recommended by individual shareholders, if their names and credentials are provided to the Nominating Committee on a timely basis for consideration prior to the annual meeting.  Shareholders who wish to recommend an individual to the Nominating Committee for consideration as a potential candidate for director should submit the name, together with appropriate supporting documentation, to the Nominating Committee at the following address: Nominating Committee, c/o Corporate Secretary, Nestor, Inc, 42 Oriental Street, Providence, RI 02908.  A submission will be considered timely if it is made during the timeframes disclosed in this proxy statement under “Shareholder Proposals.”  The submission must be accompanied by a statement as to whether the shareholder or group of shareholders making the recommendation has owned more than 5% of the Company’s Common Stock for at least a year prior to the date the recommendation is made.  Submissions meeting these requirements will be considered by the Nominating Committee using the same process and applying substantially the same criteria as followed for candidates submitted by others.  If the Nominating Committee determines to nominate and recommend for election a shareholder-recommended candidate, then the candidate’s name will be included in the Company’s proxy card for the next annual meeting of shareholders.

Item 11.	Compensation of Directors and Executive Officers

Compensation Discussion and Analysis

Disclosures required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and each named executive officer that received compensation in excess of $100,000 for the fiscal year ended December 31, 2007 (the “Named Executives”).

Name and Principal Position	Calendar Year	Salary ($)	Bonus ($)	Option Awards ($) (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (5)	Total ($)
Clarence A. Davis (1)	2007	145,385	0	219,638	0	151,697	516,720
President and CEO	2006	0	0	0	0	0	0

Nigel P. Hebborn (2)	2007	189,616	5,000	0	0	138	194,754
VP of Mergers and Acquisitions and Strategic Alliances; Former EVP, Treasurer and CFO of Nestor, Inc.	2006	187,789	0	0	0	516	188,305

Tadas A. Eikinas	2007	166,250	5,000	0	0	102	171,352
Chief Operating Officer	2006	159,755	10,000	0	0	516	170,271

Brian R. Haskell (3)	2007	156,685	5,000	0	0	110	161,795
Vice President and General Counsel	2006	0	0	0	0	0	0

(1)	Mr. Davis joined the Company effective July 30, 2007.
(2)	Mr. Hebborn served as EVP, Treasurer and CFO of Nestor, Inc. through December 1, 2007, when he assumed the role of VP of Mergers and Acquisitions and Strategic Alliances.
(3)	Mr. Haskell joined the Company effective February 7, 2007.
(4)
The SFAS 123(R) expense was determined using the Black-Scholes option pricing model without regard to estimated forfeitures. The assumptions used to calculate the SFAS 123(R) expense are disclosed in Note 8 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(5)	Represents payment of group term life insurance premiums and consulting fees paid to Mr. Davis prior to his employment with the Company.

Employment Agreements

Employment Agreement with Clarence A. Davis.  On July 30, 2007, Nestor, Inc. entered into an employment agreement with Clarence A. Davis, President and Chief Executive Officer of the Company.  The employment agreement provides that Mr. Davis will be paid a base salary of not less than $360,000 per year and bonuses as determined by Nestor’s Compensation Committee.  Pursuant to the agreement, Mr. Davis also received an option to purchase 500,000 shares of the Company’s Common Stock.

The term of the employment agreement is through July 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by May 1, 2008.  The employment agreement may be terminated by either party with 30 days notice.  If Nestor terminates Mr. Davis’s employment without Cause or Mr. Davis resigns for Good Reason (each as defined in the agreement), then, subject to certain conditions, Nestor is obligated to pay Mr. Davis severance equal to his base salary and bonus (based on then current year to date performance) for twelve months, and all of his options vest immediately.

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

The term of the employment agreement is through December 31, 2007 and automatically renews for an additional two year period unless Nestor elects not to renew the agreement.  The employment agreement may be terminated by either party with 30 days notice.  If Nestor terminates Mr. Hebborn’s employment without Cause or Mr. Hebborn resigns for Good Reason (each as defined in the agreement), then, subject to certain conditions, Nestor is obligated to pay Mr. Hebborn severance equal to his base salary and bonus (based on then current year to date performance) for twelve months following such termination and certain of his options vest immediately.

Mr. Hebborn stepped down from his duties as Executive Vice President and CFO of the Company effective December 1, 2007, when he assumed the role of Vice President of Mergers and Acquisitions and Strategic Alliances.

Employment Agreement with Tadas A. Eikinas. On March 29, 2005, Nestor, Inc. entered into an employment agreement with Tadas A. Eikinas.  Mr. Eikinas’s employment agreement, as amended on March 6, 2006, provides for a base salary of $157,500 per year, an option grant and bonuses based on reaching project objectives.  The initial term of the agreement ends on December 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by October 31, 2008.  The employment agreement provides that in the event of Mr. Eikinas’s termination without Cause or resignation for Good Reason (each as defined in the agreement), Mr. Eikinas will receive one year’s base salary and one year of accelerated vesting with respect to his options.

Employment Agreement with Brian R. Haskell.    On February 7, 2007, Nestor, Inc. entered into an employment agreement with  Brian R. Haskell.  Mr. Haskell’s employment agreement provides for a base salary of $148,500 per year, an option grant and bonuses as determined by the Company’s Compensation Committee.  The initial term of the agreement ends on December 31, 2008 and by its own terms renews for one year unless the Company elects not to renew by October 1, 2008.  The employment agreement may be terminated by either party with 30 days notice.  The employment agreement provides that in the event of Mr. Haskell’s termination without Cause or resignation for Good Reason (each as defined in the agreement), Mr. Haskell will receive one year’s base salary and three years of accelerated vesting with respect to his options.

Outstanding Equity Awards At Fiscal Year-End

Name	Number of securities underlying unexercised Options Exercisable (1)	Number of securities underlying unexercised options unexercisable (1)	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options	Option exercise Price	Option expiration date
Clarence A. Davis President and CEO	166,700	333,300	0	$0.76	7/30/2015

Nigel P. Hebborn	8,249	0	0	$5.50	1/2/2009
Vice President of Mergers,	5,499	0	0	$5.50	9/13/2009
Acquisitions and Strategic	6,000	0	0	$1.90	6/10/2010
Alliances; Former EVP,	2,100	0	0	$3.55	4/8/2012
Treasurer and CFO of	480,000	120,000	0	$4.95	10/13/2012
Nestor, Inc.	2,500	7,500	0	$2.16	11/1/2014

Tadas A. Eikinas	40,000	10,000	0	$4.50	9/15/2012
Chief Operating Officer	30,000	0	0	$5.95	3/29/2013
	6,250	18,750	0	$2.90	9/8/2014

Brian R. Haskell Vice President and General Counsel	0	135,000	0	$1.16	3/2/2015

(1)
The expiration date for all grants is generally between eight and ten years from the date of grant.  With the exception of the options expiring on July 30, 2015 and October 13, 2012, vesting for stock options is generally 20% or 25% annually on the date of grant. The unexercisable stock options expiring on October 13, 2012 vest on the first date when the Company’s stock exceeds $8.03 per share.

Director Compensation

Name	Total ($)	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation
George L. Ball	$10,650	$7,500	$3,150	$0	$0	$0

Clarence A. Davis	$9,900	$6,750	$3,150	$0	$0	$0

Michael C. James	$24,650	$21,500	$3,150	$0	$0	$0

David N. Jordan	$11,400	$8,250	$3,150	$0	$0	$0

Nina R. Mitchell	$13,900	$10,750	$3,150	$0	$0	$0

Theodore Petroulas	$14,650	$11,500	$3,150	$0	$0	$0

Daryl Silzer	$11,400	$8,250	$3,150	$0	$0	$0

Edward F. Heil	$1,500	$1,500	$0	$0	$0	$0

Harold E. Ford	$2,000	$2,000	$0	$0	$0	$0

(1)
All Directors with the exception of Mr. Heil and Mr. Ford were each issued 5,000 shares of restricted stock on February 1, 2007.  All restrictions were lifted on these shares after the 2006 Annual Meeting, which was held on December 12, 2007.

For services performed throughout 2007, outside directors each earned $1,000 for an in person board meeting and $500 for a telephonic board meeting. Except for members of the Audit Committee, outside directors who were on and participated in a committee meeting earned $250 while the committee chairman earned $750. Outside directors who were on and participated in an audit committee meeting earned $500 while the chairman earned $1,500.

At the Board's discretion, it may also grant restricted stock or stock options to outside directors on an annual basis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans at Fiscal Year-End

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,186,753	$ 3.72	1,811,307(1)

Equity compensation plans not approved by security holders	---	---	---
Total	3,186,753	$ 3.72	1,811,307

(1)	Issuable under our 2004 Stock Incentive Plan, which may be issued as restricted stock or similar awards or as stock options.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of April 25, 2008, the beneficial ownership of shares of the Common Stock of (i) any person who is known by the Company to own more than 5% of the voting securities of the Company; (ii) the Chief Executive Officer and each of the Company’s other most highly compensated executive officers whose salary and bonus exceed $100,000 for the calendar year ended December 31, 2007; (iii) each director; and (iv) all directors and executive officers of the Company as a group.  No such person owns any Convertible Preferred Stock.  Except as otherwise herein indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of shares of the Company’s Common Stock described below have sole investment and voting power with respect to such shares, subject to any applicable community property laws:

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership		Percent of Class
Silver Star Partners I, LLC	9,936,430	(1)	34.3
c/o William B. Danzell
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

William B. Danzell	10,185,196	(1) (2)	35.2
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

George L. Ball	199,250	(3) (4)	*
Sanders Morris & Harris Group
600 Travis, Suite 3100
Houston, TX 77002

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
David N. Jordan	771,720	(4)	2.7
c/o Silver Star Partners I, LLC
The Professional Building
2 Corpus Christi; Suite 300
Hilton Head Island, SC 29938

Edward F. Heil	5,854,450		20.2
8052 Fisher Island Drive
Fisher Island, FL 33109

Clarence A. Davis	338,300	(5)	1.2
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Michael C. James	986,119	(6)	3.4
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Nina R. Mitchell	5,000		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Theodore Petroulas	55,000		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Harold E. Ford	0		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Daryl Silzer	5,000		*
c/o Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Nigel E. Hebborn	508,048	(7)	1.7
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Tadas A. Eikinas	77,250	(7)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Teodor Klowan, Jr.	60,000	(7)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class
Brian R. Haskell	25,000	(7)	*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

Brian M. Milette	0		*
Nestor, Inc.
42 Oriental Street
Providence, RI 02908

All executive officers and directors as a group (14 persons)	8,885,137	(8)	29.6

*Less than 1%

(1)
William B. Danzell, who was terminated as Chief Executive Officer on July 16, 2007 and who resigned as a Director on October 2, 2007 has an approximate 8.6% ownership interest in, and is the Managing Director of, Silver Star Partners I, LLC and as such shares with Silver Star Partners I, LLC the power to vote and dispose of the shares held by it.  David N. Jordan, a Director of the Company, is the president of L-J Inc., which has an approximate 20.8% ownership interest in Silver Star Partners I, LLC.  Theodore Petroulas, a Director of the Company, has an approximate 1.9% ownership interest in Silver Star Partners I, LLC.   Edward F. Heil, a Director of the Company, has an approximate 4.9564% ownership interest in Silver Star Partners I, LLC.

(2)
This number represents (i) 9,936,430 shares of Capital Stock held by Silver Star Partners I, LLC; (ii) 10,400 of Common Stock held by William B. Danzell, having the sole power to vote and dispose of such shares; and (iii) 238,366 shares held by Danzell Investment Management, Ltd., an investment management firm of which Mr. Danzell is the Founder and President.

(3)
Includes 100,000 shares of Common Stock, which are owned by a limited liability company of which Mr. Ball’s wife is a member, beneficial ownership of which Mr. Ball disclaims, except to the extent of his wife’s pecuniary interest therein.

(4)	Includes 23,000 shares of Common Stock, which Messrs. Ball and Jordan may each acquire upon the exercise of options.
(5)	Includes 333,300 shares of Common Stock, which Mr. Davis may acquire upon exercise of options.
(6)
Includes 762,527 shares held by Kuekenhof Equity Fund, L.P. over which Mr. James has sole dispositive and voting power, of which 184,592 may be acquired upon the exercise of convertible notes, warrants or options held by the Fund.  Includes 23,300 shares owned by Mr. James’s mother and over which shares Mr. James has sole dispositive power and disclaims beneficial ownership of all securities reported, except to the extent of his pecuniary interest, therein.   Includes 6,700 shares held by Kuekenhof Partners, L.P. and over which shares Mr. James has sole dispositive and voting power.  Includes 4,000 shares held by Mr. James’s wife.

(7)
Includes 504,348, 76,250, 60,000 and 25,000 shares of Common Stock, respectively, which Mr. Hebborn, Mr. Eikinas, Mr. Klowan and Mr. Haskell, Officers of the Company, may acquire upon the exercise of options.

(8)
This number includes: (i) 1,044,898 shares of Common Stock which may be acquired upon the exercise of options and warrants owned or controlled by officers and directors of the Company; and (ii) all other shares beneficially owned by the current directors and executive officers of the Company.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Approval and Disclosure Policy

The Company currently requires that the Audit Committee approve all related party transactions.  The Board has determined that among the current directors of the Company, George L. Ball, Michael C. James, David N. Jordan, Theodore Petroulas, Edward F. Heil, Harold E. Ford and Nina R. Mitchell are “independent” of Nestor’s management under Nasdaq’s Marketplace Rule 4200(a)(15).  Certain relationships and related transactions with other directors are discussed below under Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions

Daryl Silzer, a Director, is the President and CEO of SecurTek Monitoring Solutions, Inc.  Nestor’s wholly owned subsidiary, Nestor Traffic Systems, Inc. has an agreement with SecurTek pursuant to which Nestor Traffic Systems will outsource to SecurTek any citation processing required by any of Nestor Traffic Systems’ contracts with municipalities in Canada.  Currently, Nestor Traffic Systems has one contract with Canadian municipalities which requires citation processing services.

ITEM 14.                      Principal Accounting Fees and Services

This table shows the aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and December 31, 2006 by Carlin, Charron & Rosen, LLP (“CCR”).

	2007	2006
Audit Fees (1):	$197,177	$150,651
Audit-Related Fees(1):	---	---
Tax Fees(2):	29,600	25,500
All Other Fees:	---	---
	$226,777	$176,151

(1)
These fees are for the audit of our financial statements during 2007 and 2006, respectively, for quarterly reviews, registration statements and accounting consultations related to the audited financial statements.

(2)	Tax fees consisted of tax compliance paid to CCR in 2007 and 2006.

Pre-Approval of Audit and Non-Audit Services

All of the fees for 2007 and 2006 shown above were pre-approved by the Audit Committee.  The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent registered public accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit.   Additional fees incurred for services preapproved by the Audit Committee must be resubmitted for approval.  Our independent registered public accountants and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NESTOR, INC.
(Registrant)

/s/ Clarence A. Davis
Clarence A. Davis, Chief Executive Officer

Date:	April 29, 2008