Form 10-Q
period 2008-03-31
NESTOR INC
filed 2008-05-13
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	☐	No:	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
[Common Stock, $.01 par value per share]	28,954,219 shares

NESTOR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share Information

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,239	$3,135
Accounts receivable, net	3,292	2,806
Inventory, net	924	922
Other current assets	355	255
Total current assets	5,810	7,118
Noncurrent assets
Capitalized system costs, net	9,706	9,867
Property and equipment, net	485	487
Goodwill	5,581	5,581
Patent development costs, net	133	128
Other long term assets	1,726	1,865
Total Assets	$23,441	$25,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,081	$826
Accrued liabilities	1,295	1,335
Accrued employee compensation	478	366
Deferred revenue	1,055	1,220
Asset retirement obligation	330	330
Total current liabilities	4,239	4,077
Noncurrent liabilities
Long term convertible notes payable	1,918	1,719
Long term notes payable	14,103	13,295
Derivative financial instruments – debt and warrants	1,532	2,081
Long term asset retirement obligation	1,035	934
Total liabilities	22,827	22,106

Commitments and contingencies	---	---

Stockholders’ Equity
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
issued and outstanding: Series B – 180,000 shares at
March 31, 2008 and December 31, 2007	180	180
Common stock, $0.01 par value, authorized 50,000,000
shares issued and outstanding: 28,954,219 shares at March
31, 2008 and December 31, 2007	290	290
Additional paid-in capital	79,151	78,972
Accumulated deficit	(79,007)	(76,502)
Total stockholders’ equity	614	2,940
Total Liabilities and Stockholders’ Equity	$23,441	$25,046

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended March 31,
	2008	2007

Revenue:
Lease and service fees	$2,876	$2,381
Product royalties	22	---
Total revenue	2,898	2,381

Cost of sales:
Lease and service fees	1,828	1,465
Product royalties	---	---
Total cost of sales	1,828	1,465

Gross profit:
Lease and service fees	1,048	916
Product royalties	22	---
Total gross profit	1,070	916

Operating expenses:
Engineering and operations	1,016	1,089
Research and development	89	137
Selling and marketing	383	196
General and administrative	910	776
Total operating expenses	2,398	2,198

Loss from operations	(1,328)	(1,282)

Derivative instrument income	550	1,329
Debt discount expense	(1,008)	(1,008)
Other expense, net	(719)	(548)

Net loss	$(2,505)	$(1,509)

Loss per share, basic and diluted	$(0.09)	$(0.07)

Shares used in computing loss per share:
Basic and diluted	28,954,219	20,410,150

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Quarter Ended March 31
	2008		2007

Cash flows from operating activities:
Net loss		$(2,505)		$(1,509)
Adjustments to reconcile net loss to net used in
operating activities:
Depreciation and amortization		995		705
Amortization of deferred financing fees		141		135
Stock based compensation		180		139
Derivative instrument income		(550)		(1,329)
Debt discount expense		1,008		1,008
Unrealized gain on marketable securities		---		(2)
Provision for doubtful accounts		---		11
Provision for inventory reserve		65		60
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		(487)		260
Inventory		(67)		95
Other assets		(101)		(89)
Accounts payable and accrued expenses		427		(132)
Deferred revenue		(165)		457

Net cash used in operating activities		(1,059)		(191)

Cash flows from investing activities:
Investment in capitalized systems		(734)		(1,080)
Purchase of property and equipment		(91)		(10)
Investment in patent development costs		(12)		(17)

Net cash used in investing activities		(837)		(1,107)

Cash flows from financing activities:
Net cash provided by financing activities		---		---

Net change in cash and cash equivalents		(1,896)		(1,298)
Cash and cash equivalents – beginning of period		3,135		2,952

Cash and cash equivalents – end of period		$1,239		$1,654

Supplemental cash flows information:
Interest paid		$587		$435

Income taxes paid	$	---	$	---

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

Nestor, Inc.
Notes to Condensed Consolidated Financial Statements
In Thousands, Except Share and Per Share Information
 (Unaudited)

Note 1 – Nature of Operations

A.	Organization

Nestor, Inc., a Delaware corporation (“the Company”) was organized on March 21, 1983 to maintain and further develop certain patent rights and know-how acquired from its predecessor, Nestor Associates, a limited partnership.  Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997.  Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary.  CrossingGuard, Inc., a wholly owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing and is now inactive.  Nearly all of the Company’s operations are conducted by its wholly owned subsidiary, Nestor Traffic Systems, Inc. (“NTS”).  The condensed consolidated financial statements include the accounts of Nestor, Inc. and NTS.  All intercompany transactions and balances have been eliminated upon consolidation.  The Company’s main offices are located in Providence, RI, and the Company has a warehouse and support center in North Hollywood, CA.

The Company is a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and in Canada.  The Company provides:
•	CrossingGuard®, a fully video-based automated red light enforcement system;
•	Collision Avoidance™, the Company’s proprietary accident prevention system;
•	PoliScanSpeed™, a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system; and
•	ViDAR™, a new video-based speed detection and imaging system that complements our other systems or stands alone as a speed enforcement system.

CrossingGuard® uses patented image processing technology to predict and record the occurrence of a red light violation and manages the process of issuing and processing a citation.  Collision Avoidance™ is a patented enhancement to CrossingGuard® that predicts red light violations and extends the all red signal phase of a traffic light to prevent deadly intersection collisions. PoliScanSpeed™ uses LiDAR, a technology developed by Vitronic GmbH.  The Company is a North American distributor of Vitronic PoliScanSpeed™ and continues to market and support this highly effective speed system.  ViDAR™ uses non-detectable, passive video detection and average speed over distance calculations to detect and record evidence of speeding vehicles.  ViDAR™ enforces multiple, simultaneous violations bi-directionally.

In addition to its automated traffic enforcement systems, the Company provides back office citation processing services for CrossingGuard®, PoliScanSpeed™and ViDAR™ systems using its proprietary software solution called Citation Composer.  These processing services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations.  One of Citation Composer’s many unique features is its ability to simultaneously replay synchronized videos of a red light violation, allowing for a more complete evidence package.  In addition, the Company’s new i-Citation software application assists customers with all event tasks.  i-Citation provides customers with the ability to review the complete evidence package online.  i-Citation provides police and other officials with convenient and quick access to all event information.  i-Citation also provides ready access over the web to violation information such as location, date and time stamp information and disposition status of an event.  The Company’s suite of traffic safety solutions, in combination with its advanced back-office software, make customer-friendly, fully integrated and turnkey services available.

INDEX

B.         Liquidity and management’s plans

The Company has incurred significant losses since inception and has an accumulated deficit of $79,007 through March 31, 2008.  Although the Company has increased its revenues by 22% in the first quarter of 2008 compared to the first quarter of 2007 and has achieved positive modified EBITDA in two of the last four quarters, the Company’s continuing net losses raise doubt about its ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management believes that given its liquidity at March 31, 2008, its current levels of cash being used by operations and capital requirements necessary to deliver on current contracts with municipalities, the Company will be required to raise additional capital in the near term.  Even if it obtains the capital desired, there can be no assurance that operations will be profitable in the future, product development and marketing efforts will be successful, or the additional capital will be available on terms acceptable to the Company, if at all.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included.  Operating results for the quarter ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  There were no material, unusual charges or credits to operations during the recently completed fiscal quarter.

The balance sheet at December 31, 2007 derives from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

INDEX

Capitalized system costs

Material and labor costs incurred to build and install our equipment are capitalized and depreciated over the life of the Company’s contracts.  The CrossingGuard red light enforcement business requires the Company to install its technology in the communities that it serves.  To do this, the Company deploys internal resources to design, install and configure its software and equipment in those communities (i.e. buildout).  Buildout costs are defined as directly related payroll, fringe, and travel related expenses.  Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community the Company serves and are depreciated over the life of the contract.  The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them as a component of capitalized system costs.  Internal buildout costs capitalized in the first quarter of 2008 and 2007 were approximately $100 and $135, respectively.

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

Deferred revenue

In some cases, a customer may pay an upfront, non-refundable fee for the Company to install its technology in addition to fees on a per ticket basis over the life of a contract. The Company records the non-refundable fee as deferred revenue and recognizes such fees over the life of the contract.

Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may issue warrants to purchase its common stock.  In certain circumstances, these warrants may be classified as derivative assets or liabilities rather than equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  For options, warrants and bifurcated conversion options that are accounted for as derivative instruments, the Company determines the fair value of these instruments using the Black-Scholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the financial statements.

Loss per share

The Company reports its earnings (loss) per share (“EPS”) in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, convertible debt and other potentially dilutive securities.  Because the Company incurred net losses for the quarters ended March 31, 2008 and 2007, the effect of potentially dilutive securities was not calculated because to do so would have been anti-dilutive.

INDEX

Note 3 – Long Term Financial Obligations

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	March 31, 2008	December 31, 2007
Senior Convertible Notes
Principal	$2,850	$2,850
Debt discount	(932)	(1,131)
FMV of embedded derivatives	---	---

Senior Secured Convertible Notes
Principal	22,840	22,840
Debt discount	(10,237)	(11,045)
FMV of embedded derivatives, including warrants	1,532	2,081

Variable Rate Senior Notes	1,500	1,500
	17,553	17,095
Less current portion	---	---
Total	$17,553	$17,095

Aggregate maturities of long-term obligations for the years ending following March 31, 2008 are as follows:

	2009		2011	Total

Senior Secured Convertible Notes	$	---	$22,840	$22,840
Variable Rate Senior Notes		---	1,500	1,500
Senior Convertible Notes		2,850	---	2,850
Total		$2,850	$24,340	$27,190

The Company is required to maintain its listing on a national securities exchange, automated quotation system or electronic bulletin board on which shares of its stock are currently listed as part of the covenants entered into in conjunction with the Senior Secured Convertible Notes.  If the Company’s stock is suspended from trading or fails to be listed on a national stock exchange or stock market for a period of five consecutive days or for more than an aggregate of ten days in any 365-day period, the Company would not be in compliance with its debt covenants, and this suspension or delisting would trigger an event of default on the Secured Notes.  As such, the Company could be subject to the remedies available to the holders of these notes, including acceleration of the repayment of the indebtedness.

The Company has been out of compliance with the Nasdaq Capital Market’s continued listing minimum bid price requirement.  The Company remained listed on the Nasdaq Capital Market pursuant to a grace period that expired on April 21, 2008.  The Company did not take any action to cure the minimum stock price requirement.  On April 22, 2008 the Company received notice from the Nasdaq Stock Market (“Nasdaq”) that the Company has not regained compliance, and its stock would be delisted from the Nasdaq Capital Market, effective May 1, 2008.  The Company’s stock trades on the OTC Bulletin Board, effective May 9, 2008.  The Company has obtained covenant default waivers through June 30, 2008 in regard to the delisting of its stock.

INDEX

Note 4 – Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  Under generally accepted accounting practices, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

The Company is required to measure the fair value of certain warrants issued in connection with debt issuances which are accounted for as embedded derivatives on a recurring basis (see Note 4).  The Company measures the fair value of these warrants on a quarterly basis.  Pursuant to SFAS 157, financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of March 31, 2008:

	Fair value measurements at March 31, 2008
	Level 1		Level 2	Level 3		Total
Embedded derivatives and warrants	$	---	$1,532,000	$	---	$1,532,000
		$--	$1,532,000	$	---	$1,532,000

Realized gains and losses are recorded to derivative income (expense) on the Consolidated Statement of Operations as of each measurement date.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”).  The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on its consolidated financial statements.

Note 5 – Stock Based Compensation

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

INDEX

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited consolidated statements of operations:

	Quarter Ended March 31,
	2008	2007
Cost of sales	$4	$6
Engineering and operations	40	64
Research and development	10	9
Selling and marketing	2	4
General and administrative	124	18
Share-based compensation expense before income tax provision	$180	$101
Provision for income tax	---	---
Net share-based compensation expense	$180	$101

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted.  Estimates of fair value are not intended to predict actual future events of the value ultimately realized by individuals who receive equity awards.

The Company did not grant any stock options during the quarter ended March 31, 2008.  The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions during the quarter ended March 31, 2007:

Expected option term (1)	5.25	years
Expected volatility factor (2)	163-165%
Risk-free interest rate (3)	4.5%
Expected annual dividend yield (4)	0%

(1)
The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options as permitted by SEC Staff Accounting Bulletin No. 107 for the quarter ended March 31, 2007.

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

Stock incentive plans

On May 6, 1997, the Company adopted the 1997 Stock Option Plan (“the 1997 Plan”) under which the Board of Directors granted incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company’s common stock at a price equal to the market price of the stock at the date of grant.  In June 2001, the 1997 Plan was amended to increase the aggregate number of options authorized to 500,000 shares (post-reverse split) of the Company’s common stock.  Options vest over four years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire eight years from the date of grant.  The options are not transferable except by will or domestic relations order.  No further grants may be made under the 1997 Plan pursuant to the adoption of the 2004 Stock Incentive Plan.

INDEX

On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan (“the 2004 Plan”), which provides for the grant of awards to employees, officers and directors.  Subject to adjustments for changes in the Company’s common stock and other events, the 2004 Plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards.  The Board of Directors determines the award amount, price usually equal to the market price of the stock on the date of the grant, vesting provisions and expiration period (not to exceed ten years) in each applicable agreement.  All such grants must be approved by the Compensation Committee and be consistent with the Plan.  The awards are not transferable except by will or domestic relations order.

The following table presents the activity under the 1997 Plan and the 2004 Plan from December 31, 2007 through March 31, 2008.

	2008
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,186,753	$3.72
Granted	---	---
Exercised	---	---
Canceled	(28,000)	3.04
Outstanding at March 31, 2008	3,158,753	$3.72

Options exercisable at March 31, 2008	2,420,977	$4.11

The following table presents weighted average price and life information for significant option groups outstanding at March 31, 2008:

Options Outstanding						Options Exercisable
Range of Ex. Price			Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.00	-	1.99	749,150	7.09	$0.85	392,949	$0.83
2.00	-	2.99	174,000	6.46	2.38	59,250	2.32
3.00	-	3.99	231,000	3.53	3.59	174,750	3.65
4.00	-	4.99	1,823,275	1.44	4.86	1,640,450	4.86
5.00	-	6.99	181,328	2.76	5.62	153,578	5.63
			3,158,753	3.29	$3.72	2,420,977	4.11

There were no options exercised during the three months ended March 31, 2008 and 2007.

The total grant date fair value of stock options that vested during the three months ended March 31, 2008 was approximately $163 with a weighted average remaining contractual term of 7.2 years.   The weighted average fair value of options, as determined under SFAS123(R), granted during the three months ended March 31, 2007 was $1.10 per share.  No stock options were granted for the three months ended March 31, 2008.

As of March 31, 2008, there was approximately $1,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  The Company recognizes stock-based compensation on the ratable method.

INDEX

Warrants

The Company, at the discretion of the Board of Directors, has granted warrants from time to time, generally in conjunction with the sale of equity securities.  The Company issued warrants to purchase 60,000 shares of the Company’s common stock in connection with the private placement in November 2004, and warrants to purchase 100,000 shares of the Company’s common stock in connection with the private placement in May 2005.  In 2006, the Company issued warrants to purchase 371,339 shares of the Company’s common stock in connection with the January 2006 Private Stock Placement and warrants to purchase 2,394,262 shares of the Company’s common stock in connection with the May 2006 Private Debt Placement.  In 2007, the Company issued warrants to purchase 633,778 shares of the Company’s common stock to holders of the Senior Secured Convertible Notes in connection with the July 2007 Private Stock Placement.  The outstanding warrants entitle the owner to purchase one share of common stock for each warrant.

The following table presents warrants outstanding as of March 31, 2008:

Eligible, end of quarter for exercise	3,559,379

Warrants issued in the quarter	---

Low exercise price	$2.82
High exercise price	$8.43

The warrants outstanding as of March 31, 2008 are currently exercisable and expire at various dates through May 2011.

Note 6 – Litigation

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc., Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  At present, discovery is ongoing with Clair Ford, Lincoln Mercury, Inc., and a default motion has been filed with respect to Place Motor, Inc. for its failure to respond to discovery.

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

INDEX

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

On February 7, 2007, the Ohio Supreme Court accepted for determination the question of whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.  Oral arguments were heard on September 18, 2007, and on January 31, 2008, the Ohio Supreme Court unanimously ruled that the municipality does have power under home rule to enact civil penalties for violating a traffic signal light and speeding.  This ruling will permit the Federal District Court to resolve any remaining Constitutional issues raised by the plaintiffs, including issues related to due process.

We do not currently have any pending material litigation other than that described above.

Note 7 – Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of this pronouncement.

Note 8 – Subsequent Events

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

The Company has been out of compliance with the Nasdaq Capital Market’s continued listing minimum bid price requirement.  The Company remained listed on the Nasdaq Capital Market pursuant to a grace period that expired on April 21, 2008.  The Company did not take any action to cure the minimum stock price requirement.  On April 22, 2008 the Company received notice from the Nasdaq Stock Market (“Nasdaq”) that the Company has not regained compliance, and its stock would be delisted from the Nasdaq Capital Market, effective May 1, 2008.  The Company’s stock trades on the OTC Bulletin Board, effective May 9, 2008.  The Company has obtained covenant default waivers through June 30, 2008 in regard to the delisting of its stock.

INDEX

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

We are a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and Canada.  We are the only provider of both a fully video-based automated red light enforcement system and a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system.  We also offer a newly developed ViDAR™ speed detection and imaging system as complement to our other products or as a stand-alone speed enforcement system. CrossingGuard®, our red light enforcement product, uses our patented image processing technology to predict and record the occurrence of a red light violation and manages the process of issuing and processing a citation.  Collision Avoidance™ is a patented enhancement to CrossingGuard® that predicts red light violations and extends the all red signal phase of a traffic light to prevent deadly intersection collisions. PoliScanSpeed™ uses LiDAR, a technology developed by Vitronic GmbH.  The Company is a North American distributor of Vitronic PoliScanSpeed™, and the Company continues to market and support this highly effective speed system.  ViDAR™ uses non-detectable, passive video detection and average speed over distance calculations to detect and record evidence of speeding vehicles.

In addition to our automated traffic enforcement systems, we provide back office citation processing services for CrossingGuard®, PoliScanSpeed™and ViDAR™ systems using our proprietary software solution called Citation Composer. These processing services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations.  One of Citation Composer’s many unique features is its ability to simultaneously replay synchronized videos of a red light violation, allowing for a more complete evidence package.  In addition, our new i-Citation software application assists customers with all event tasks.  i-Citation provides customers with the ability to review the complete evidence package online.  i-Citation provides police and other officials with convenient and quick access to all event information.  i-Citation also provides ready access over the web to violation information such as location, date and time stamp information and disposition status of an event.

INDEX

By combining CrossingGuard®, Collision Avoidance™, Poliscanspeed and ViDAR™ with Citation Composer and i-Citation, our proprietary citation preparation and processing software, we are able to provide fully integrated, turnkey red light and speed enforcement solutions.

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

State statutes providing for automated enforcement may impose liability on either the driver or the registered owner of a vehicle for a violation.  Driver liability statutes require that the driver be identified, from the photographic evidence, and that the citation be issued and sent to the driver.  Registered owner statutes require that the vehicle’s owner be identified, through registration records, and that the citation be issued and sent to the registered owner.  Because only the license plate is required for identification under a registered owner statute, program operating efficiencies are much higher, resulting in lower per citation costs and monthly fees for CrossingGuard® systems installed in these jurisdictions.  Of the twenty-five jurisdictions that currently allow for automated red light enforcement programs, five require that a driver be identified; the other states limit identification to the vehicle license plate and impose liability on the registered owner.  Driver identification states include California, Arizona, Oregon, Utah, and Colorado.

Almost all of our contracts provide for the lease of equipment and the services as a bundled, turnkey program over three to five years.  The equipment leases are generally classified as operating leases under SFAS 13, “Accounting for Leases,” and the revenues are realized along with service revenues as services are delivered to a customer over the life of the contract.  One contract with Delaware DOT provided for a monthly lease of the roadside equipment, and we transferred this lease to GE Municipal Services for the face value of the roadside equipment, or $80,000 per approach.  In accordance with SFAS 13, this lease qualified as a sales-type financing lease, and we recognized the value received from the leased equipment and expensed the associated costs of the system in the same period.

Our existing CrossingGuard® contracts with government entities typically authorize the installation of systems at a specified number of approaches.   As of March 31, 2008, our existing active contracts authorized the installation of our CrossingGuard® product at up to an additional 172 approaches.  Management believes the majority of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors including locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active CrossingGuard® contracts.

	Quarter Ended March 31,
Number of Approaches and Units:	2008	2007

Installed, operational and revenue-generating
CrossingGuard red light approaches	309	217
Poliscanspeed Units	8	11
Additional Authorized Approaches:
CrossingGuard red light approaches	172	235
Poliscanspeed Units	11	10
Total	500	473

During the first quarter of 2008, the Company added ten CrossingGuard® red light approaches and decommissioned three approaches due to contract termination.

INDEX

The management team’s focus is to expand our market share in the emerging traffic safety market.  We plan to expand that market share by:

•	Continuing to aggressively market CrossingGuard® video-based red light enforcement systems and services to states and municipalities for red light enforcement and safety;

•	Implementing a marketing program for speed enforcement systems and services to states and municipalities for speed enforcement and safety;

•	Participating in efforts to increase the public’s acceptance of, and state’s authorization of, automated traffic safety systems;

•	Participating in industry standards-setting bodies;

•	Enhancing and seeking patents for our traffic safety technology to maintain or improve our position and competitive advantages in the industry; and

•	Vigorously defending our patented technology from competitors’ infringement

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future.  We may incur significant expenses in anticipation of revenue, which may not materialize and we may not be able to reduce spending quickly if our revenue is lower than expected.  In addition, our ability to forecast revenue, particularly with respect to our new speed products, is limited.  As a result, our operating results are volatile and difficult to predict, and you should not rely on the results of one quarter as an indication of future performance.  Factors that may cause our operating results to fluctuate include costs related to customization of our products and services; announcements or introductions of new products and services by our competitors; the failure of additional states to adopt or maintain legislation enabling the use of automated traffic enforcement systems; determinations by state and local government bodies to utilize our equipment without the additional processing services we provide; equipment defects and other product quality problems; a shift towards fixed rate, as opposed to per ticket, compensation arrangements for our speed products, which could adversely affect revenues; the discretionary nature of our customers’ internal evaluation, approval and order processes; the varying size, timing and contractual terms of orders for our products and services; and the mix of revenue from our products and services.

During our first 25 years of operations, we developed a number of patented intelligent software solutions for decision and data-mining applications, including financial services, fraud detection and intelligent traffic-management systems.  In 2000, we made the strategic decision to concentrate on our traffic management technologies and began to dispose of our other product lines.  By 2003, we had exited our financial services, fraud detection and Rail CrossingGuard and TrafficVision business lines, and had refocused our resources on our traffic safety and enforcement systems such as CrossingGuard®, our current primary source of revenue.  This transition involved a series of licensing arrangements and transfers of our rights.  In early 2001, we also entered into two separate source-code licensing agreements for our fraud detection product line appointing Applied Communications, Inc., (“ACI”) and Retail Decisions, Inc., (“ReD”) as co-exclusive resellers in the transaction processing industry.  Royalty revenues from ACI continued through June 2002, when the royalty stream was assigned to Churchill Lane Associates, or CLA.  In April 2008, we amended our license agreement with ACI to transfer the remaining rights we held related to our fraud detection software product line to ACI.  We do not expect to receive future revenues from this license.  Additionally, we transferred to ReD certain of our assets that supported the technology licensed under our license to ReD.  No ongoing revenues are expected to be realized from ReD.  The licensing, royalty and other payments we received under these licensing arrangements and other transfers of our property and technology financed our operations during 2001 and 2002 and enabled us to develop our traffic enforcement business.

On August 31, 2005, we acquired certain assets of Transol USA, one of our competitors, in a foreclosure sale.  The assets included contracts to provide automated red light enforcement services in six U.S. cities at an aggregate of 39 red light approaches, as well as related equipment, intellectual property, inventory, work in process, accounts receivable and unbilled contract revenue related to Transol’s red light enforcement services.  We paid $1.8 million for the acquired assets.  We funded the acquisition of the acquired assets with working capital.

INDEX

The following is a summary of key financial measurements monitored by management:

	Quarter Ended March 31,
	2008	2007
Financial:
Revenue	$2,898,000	$2,381,000
Loss from operations	(1,328,000)	(1,282,000)
Net loss	(2,505,000)	(1,509,000)
Modified EBITDA	(153,000)	(437,000)
Cash and marketable securities	1,239,000	1,654,000
Investment in capitalized systems	734,000	1,080,000
Working capital	1,571,000	1,637,000

We are a capital-intensive business, so in addition to focusing on GAAP measures, we focus on modified EBITDA to measure our results. We calculate this number by first calculating EBITDA, which we define as net income before interest expense, debt restructuring or debt extinguishment costs (if any during the relevant measurement period), provision for income taxes, and depreciation and amortization. Then we exclude derivative instrument income or expense, debt discount expense, share-based compensation expense and asset impairment charges.  These measures eliminate the effect of financing transactions that we enter into on an irregular basis based on capital needs and market opportunities, and these measures provide us with a means to track internally generated cash from which we can fund our interest expense and our growth. In comparing modified EBITDA from year to year, we also ignore the effect of what we consider non-recurring events not related to our core business operations to arrive at what we define as modified EBITDA. Because modified EBITDA is a non-GAAP financial measure, we include in the tables below reconciliations of modified EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

We present modified EBITDA because we believe it provides useful information regarding our ability to meet our future debt payment requirements, capital expenditures and working capital requirements, and that it provides an overall evaluation of our financial condition. In addition, modified EBITDA is defined in certain financial covenants under our Senior Secured Convertible Notes, was used to adjust the interest rate on those notes at July 1, 2007 and will be used at January 1, 2009 to determine whether the holders of those notes have a redemption right at May 25, 2009.

Modified EBITDA has certain limitations as an analytical tool and should not be used as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) or as a measure of our profitability or our liquidity.

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

INDEX

The table below is a reconciliation of net loss to modified EBITDA for the quarter ended March 31:

	Quarter Ended March 31,
	2008	2007

GAAP net loss	$(2,505,000)	$(1,509,000)
Interest expense, net of interest income	719,000	548,000
Income tax expense	---	---
Depreciation and amortization	995,000	705,000
EBITDA	$(791,000)	$(256,000)
Derivative instrument income	(550,000)	(1,329,000)
Debt discount expense	1,008,000	1,008,000
Stock-based compensation expense	180,000	140,000
Modified EBITDA	$(153,000)	$(437,000)

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

Revenue Recognition

In accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” (“SAB 104”) revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists, (b) delivery of products and/or services has occurred, (c) the sales price is fixed or determinable, and (d) collectibility is reasonably assured.  In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied.

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

Capitalization of Internal Buildout Costs

Our CrossingGuard® red light enforcement business requires us to install our technology in the communities that we serve.  To do this, the Company deploys internal resources to design, install and configure its software and equipment in those communities (i.e., buildout).  Buildout costs are defined as directly related payroll, fringe, and travel and entertainment expense.  Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract.  We accumulate the amount of those internal buildout costs incurred on a quarterly basis and capitalize them.   Internal buildout costs capitalized in the first quarter of 2008 and 2007 were approximately $100,000 and $135,000, respectively.

Share-Based Compensation

We account for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees to be recognized in our financial statements at their fair value.  We continue to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS123(R).

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

Derivative Instruments

In connection with the sale of debt or equity instruments, the Company may sell options or warrants to purchase our common stock.  In certain circumstances, these options or warrants may be classified as derivative assets or liabilities rather than equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash and cash equivalents totaling $1,239,000 at March 31, 2008 compared with $3,135,000 at December 31, 2007.  At March 31, 2008, we had working capital of $1,571,000 compared with $3,041,000 at December 31, 2007.

Our net worth at March 31, 2008 was $614,000 compared with $2,940,000 at December 31, 2007.  The decline in cash, working capital, and net worth is primarily due to our net loss in the first quarter of $2,505,000; investment in capitalized systems of $734,000, which are expected to generate revenue in future quarters.  The decline in cash is also due to the timing of collections relative to certain of our customers.

We continue to seek additional sources of equity and debt financing to fund operations and to position ourselves to capitalize on new market and growth opportunities; however, there can be no assurance that the funds will be available on terms acceptable to us, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Disclosures regarding the Company’s commitments and contractual obligations required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

The Company did not have any off-balance sheet arrangements as of March 31, 2008 or December 31, 2007.

INDEX

Results of Operations

Revenues

Total revenues for the first quarter of 2008 were $2,898,000 compared to $2,381,000 for the first quarter of 2007. Lease and service fee revenue grew 21% in the first quarter as our base of revenue-generating CrossingGuard red light approaches increased, partially offset by a slight decline in the number of Poliscanspeed units deployed.  During the first quarter of 2008 we had 309 revenue generating CrossingGuard® approaches and 8 Poliscanspeed units as compared to 217 revenue generating CrossingGuard® approaches and 11 PoliScanspeed units in the first quarter of 2007.  The decline in the number of Poliscanspeed units deployed was due to the suspension of a program pending court decisions on the legality of the program.  The increases in revenues are partially offset by revenues for one customer that have been deferred until we amend our contract with the customer.

Cost of sales

Cost of sales for the first quarter of 2008 totaled $1,828,000 as compared to $1,465,000 for the first quarter of 2007, an increase of $363,000, or 25%.  The increase in cost of sales is primarily due to increased amortization of new capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches.

Gross Profit

Gross profit for the first quarter of 2008 totaled $1,070,000 or 37% as compared to $916,000 or 38% for the first quarter of 2007.  Gross profit increased by $154,000 but gross margin decreased by one percentage point from the first quarter of 2007 to the first quarter of 2008.  The increase in gross profit is primarily attributable to higher levels of revenue; however, the decline in gross margin is primarily due to the operations of one program for which the Company has incurred costs but has deferred recognition of revenue in accordance with the revenue recognition rules set forth by SAB 104.

Operating Expenses

Total operating expenses for the first quarter of 2008 totaled $2,398,000 as compared to $2,198,000 for the first quarter of 2007, an increase of $200,000. The increase in operating expenses was due to (1) increased sales and marketing headcount and use of consultants in the first quarter of 2008, as the Company continues to expand its sales function, and (2) an increase in non-cash stock compensation charges from $101,000 in the first quarter of 2007 to $176,000 in the first quarter of 2008, partially offset by lower engineering and operations expense related to cost reduction activity in the first quarter of 2007.

Engineering and operations expense for the first quarter of 2008 totaled $1,016,000 as compared to $1,089,000 in the first quarter of 2007, a decrease of $73,000. These costs include the salaries and related costs of field and office personnel, as well as, operating expenses related to delivery, configuration, maintenance and service of our installed base.  The decline is primarily attributable to reduced headcount related to cost reduction activity that was finalized in the first quarter of 2007.

Research and development expenses for the first quarter of 2008 totaled $89,000 as compared to $137,000 in the first quarter of 2007, a decrease of $48,000. The decline in research and development expenses is primarily due to the completion of our transition to digital technology in the beginning of 2007 for our CrossingGuard® products and the need for lower development costs going forward.

Selling and marketing expenses for the first quarter of 2008 totaled $383,000 as compared to $196,000 in the first quarter of 2007, an increase of $187,000. The increase is due to increased headcount and use of consultants in the first quarter of 2008, as the Company continues to expand its sales function to increase its market presence.

General and administrative expenses for the first quarter of 2008 totaled $910,000 as compared to $776,000 in the first quarter of 2007, an increase of $134,000. The increase is primarily attributable to a $106,000 increase in non-cash stock compensation charges in the first quarter of 2008 related to stock option grants issued during 2007.

INDEX

Derivative instrument income

Derivative instrument income for the first quarter of 2008 totaled $550,000 as compared to $1,329,000 for the first quarter of 2007.

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

The major factors contributing to the change for the first quarter of 2008 was due to the decline in the fair value of our derivative instruments relating to our convertible debt due to the passage of time and a decline in our stock price.

Debt discount expense

Debt discount expense totaled $1,008,000 for the first quarter of 2008 and 2007.  The Company records debt discount expense related to the value of warrants determined upon issuance of our Senior Convertible Notes and Senior Secured Convertible Notes.  This debt discount expense is amortized on a straight-line basis over the term of the respective notes.

Other Expense, net

Other expense, net for the first quarter of 2008 totaled $719,000 compared to $548,000 in the first quarter of 2007. Other Expense, net is primarily interest expense, but also includes interest income, debt financing cost amortization, and bank fees.  The increase in other expense is primarily attributable to interest on higher levels of debt and higher interest rates.  We issued $1.5 million of Variable Rate Notes on March 30, 2007 related to the implementation of our speed program.  Furthermore, the interest rate on our Senior Secured Convertible Notes increased from 7% to 9% as of July 1, 2007, as the Company did not meet its modified EBITDA target as set forth in the Note Agreement.  The effect of increasing the interest rate resulted in an increase in quarterly interest expense of $114,000.

Net Loss

Net loss for the first quarter of 2008 was $2,505,000 or nine cents per share as compared to a net loss of $1,509,000 or seven cents per share for the first quarter of 2007, an increase in loss of $996,000. The increase in our net loss between the quarters was attributable to (1) the increase in headcount and consulting expenses in sales and marketing; (2) the decrease in derivative investment income in the first quarter of 2008 compared to 2007; and (3) increased interest expense in the first quarter of 2008, offset by increases in gross profit from the first quarter of 2007 to the first quarter of 2008.

Item 3.                      Quantitative and Qualitative Disclosure of Market Risk

Disclosures regarding the Company’s market risk required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Item 4T.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

INDEX

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:                      OTHER INFORMATION

Item 1.	Legal Proceedings

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  At present, discovery is ongoing with Clair Ford, Lincoln Mercury, Inc., and a default motion has been filed with respect to Place Motor, Inc. for its failure to respond to discovery.

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

INDEX

On February 7, 2007, the Ohio Supreme Court accepted for determination the question of whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.  Oral arguments were heard on September 18, 2007, and on January 31, 2008, the Ohio Supreme Court unanimously ruled that the municipality does have power under home rule to enact civil penalties for violating a traffic signal light and speeding.  This ruling will permit the Federal District Court to resolve any remaining Constitutional issues raised by the plaintiffs, including issues related to due process.

We do not currently have any pending material litigation other than that described above.

Item 1A.	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

The Company is required to maintain its listing on a national securities exchange, automated quotation system or electronic bulletin board on which shares of its stock are currently listed as part of the covenants entered into in conjunction with the Senior Secured Convertible Notes.  If the Company’s stock is suspended from trading or fails to be listed on a national stock exchange or stock market for a period of five consecutive days or for more than an aggregate of ten days in any 365-day period, the Company would not be in compliance with its debt covenants, and this suspension or delisting would trigger an event of default on the Senior Secured Convertible Notes.  As such, the Company could be subject to the remedies available to the holders of these notes, including acceleration of the repayment of the indebtedness.

The Company has been out of compliance with the Nasdaq Capital Market’s continued listing minimum bid price requirement.  The Company remained listed on the Nasdaq Capital Market pursuant to a grace period that expired on April 21, 2008.  The Company did not taken any action to cure the minimum stock price requirement.  On April 22, 2008 the Company received notice from the Nasdaq Stock Market (“Nasdaq”) that the Company has not regained compliance, and its stock would be delisted from the Nasdaq Capital Market, effective May 1, 2008.  The Company's stock trades on the OTC Bulletin Board, effective May 9, 2008.  The Company has obtained covenant default waivers through June 30, 2008 in regard to the delisting of its stock.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

INDEX

Item 6.	Exhibits

Exhibit Number                                Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Statement Pursuant to 18 U.S.C. §1350

INDEX

FORM 10-Q

NESTOR, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2008	NESTOR, INC.
(REGISTRANT)

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr.
Chief Financial Officer

INDEX