Form 10-Q
period 2008-08-13
NESTOR INC
filed 2008-08-14
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	☐	No:	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008
[Common Stock, $.01 par value per share]	28,954,219 shares

NESTOR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share Information

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,064		$3,135
Accounts receivable, net	2,713		2,806
Inventory, net	909		922
Other current assets	389		255
Total current assets	5,075		7,118
Noncurrent assets
Capitalized system costs, net	9,602		9,867
Property and equipment, net	471		487
Goodwill	5,581		5,581
Patent development costs, net	131		128
Other long term assets	1,584		1,865
Total Assets	$22,444		$25,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of notes payable, net of discounts	$17,030	$	---
Current portion of derivative instruments	838		---
Accounts payable	1,330		826
Accrued liabilities	1,450		1,335
Accrued employee compensation	366		366
Deferred revenue	1,080		1,220
Asset retirement obligation	815		330
Total current liabilities	22,909		4,077
Noncurrent liabilities
Long term convertible notes payable	---		1,719
Long term notes payable	---		13,295
Derivative instruments – debt and warrants	34		2,081
Long term asset retirement obligation	627		934
Total liabilities	23,570		22,106

Commitments and contingencies	---		---

Stockholders’ Equity (Deficit)
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
issued and outstanding: Series B – 180,000 shares at
June 30, 2008 and December 31, 2007	180		180
Common stock, $0.01 par value, authorized 50,000,000
shares issued and outstanding: 28,954,219 shares at
June 30, 2008 and December 31, 2007	290		290
Additional paid-in capital	79,156		78,972
Accumulated deficit	(80,752)		(76,502)
Total stockholders’ equity (deficit)	(1,126)		2,940
Total Liabilities and Stockholders’ Equity (Deficit)	$22,444		$25,046

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Lease and service fees	$3,131	$3,061	$6,007	$5,442
Product royalties	501	---	523	---
Total revenue	3,632	3,061	6,530	5,442

Cost of sales:
Lease and service fees	1,862	1,756	3,690	3,221
Product royalties	---	---	---	---
Total cost of sales	1,862	1,756	3,690	3,221

Gross profit:
Lease and service fees	1,269	1,305	2,317	2,221
Product royalties	501	---	523	---
Total gross profit	1,770	1,305	2,840	2,221

Operating expenses:
Engineering and operations	1,062	1,004	2,078	2,093
Research and development	116	82	205	219
Selling and marketing	381	175	764	371
General and administrative	697	936	1,607	1,712

Total operating expenses	2,256	2,197	4,654	4,395

Loss from operations	(486)	(892)	(1,814)	(2,174)

Derivative instrument income	659	537	1,209	1,866
Debt discount expense	(1,008)	(1,008)	(2,016)	(2,016)
Interest and other expense, net	(910)	(596)	(1,629)	(1,145)

Net loss	$(1,745)	$(1,959)	$(4,250)	$(3,469)

Loss per share:

Loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.15)	$(0.17)

Shares used in computing loss per share:
Basic and diluted	28,954,219	20,421,816	28,954,219	20,415,983

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Six Months Ended June 30,
	2008		2007

Cash flows from operating activities:
Net loss		$(4,250)		$(3,469)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization		2,001		1,544
Amortization and write-off of deferred financing fees		282		278
Stock based compensation		183		309
Derivative instrument income		(1,209)		(1,866)
Debt discount expense		2,016		2,016
Provision for doubtful accounts		9		11
Provision for inventory reserve		115		140
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		84		(266)
Inventory		(103)		464
Other assets		(135)		(89)
Accounts payable and accrued expenses		798		(271)
Deferred revenue		(140)		766

Net cash used in operating activities		(349)		(433)

Cash flows from investing activities:
Sale of marketable securities		---		60
Investment in capitalized systems		(1,531)		(2,861)
Purchase of property and equipment		(175)		(28)
Investment in patent development costs		(16)		(22)

Net cash used in investing activities		(1,722)		(2,851)

Cash flows from financing activities:
Proceeds from notes payable, net		---		1,415

Net cash provided by financing activities		---		1,415

Net change in cash and cash equivalents		(2,071)		(1,869)
Cash and cash equivalents – beginning of period		3,135		2,952

Cash and cash equivalents – end of period		$1,064		$1,083

Supplemental cash flows information:
Interest paid		$1,181		$871

Income taxes paid	$	---	$	---

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share And Per Share Information

Note 1 – Nature of Operations

A.	Organization

Nestor, Inc., a Delaware corporation (the “Company”) was organized on March 21, 1983 to maintain and further develop certain patent rights and know-how acquired from its predecessor, Nestor Associates, a limited partnership.  Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997.  Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary.  CrossingGuard, Inc., a wholly-owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing and is now inactive.  Nearly all of the Company’s operations are conducted by its wholly-owned subsidiary, Nestor Traffic Systems, Inc. (“NTS”).  The condensed consolidated financial statements include the accounts of Nestor, Inc. and NTS.  All intercompany transactions and balances have been eliminated upon consolidation.  The Company’s main offices are located in Providence, RI, and the Company has a warehouse and support center in North Hollywood, CA.

The Company is a leading provider of innovative, automated traffic enforcement systems and services to state and local governments throughout the United States and in Canada.  The Company provides:

•	CrossingGuard®, a fully video-based automated red light enforcement system;
•	Collision Avoidance™, the Company’s proprietary accident prevention system;
•	PoliScanSpeed™, a multi-lane, bi-directional scanning light detection and ranging, or LiDAR, speed enforcement system; and
•	ViDAR™, a new video-based speed detection and imaging system that complements the Company’s other systems or stands alone as a speed enforcement system.

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

In addition to its automated traffic enforcement systems, the Company provides back office citation processing services for CrossingGuard®, PoliScanSpeed™ and ViDAR™ systems using its proprietary software solution called Citation Composer.  These processing services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations.  One of Citation Composer’s many unique features is its ability to simultaneously replay synchronized videos of a red light violation, allowing for a more complete evidence package.  In addition, the Company’s new i-Citation software application assists customers with all event tasks.  i-Citation provides customers with the ability to review the complete evidence package online.  i-Citation provides police and other officials with convenient and quick access to all event information.  i-Citation also provides ready access over the web to violation information such as location, date and time stamp information and disposition status of an event.  The Company’s suite of traffic safety solutions, in combination with its advanced back-office software, make customer-friendly, fully integrated and turnkey services available.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

B.	Liquidity and management’s plans

The Company has incurred significant losses since inception and has an accumulated deficit of $80,752 through June 30, 2008.  Although the Company has increased its revenues by 19% in the second quarter of 2008 compared to the second quarter of 2007 and has achieved positive modified EBITDA in three of the last five quarters, the Company’s continuing net losses raise doubt about its ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management believes that given its liquidity at June 30, 2008, its current levels of cash being used by operations and capital requirements necessary to deliver on current contracts with municipalities, the Company will be required to raise additional capital in the near term.

As further discussed in Note 3, the Company is currently in a default position on its Senior Secured Notes, Senior Secured Convertible Notes and Variable Rate Senior Notes.  If any of the Company’s Noteholders declare an Event of Default (as detailed in the Securities Purchase Agreement), the Company could be subject to the remedies available to the holders of these Notes, including acceleration of the repayment of the Notes at 110% of their respective face value.

On August 8, 2008, the Company’s Board of Directors approved a term sheet for a series of transactions that would convert more than half of the Company’s debt into equity, eliminate the convertible features of the remaining debt, waive or cure all existing defaults on the Company’s debt and provide new capital to the Company, all of which would result in significant dilution to existing stockholders.  The transactions are subject to a number of closing conditions, including negotiation and execution of definitive documents and approval by the existing Noteholders and stockholders.  There is no assurance that all required approvals for consummation of the transactions contemplated by the term sheet will be obtained.  If we are unable to restructure our existing debt, either through the proposed transactions or a similar transaction, we will be required to pursue other strategic options to provide capital in order to fund operating and capital needs.

Furthermore, even if the Company is successful in restructuring its existing debt and obtaining new capital, there can be no assurance that operations will be profitable in the future or product development and marketing efforts will be successful, or that the Company will not require additional capital in the future.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included.  Operating results for the quarter and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  There were no material, unusual charges or credits to operations during the recently completed fiscal quarter.

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

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

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

Capitalized system costs

Material and labor costs incurred to build and install the Company’s equipment are capitalized and depreciated over the life of the contracts.  The CrossingGuard red light enforcement business requires the Company to install its technology in the communities that it serves.  To do this, the Company deploys internal resources to design, install and configure its software and equipment in those communities (i.e. buildout).  Buildout costs are defined as directly related payroll, fringe, and travel related expenses.  Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community the Company serves and are depreciated over the life of the contract.  The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them as a component of capitalized system costs.   Internal buildout costs capitalized were approximately $101 and $107 in the second quarter of 2008 and 2007, respectively, and $201 and $242 for the six months ended June 30, 2008 and 2007, respectively.

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

Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  For options, warrants and bifurcated conversion options that are accounted for as derivative instruments, the Company determines the fair value of these instruments using the Black-Scholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price based on not only the history of the Company’s stock price, but also the experience of other comparable entities.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect the financial statements.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

Loss per share

The Company reports its earnings (loss) per share (“EPS”) in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, convertible debt and other potentially dilutive securities.  Because the Company incurred net losses for the quarters and six-month periods ended June 30, 2008 and 2007, the effect of potentially dilutive securities was not calculated because to do so would have been anti-dilutive.

Note 3 – Long Term Financial Obligations

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	June 30, 2008		December 31, 2007
Notes payable, net:
Long term convertible notes payable:
Senior Convertible Notes:
Principal		$2,850		$2,850
Debt discount		(732)		(1,131)
		2,118		1,719
Long term notes payable:
Senior Secured Convertible Notes:
Principal		22,840		22,840
Debt discount		(9,428)		(11,045)
		13,412		11,795

Variable Rate Senior Notes		1,500		1,500
		14,912		13,295
Total long-term financial obligations		17,030		15,014
Less current portion		(17,030)		---
	$	---		$15,014

Derivative instruments:
FMV - Senior Convertible Notes		$1	$	---
FMV - Senior Secured Convertible Notes		871		2,081
		872		2,081
Less current portion		(838)		---
		$34		$2,081

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

The Company’s stock was delisted from the Nasdaq Capital Market effective May 1, 2008, as the Company had been out of compliance with the Nasdaq’s continued listing minimum bid price requirement.  The Company was required to maintain its listing on the Nasdaq Capital Market as part of the covenants entered into in conjunction with the Senior Secured Convertible Notes.  Accordingly, the Company is not in compliance with its debt covenants, and this suspension or delisting subjects the Company to declaration by the Senior Noteholders of an Event of Default on the Secured Notes.

The Company obtained covenant default waivers until June 30, 2008 related to the delisting of its stock; however, the Company did not obtain an extension on these waivers.  Because of this, the Company is in default on its Senior Secured Convertible Notes, and as a result, the interest rate on these Notes increased from 9% to 13.5%.  As part of the terms reached upon issuing these Notes, an Event of Default on the Senior Secured Convertible Notes triggers an Event of Default on the Company’s Senior Convertible Notes and Variable Rate Senior Notes.  Because the Noteholders could declare an Event of Default against the Company, the Company has classified all of these issuances as current liabilities as of June 30, 2008.

To date, none of the Company’s Noteholders has declared an Event of Default to the Company related to these matters.  If a Noteholder declares an Event of Default, the Company could be subject to certain remedies available to the Noteholders, including acceleration of the repayment of the Notes at 110% of their respective face value.

On August 8, 2008, the Company’s Board of Directors approved a term sheet for a series of transactions that would convert more than half of the Company’s debt into equity, eliminate the convertible features of the remaining debt, waive or cure all existing defaults on the Company’s debt and provide new capital to the Company, all of which will result in significant dilution to existing stockholders.  The transactions are subject to a number of closing conditions, including negotiation and execution of definitive documents and approval by the existing Noteholders and shareholders.  In connection with the finalization of the approved term sheet, the Noteholders of the Senior Secured Notes and Senior Secured Convertible Notes allowed the Company to defer payments on interest until such a restructuring takes place.

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

The Company is required to measure the fair value of certain warrants issued in connection with debt issuances which are accounted for as embedded derivatives on a recurring basis (see Note 3).  The Company measures the fair value of these warrants on a quarterly basis.  Pursuant to SFAS 157, financial assets and liabilities are to be measured using inputs from the three levels of the fair value hierarchy, which are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

Level 3—Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including the Company's data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of  June 30, 2008:

	Fair value measurements at June 30, 2008
	Level 1		Level 2	Level 3		Total
Embedded derivatives and warrants	$	---	$872	$	---	$872
		$--	$872	$	---	$872

Realized gains and losses are recorded to derivative income on the Consolidated Statement of Operations as of each measurement date.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”).  The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have any effect on its consolidated financial statements.

Note 5 – Stock Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of SFAS 123R, which requires the measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The majority of the Company’s share-based compensation arrangements vest over either a four or five year graded vesting schedule.  The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$4	$4	$8	$10
Engineering and operations	48	60	88	124
Research and development	9	9	19	18
Selling and marketing	2	2	4	6
General and administrative	(60)	95	64	151
Share-based compensation expense before tax	$3	$170	$183	$309
Provision for income tax	---	---	---	---
Net share-based compensation expense	$3	$170	$183	$309

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

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

The Company did not grant any stock options during the quarter or six month periods ended June 30, 2008.  The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected option term (1)	---	5.25 yrs.	---	5.25 yrs.
Expected volatility factor (2)	---	165%	---	163 to 165%
Risk-free interest rate (3)	---	5.0%	---	4.5 to 5.0%
Expected annual dividend yield (4)	---	0%	---	0%

(1)
The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options as permitted by SEC Staff Accounting Bulletin No. 107 for the quarter and six-month periods ended June 30, 2007.

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

Stock incentive plans

On May 6, 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) under which the Board of Directors granted incentive or non-qualified stock options to employees, directors and consultants to purchase shares of the Company’s common stock at a price equal to the market price of the stock at the date of grant.  In June 2001, the 1997 Plan was amended to increase the aggregate number of options authorized to 500,000 shares (post-reverse split) of the Company’s common stock.  Options vest over four years and are exercisable for up to ten years from the date of grant, although most options currently outstanding expire eight years from the date of grant.  The options are not transferable, except by will or domestic relations order.  No further grants may be made under the 1997 Plan pursuant to the adoption of the 2004 Stock Incentive Plan.

On June 24, 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for the grant of awards to employees, officers and directors.  Subject to adjustments for changes in the Company’s common stock and other events, the 2004 Plan is authorized to grant up to 4,500,000 shares, either in the form of options to purchase Nestor common stock or as restricted stock awards.  The Board of Directors determines the award amount, price usually equal to the market price of the stock on the date of the grant, vesting provisions and expiration period (not to exceed ten years) in each applicable agreement.  All such grants must be approved by the Compensation Committee and be consistent with the Plan.  The awards are not transferable except by will or domestic relations order.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

The following table presents the activity under the 1997 Plan and the 2004 Plan from December 31, 2007 through June 30, 2008.

	2008
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,186,753	$3.72
Granted	---	---
Exercised	---	---
Canceled	(177,250)	4.21
Outstanding at June 30, 2008	3,009,503	$3.69

Options exercisable at June 30, 2008	2,456,477	$4.08

The following table presents weighted average price and life information for significant option groups outstanding at June 30, 2008:

Options Outstanding						Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of				Contractual	Exercise		Exercise
Ex. Price			Outstanding	Life (Yrs.)	Price	Exercisable	Price

$0.00	-	1.99	739,150	6.84	$0.85	405,949	$0.82
2.00	-	2.99	159,750	6.39	2.38	59,250	2.32
3.00	-	3.99	231,000	3.35	3.59	192,250	3.63
4.00	-	4.99	1,703,275	1.41	4.85	1,640,450	4.86
5.00	-	6.99	176,328	2.37	5.63	158,578	5.63
			3,009,503	3.22	$3.69	2,456,477	$4.08

There were no options exercised during the six months ended June 30, 2008 and 2007.

The total grant date fair value of stock options that vested during the six months ended June 30, 2008 was approximately $249 with a weighted average remaining contractual term of 6.8 years.   The weighted average fair value of options, as determined under SFAS123(R), granted during the three months ended June 30, 2007 was $0.38 per share.  No stock options were granted for the six months ended June 30, 2008.

As of June 30, 2008, there was approximately $593 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 0.9 years.

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

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

The following table presents warrants outstanding as of June 30, 2008:

Eligible, end of quarter for exercise	3,559,379

Warrants issued in the quarter	---

Low exercise price	$2.82
High exercise price	$8.43

The warrants outstanding as of June 30, 2008 are currently exercisable and expire at various dates through May 2011.

Note 6 – Litigation

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  At present, discovery is ongoing with Clair Ford, Lincoln Mercury, Inc., and  Place Motor, Inc.

Two suits have been filed against the Company and the City of Akron seeking to enjoin the City of Akron speed program and damages.  These cases have been consolidated in the U.S. District Court for the Northern District of Ohio.  These cases are:

Mendenhall v. The City of Akron, et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiff filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against City of Akron and all of its City Council members in their official capacity and us alleging federal and state constitutional violations.  The action was filed in the Summit County Court of Common Pleas and was removed to federal court.  On February 17, 2006, the Company and the other defendants filed a joint motion for judgment on the pleadings.  Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006.   The plaintiff amended her complaint on August 8, 2006 to include equal protection violations among her federal constitutional claims.  The Company filed an answer to that amended complaint on August 18, 2006 and all dispositive motions in the case were filed by November 22, 2006.

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

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thounsands, Except Share And Per Share Information

On February 7, 2007, the Ohio Supreme Court accepted for determination the question of whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.  Oral arguments were heard on September 18, 2007, and on January 31, 2008, the Ohio Supreme Court unanimously ruled that the municipality does have power under home rule to enact civil penalties for violating a traffic signal light and speeding.  The Federal District Court has subsequently reopened discovery on the due process issues, and we have submitted our responses to this discovery.

In June 2008, three suits were filed against the Company by William Danzell, its former Chairman and CEO, individually and on behalf of Silver Star Partners and Foundation Partners.  They are as follows:

William Danzell vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that the Company breached its Employment Agreement dated May 17, 2007 by terminating him without cause and without notice.  Mr. Danzell is seeking compensation for lost salary, benefits and incentives as dictated in the Employment Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.

Silver Star Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging (a) breach of contract pursuant to the Investor Rights Agreement by failing to file a Registration Statement for securities held by Silver Star Partners; and (b) equitable relief, alleging that the Company is compelled to comply with the registration obligations pursuant to the Investor Rights Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.

Silver Star Partners and Foundation Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that the Company is in breach of the provisions of a Note Purchase Agreement entered into on March 2007, and that such breach constitutes a default under the Note Purchase Agreement.

The Company believes that the above suits filed by Mr. Danzell are without merit, and the Company will vigorously defend all of the above suits.

The Company does not currently have any pending material litigation other than that described above.

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

Readers are cautioned not to place undue reliance on these prospective statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, debt restructurings, capital raising efforts or investments we may make.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.

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

In addition to our automated traffic enforcement systems, we provide back office citation processing services for CrossingGuard®, PoliScanSpeed™ and ViDAR™ systems using our proprietary software solution called Citation Composer. These processing services include obtaining data from the roadside systems, reviewing the data, preparing the citations and evidence packages and tracking final resolution of the citations.  One of Citation Composer’s many unique features is its ability to simultaneously replay synchronized videos of a red light violation, allowing for a more complete evidence package.  In addition, our new i-Citation software application assists customers with all event tasks.  i-Citation provides customers with the ability to review the complete evidence package online.  i-Citation provides police and other officials with convenient and quick access to all event information.  i-Citation also provides ready access over the web to violation information such as location, date and time stamp information and disposition status of an event.

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

Our existing CrossingGuard® contracts with government entities typically authorize the installation of systems at a specified number of approaches.   As of June 30, 2008, our existing active contracts authorized the installation of our CrossingGuard® product at up to an additional 155 approaches.  Management believes a significant number of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors such as locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active contracts.

	June 30,
Number of Approaches and Units:	2008	2007

Installed, operational and revenue-generating
CrossingGuard red light approaches	330	247
Poliscanspeed Units	4	4
Additional Authorized Approaches:
CrossingGuard red light approaches	155	207
Poliscanspeed Units	15	16
Total	504	474

We added 21 CrossingGuard® red light approaches during the second quarter of 2008, and we entered into agreements with several key customers to extend and expand their respective CrossingGuard® contracts.

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

During our first 25 years of operations, we developed a number of patented intelligent software solutions for decision and data-mining applications, including financial services, fraud detection and intelligent traffic-management systems.  In 2000, we made the strategic decision to concentrate on our traffic management technologies and began to dispose of our other product lines.  By 2003, we had exited our financial services, fraud detection and Rail CrossingGuard and TrafficVision business lines, and had refocused our resources on our traffic safety and enforcement systems such as CrossingGuard®, our current primary source of revenue.  This transition involved a series of licensing arrangements and transfers of our rights.  In early 2001, we also entered into two separate source-code licensing agreements for our fraud detection product line appointing Applied Communications, Inc., (“ACI”) and Retail Decisions, Inc., (“ReD”) as co-exclusive resellers in the transaction processing industry.  Royalty revenues from ACI continued through June 2002, when the royalty stream was assigned to Churchill Lane Associates, or CLA.  In April 2008, we amended our license agreement with ACI to transfer the remaining rights we held related to our fraud detection software product line to ACI for a one-time payment of $500,000.  We do not expect to receive future revenues from this license.  Additionally, we transferred to ReD certain of our assets that supported the technology licensed under our license to ReD.  No ongoing revenues are expected to be realized from ReD.  The licensing, royalty and other payments we received under these licensing arrangements and other transfers of our property and technology financed our operations during 2001 and 2002 and enabled us to develop our traffic enforcement business.

INDEX

The following is a summary of key financial measurements monitored by management:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Financial
Revenue	$3,632,000	$3,061,000	$6,530,000	$5,442,000
Loss from operations	(486,000)	(892,000)	(1,814,000)	(2,174,000)
Net loss	(1,745,000)	(1,959,000)	(4,250,000)	(3,469,000)
Modified EBITDA	523,000	117,000	370,000	(321,000)
Investment in capitalized systems	797,000	1,781,000	1,531,000	2,861,000
Cash and cash equivalents	1,064,000	1,083,000
Working capital	(17,834,000)	998,000

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

INDEX

The table below is a reconciliation of net loss to modified EBITDA for the quarter ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
GAAP net income (loss)	$(1,745,000)	$(1,959,000)	$(4,250,000)	$(3,469,000)
Interest expense, net of interest income	910,000	596,000	1,629,000	1,145,000
Income tax expense	---	---	---	---
Depreciation and amortization	1,006,000	839,000	2,001,000	1,544,000
EBITDA	$171,000	$(524,000)	$(620,000)	$(780,000)
Derivative instrument (income) expense	(659,000)	(537,000)	(1,209,000)	(1,866,000)
Debt discount expense	1,008,000	1,008,000	2,016,000	2,016,000
Stock-based compensation expense	3,000	170,000	183,000	309,000
Modified EBITDA	$523,000	$117,000	$370,000	$(321,000)

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

b)
We provide services, which typically include citation processing, back office and hosting services. Software is more than incidental to the services as a whole, but 1) is used by us to capture and internally process the violations, and 2) customers do not have the right to and do not take possession of our detection and tracking, citation processing and back office software.  For these services, we typically recognize revenue on a fixed monthly fee or a per citation fee basis.  Revenue recognition usually commences for these service arrangements upon the first month after inception of operations.

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

Inventory Obsolescence

We evaluate our inventory for excess and obsolescence on a quarterly basis.  In preparing our evaluation, we look at the expected demand for our products for the next three to twelve months to determine whether or not such equipment to be installed requires a change in the inventory reserve to record the inventory at net realizable value.  After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or net realizable value.

Capitalization of Internal Buildout Costs

Our CrossingGuard® red light enforcement business requires us to install our technology in the communities that we serve.  To do this, the Company deploys internal resources to design, install and configure its software and equipment in those communities (i.e., buildout).  Buildout costs are defined as directly related payroll, fringe, and travel and entertainment expense.  Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract.  The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them.  Internal buildout costs capitalized in the second quarter of 2008 and 2007 were approximately $101,000 and $107,000, respectively, and $201,000 and $242,000 for the six months ended June 30, 2008 and 2007, respectively.

Share-Based Compensation

We account for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees to be recognized in our financial statements at their fair value.  We continue to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R).

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

Concentrations of credit risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable equity securities and trade accounts receivable.  We place our cash and temporary cash investments with high credit quality financial institutions.  At times, such investments may be in excess of the FDIC limit.  However, senior management continually reviews the financial stability of these financial institutions.  We routinely assess the financial strength of our customers, most of which are municipalities, and, as a result, believe that our trade accounts receivable credit risk exposure is limited.  We do not require collateral from our customers.

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash and cash equivalents totaling $1,064,000 at June 30, 2008 compared with $3,135,000 at December 31, 2007.  At June 30, 2008, we had a working capital deficit of $17,834,000 compared with working capital of $3,041,000 at December 31, 2007.  Our net worth at June 30, 2008 was a deficit of $1,126,000 compared with net worth of $2,940,000 at December 31, 2007.

The decline in cash, working capital, and net worth is primarily due to our net loss in the six months ended June 30, 2008 of $4,250,000 and investment in capitalized systems of $1,531,000, which is expected to generate revenue in future quarters.  The decline in working capital is also due to the reclassification of our Senior Secured Notes, Senior Secured Convertible Notes and Variable Rate Senior Notes from noncurrent liabilities to current liabilities, as each of these debt issuances is deemed current as of June 30, 2008.  For further details, see Note 3 to the Condensed Consolidated Financial Statements.

To date, none of our Noteholders have declared an Event of Default to us related to these matters.  If a Noteholder declares such an Event, we could be subject to certain remedies available to the Noteholders, including acceleration of the repayment of the Notes at 110% of their respective face value.  We are currently in negotiations with our Noteholders and certain stockholders to restructure the terms of this debt.  As part of these negotiations, the Noteholders of the Senior Secured Notes and the Senior Secured Convertible Notes allowed us to defer payments on interest until such a restructuring takes place.

On August 8, 2008, the Company’s Board of Directors approved a term sheet for a series of transactions that would convert more than half of the Company’s debt into equity, eliminate the convertible features of the remaining debt, waive or cure all existing defaults on the Company’s debt and provide a minimum of $4 million of new capital to the Company, all of which will result in significant dilution to existing stockholders.  The transactions are subject to a number of closing conditions, including negotiation and execution of definitive documents and approval by the existing Noteholders and shareholders.

INDEX

Even if we successfully negotiate definitive documents necessary to effect the transactions contemplated by the term sheet, there can be no assurance that we will be able to satisfy the conditions required to consummate the debt restructuring.  Furthermore, even if we consummate the transactions, there can be no assurance that the Company will be successful or achieve profitability or that the new capital will be sufficient to sustain the Company’s operations.  If we are unable to restructure our existing debt, either through the proposed transactions or a similar transaction, we will be required to pursue other strategic options to provide capital in order to fund operating and capital needs.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Disclosures regarding the Company’s commitments and contractual obligations required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

The Company did not have any off-balance sheet arrangements as of June 30, 2008 or December 31, 2007.

Results of Operations

Revenues

Total revenues for the second quarter of 2008 were $3,632,000 compared to $3,061,000 for the second quarter of 2007. Total revenues for the six months ended June 30, 2008 were $6,530,000 compared to $5,442,000 for the six months ended June 30, 2007.

Lease and service fee revenue grew 2% in the second quarter and 10% in the first half of 2008 as our base of revenue-generating CrossingGuard red light approaches and Poliscanspeed units increased.  During the second quarter of 2008, we had 330 revenue generating CrossingGuard® approaches and 4 Poliscanspeed units as compared to 247 revenue generating CrossingGuard® approaches and 4 PoliScanspeed units in the second quarter of 2007.  The increases in revenues are partially offset by revenues for one customer that have been deferred until we amend our contract with the customer.

We recognized $501,000 of royalty revenue in the second quarter of 2008 and $523,000 of royalty revenue in the six months ended June 30, 2008.  We did not recognize any royalty revenue for the second quarter or for the six months ended June 30, 2007.  Royalty revenue primarily represents a one-time fee received from ACI in April 2008 to assign and transfer our remaining rights to our fraud detection software product line.

Cost of Sales

Cost of sales for the second quarter of 2008 totaled $1,862,000 as compared to $1,756,000 for the second quarter of 2007, an increase of $106,000, or 6%.  Cost of sales for the six months ended June 30, 2008 was $3,690,000 as compared to $3,221,000 for the six months ended June 30, 2007, an increase of $469,000, or 15%. The increase in cost of sales is primarily due to increased amortization of new capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches.

Gross Profit

Gross profit for the second quarter of 2008 totaled $1,770,000 or 49% as compared to $1,305,000 or 43% for the second quarter of 2007.  Gross Profit for the six months ended June 30, 2008 totaled $2,840,000 or 43% as compared to $2,221,000 or 41% for the six months ended June 30, 2007, an increase of $619,000 or two percentage points.   The increase in gross profit is primarily attributable to the receipt of royalty revenue in the second quarter of 2008.  Excluding these royalties, gross profit totaled $1,269,000 or 41% for the second quarter of 2008 and $2,317,000 or 39% for the six months ended June 30, 2008.  The slight decline in gross margin excluding royalties is primarily due to the operations of one program for which the Company has incurred costs but has deferred recognition of revenue in accordance with the revenue recognition rules set forth by SAB 104.

INDEX

Operating Expenses

Total operating expenses for the second quarter of 2008 totaled $2,256,000 as compared to $2,197,000 for the second quarter of 2007, an increase of $59,000 or 3%.  Total operating expenses for the six months ended June 30, 2008 totaled $4,654,000 as compared to $4,395,000 for the six months ended June 30, 2007, a increase of $259,000 or 6%. The increase in operating expenses was primarily due to increased sales and marketing headcount and use of consultants in the second quarter of 2008, as the Company continues to expand its sales function, offset by a decrease in non-cash stock compensation charges from $170,000 in the second quarter of 2007 to $3,000 in the second quarter of 2008.

Engineering and operations expense for the second quarter of 2008 totaled $1,062,000 as compared to $1,004,000 in the second quarter of 2007, an increase of $58,000 or 6%. Engineering and operations expense for the six months ended June 30, 2008 totaled $2,078,000 as compared to $2,093,000 in the six months ended June 30, 2007, a decline of $15,000 or 1%. These costs include the salaries and related costs of field and office personnel and  operating expenses related to the delivery, configuration, maintenance and service of our installed base.  The increase in expense in the second quarter of 2008 is primarily attributable to increased consulting costs associated with the configuration and maintenance of our computer networks, partially offset by reduced headcount.  The decrease in expense for the six months ended June 30, 2008 is primarily attributable to reduced headcount related to cost reduction activity that was finalized in the second quarter of 2007, partially offset by higher consulting costs.

Research and development expenses for the second quarter of 2008 totaled $116,000 as compared to $82,000 in the second quarter of 2008, an increase of $34,000 or 41%.   Research and development expenses for the six months ended June 30, 2008 totaled $205,000 as compared to $219,000 in the six months ended June 30, 2007, a decrease of $14,000 or 6%.  The increase in research and development expenses in the second quarter of 2008 is due to accelerating research and development on current technology initiatives.  The decrease in research and development expenses for the six months ended June 30, 2008 is primarily due to the completion of our transition to digital technology in the beginning of 2007 for our CrossingGuard® products, offset by the increase in costs associated with ViDAR™.

Selling and marketing expenses for the second quarter of 2008 totaled $381,000 as compared to $175,000 in the second quarter of 2007, an increase of $206,000 or 118%.  Selling and marketing expenses for the six months ended June 30, 2008 totaled $764,000 as compared to $371,000 for the six months ended June 30, 2007, an increase of $393,000 or 106%.  The increase is due to increased headcount and use of consultants throughout 2008, as the Company expanded its sales function to increase its market presence.

General and administrative expenses for the second quarter of 2008 totaled $697,000 as compared to $936,000 in the second quarter of 2007, a decrease of $239,000 or 26%.  General and administrative expenses for the six months ended June 30, 2008 totaled $1,607,000 as compared to $1,712,000 for the six months ended June 30, 2007, a decrease of $105,000 or 6%. The decrease in general and administrative expenses in the second quarter of 2008 is attributable to a decrease in consulting costs and non-cash stock compensation charges related to stock option grants for employees terminated during the quarter.  The decrease in general and administrative expenses for the six months ended June 30, 2008 is primarily due to reduced consulting and stock compensation costs, partially offset by increased headcount.

Derivative Instrument Income

Derivative instrument income for the second quarter of 2008 totaled $659,000 as compared to $537,000 for the second quarter of 2007.  Derivative instrument income for the six months ended June 30, 2008 totaled $1,209,000 as compared to $1,866,000 for the six months ended June 30, 2007.

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

INDEX

The major factors contributing to the recognition of derivative income in 2008 were the passage of time and a decline in our stock price.

Debt Discount Expense

Debt discount expense totaled $1,008,000 for the second quarter of 2008 and 2007 and $2,016,000 for the six months ended June 30, 2008 and 2007.  The Company records debt discount expense related to the value of warrants determined upon issuance of our Senior Convertible Notes and Senior Secured Convertible Notes.  This debt discount expense is amortized on a straight-line basis over the term of the respective notes.

Interest and Other Expense, Net

Other expense, net for the second quarter of 2008 totaled $910,000 compared to $596,000 in the second quarter of 2007. Other expense, net for the six months ended June 30, 2008 totaled $1,629,000 as compared to $1,145,000 for the six months ended June 30, 2007.  Other Expense, net is primarily interest expense, but also includes interest income, debt financing cost amortization, and bank fees.  The increase in other expense is primarily attributable to interest on higher levels of debt and higher interest rates.  We issued $1.5 million of Variable Rate Notes on March 30, 2007 related to the implementation of our speed program.  Furthermore, the interest rate on our Senior Secured Convertible Notes increased from 7% to 9% as of July 1, 2007, as the Company did not meet its modified EBITDA target as set forth in the Note Agreement.  The interest rate on our Senior Secured Convertible Notes increased from 9% to 13.5% as of May 1, 2008, as we were required to pay the Default Interest Rate even though we obtained covenant default waivers from our Noteholders until June 30, 2008.

Net Loss

Net loss for the second quarter of 2008 was $1,745,000 or six cents per share as compared to a net loss of $1,959,000 or ten cents per share for the second quarter of 2007, a decrease of $214,000.  Net loss for the six months ended June 30, 2008 was $4,250,000 or fifteen cents per share as compared to a net loss of $3,469,000 or seventeen cents per share for the six months ended June 30, 2007, an increase of $781,000.  The decrease in our net loss between the quarters was attributable to royalty revenues received in the second quarter of 2008, lower general and administrative consulting costs and stock compensation charges, partially offset by increased sales consulting costs and interest expense.  The increase in our net loss for the six months ended June 30, 2008 compared to June 30, 2007 is attributable to increases in sales consulting costs, increases in interest expense and decreased derivative income, partially offset by royalty revenues in 2008.

INDEX

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Disclosures regarding the Company’s market risk required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

PART II:                      OTHER INFORMATION

Item 1.	Legal Proceedings

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded our payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  At present, discovery is ongoing with Clair Ford, Lincoln Mercury, Inc., and  Place Motor, Inc.

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

On February 7, 2007, the Ohio Supreme Court accepted for determination the question of whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.  Oral arguments were heard on September 18, 2007, and on January 31, 2008, the Ohio Supreme Court unanimously ruled that the municipality does have power under home rule to enact civil penalties for violating a traffic signal light and speeding.  The Federal District Court has subsequently reopened discovery on the due process issues, and we have submitted our responses to this discovery.

INDEX

In June 2008, three suits were filed against us by William Danzell, our former Chairman and CEO, individually and on behalf of Silver Star Partners and Foundation Partners.  They are as follows:

William Danzell vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that we breached our Employment Agreement dated May 17, 2007 by terminating him without cause and without notice.  Mr. Danzell is seeking compensation for lost salary, benefits and incentives as dictated in the Employment Agreement.  We filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.

Silver Star Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging (a) breach of contract pursuant to the Investor Rights Agreement by failing to file a Registration Statement for securities held by Silver Star Partners; and (b) equitable relief, alleging that we are compelled to comply with the registration obligations pursuant to the Investor Rights Agreement.  We filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.

Silver Star Partners and Foundation Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that we are in breach of the provisions of a Note Purchase Agreement entered into on March 2007, and that such breach constitutes a default under the Note Purchase Agreement.

We believe that the above suits filed by Mr. Danzell are without merit, and we will vigorously defend all of the above suits.

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

Our stock was delisted from the Nasdaq Capital Market effective May 1, 2008, as we had been out of compliance with the Nasdaq’s continued listing minimum bid price requirement.  We were required to maintain our listing on the Nasdaq Capital Market as part of the covenants entered into in conjunction with the Senior Secured Convertible Notes.  Our stock is suspended from trading and is not listed on a national stock exchange or stock market and has not been for a period of more than five consecutive days and for more than an aggregate of ten days in the preceding 365-day period.  Accordingly, we are not in compliance with our debt covenants, and this suspension or delisting subjects us to declaration by the Senior Noteholders of an Event of Default on the Senior Secured Convertible Notes.

INDEX

We obtained covenant default waivers until June 30, 2008 related to the delisting of our stock; however, we did not obtain an extension on these waivers.  Because of this, we are in default under our Senior Secured Convertible Notes, and the Noteholders could declare an Event of Default.  As part of the terms reached upon issuing these Notes, an Event of Default on the Senior Secured Convertible Notes triggers an Event of Default on our Senior Secured Notes and Variable Rate Senior Notes.

In connection with the finalization of the approved term sheet, the Noteholders of the Senior Secured Notes and Senior Secured Convertible Notes allowed the Company to defer payments on interest until such a restructuring of our debt takes place.

To date, none of our Noteholders has declared an Event of Default related to these matters.  If a Noteholder declares an Event of Default, we could be subject to certain remedies available to the Noteholders, including acceleration of the repayment of the Notes at 110% of their respective face value.

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

Date: August 14, 2008	NESTOR, INC.
(REGISTRANT)

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr.
Chief Financial Officer