Form 10-Q
period 2008-09-30
NESTOR INC
filed 2008-11-13
CIK 720851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	☐	No:	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
[Common Stock, $.01 par value per share]	28,954,219 shares

NESTOR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

INDEX

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NESTOR, INC.
Condensed Consolidated Balance Sheets
In Thousands, Except Share Information

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$327		$3,135
Accounts receivable, net	2,762		2,806
Inventory, net	1,018		922
Other current assets	480		255
Total current assets	4,587		7,118
Noncurrent assets
Capitalized system costs, net	9,536		9,867
Property and equipment, net	396		487
Goodwill	5,581		5,581
Patent development costs, net	129		128
Other long term assets	1,861		1,865
Total Assets	$22,090		$25,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of notes payable, net of discounts	$18,038	$	---
Current portion of derivative instruments	482		---
Accounts payable	2,058		826
Accrued interest and penalties	1,893		572
Accrued expenses	872		763
Accrued employee compensation	434		366
Deferred revenue	691		1,220
Asset retirement obligation	839		330
Total current liabilities	25,307		4,077
Noncurrent liabilities
Long term convertible notes payable	---		1,719
Long term notes payable	---		13,295
Derivative instruments – debt and warrants	161		2,081
Long term asset retirement obligation	628		934
Total liabilities	26,096		22,106

Commitments and contingencies	---		---

Stockholders’ Equity (Deficit)
Preferred stock, $1.00 par value, authorized 10,000,000 shares;
issued and outstanding: Series B – 180,000 shares at
September 30, 2008 and December 31, 2007	180		180
Common stock, $0.01 par value, authorized 50,000,000
shares issued and outstanding: 28,954,219 shares at
September 30, 2008 and December 31, 2007	290		290
Additional paid-in capital	79,278		78,972
Accumulated deficit	(83,754)		(76,502)
Total stockholders’ equity (deficit)	(4,006)		2,940
Total Liabilities and Stockholders’ Equity (Deficit)	$22,090		$25,046

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Operations
In Thousands, Except Share And Per Share Information
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Lease and service fees	$3,698	$3,329	$9,706	$8,771
Product sales	125	---	125	---
Product royalties	3	20	526	20

Total revenue	3,826	3,349	10,357	8,791

Cost of sales:
Lease and service fees	2,168	1,943	5,858	5,164
Product sales	104	---	104	---
Product royalties	---	---	---	---

Total cost of sales	2,272	1,943	5,962	5,164

Gross profit:
Lease and service fees	1,530	1,386	3,848	3,607
Product sales	21	---	21	---
Product royalties	3	20	526	20

Total gross profit	1,554	1,406	4,395	3,627

Operating expenses:
Engineering and operations	1,077	926	3,209	3,019
Research and development	83	99	234	318
Selling and marketing	518	181	1,282	552
General and administrative	792	812	2,398	2,524

Total operating expenses	2,470	2,018	7,123	6,413

Loss from operations	(916)	(612)	(2,728)	(2,786)

Derivative instrument income	230	338	1,438	2,204
Debt discount expense	(1,008)	(1,008)	(3,023)	(3,024)
Interest and other expense, net	(1,309)	(685)	(2,939)	(1,830)

Net loss	$(3,003)	$(1,967)	$(7,252)	$(5,436)

Loss per share:

Loss per share, basic and diluted	$(0.10)	$(0.07)	$(0.25)	$(0.24)

Shares used in computing loss per share:
Basic and diluted	28,954,219	26,542,888	28,954,219	22,480,692

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX

NESTOR, INC.
Condensed Consolidated Statements of Cash Flows
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2008		2007

Cash flows from operating activities:
Net loss		$(7,252)		$(5,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		3,056		2,458
Amortization and write-off of deferred financing fees		423		405
Stock based compensation		306		439
Derivative instrument income		(1,438)		(2,204)
Debt discount expense		3,023		3,024
Provision for doubtful accounts		15		11
Provision for inventory reserve		195		180
Increase (decrease) in cash arising from
changes in assets and liabilities:
Accounts receivable		29		(473)
Inventory		(98)		851
Other assets		(644)		5
Accounts payable and accrued expenses		1,613		41
Accrued interest and penalties		1,321		152
Deferred revenue		(529)		663

Net cash provided by operating activities		20		116

Cash flows from investing activities:
Sale of marketable securities		---		60
Investment in capitalized systems		(2,625)		(4,118)
Purchase of property and equipment		(182)		(58)
Investment in patent development costs		(21)		(24)

Net cash used in investing activities		(2,828)		(4,140)

Cash flows from financing activities:
Proceeds from notes payable, net		---		1,415
Proceeds from private stock placement, net		---		4,873

Net cash provided by financing activities		---		6,288

Net change in cash and cash equivalents		(2,808)		2,264

Cash and cash equivalents – beginning of period		3,135		2,952

Cash and cash equivalents – end of period		$327		$5,216

Supplemental cash flows information:
Interest paid		$1,219		$1,461

Income taxes paid	$	---	$	---

The Unaudited Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

Note 1	– Nature of Operations

A.	Organization

Nestor, Inc., a Delaware corporation (the “Company”) was organized on March 21, 1983 to maintain and further develop certain patent rights and know-how acquired from its predecessor, Nestor Associates, a limited partnership.  Two wholly-owned subsidiaries, Nestor Traffic Systems, Inc. (“NTS”) and Nestor Interactive, Inc. (“Interactive”), were formed effective January 1, 1997.  Effective November 7, 1998, Nestor, Inc. ceased further investment in the Interactive subsidiary.  CrossingGuard, Inc., a wholly-owned subsidiary of NTS, was formed July 18, 2003 in connection with a financing and is now inactive.  Nearly all of the Company’s operations are conducted by NTS.  The condensed consolidated financial statements include the accounts of Nestor, Inc. and NTS.  All intercompany transactions and balances have been eliminated upon consolidation.  The Company’s main offices are located in Providence, RI, and the Company has a warehouse and support center in North Hollywood, CA.

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

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

B.         Liquidity and management’s plans

The Company has incurred significant losses since inception and has an accumulated deficit of $83,754 through September 30, 2008.  Although the Company has increased its revenues by 14% in the third quarter of 2008 compared to the third quarter of 2007 and has achieved positive modified EBITDA in four of the last six quarters, the Company’s continuing net losses raise doubt about its ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management believes that given its liquidity at September 30, 2008, its current levels of cash being used by operations and capital requirements necessary to deliver on current contracts with municipalities, and even after consideration of the bridge financing discussed below, the Company will be required to raise additional capital in the near term.

On August 8, 2008, the Company’s Board of Directors approved a term sheet for a series of transactions that would convert more than half of the Company’s debt into equity, eliminate the convertible features of the remaining debt, waive or cure all existing defaults on the Company’s debt and provide new capital to the Company, all of which would result in significant dilution to existing stockholders.  The transactions are subject to a number of closing conditions, including negotiation and execution of definitive documents and approval by the existing Noteholders and stockholders.  As of November 13, 2008, the Company remains actively engaged in its efforts to effect this restructuring and financing consistent with the general terms and conditions of the term sheet discussed above.  The completion of the bridge financing on October 8, 2008, as discussed below, the majority of which was sourced from our existing Noteholders, provided the Company with needed short-term capital and represented a critical step in the context of the larger transaction.  There is no assurance that the transactions will be completed or that all required approvals for consummation of the transactions contemplated by the term sheet will be obtained.   If we are unable to restructure our existing debt, either through the proposed transactions or a similar transaction, we will be required to pursue other strategic options to provide capital in order to fund operating and capital needs.

The Company entered into a series of covenants in conjunction with the issuance of its Senior Convertible Notes and Senior Secured Convertible Notes.  Two of these covenants included the continued listing of the Company's stock on a national exchange and the regular quarterly payment of interest.  The Company's stock was delisted from the Nasdaq Capital Market effective May 1, 2008, and the Company did not pay interest on the Senior Convertible Notes and Senior Secured Convertible Notes that was due on July 1, 2008 and October 1, 2008.

As further discussed in Note 3, on October 8, 2008, the Company entered into a Securities Purchase Agreement with certain of its investors and Secured Noteholders through which the Company issued $500 of Senior Secured Bridge Notes (the “Bridge Notes”) in a private placement.  The Bridge Notes are senior to all other indebtedness of the Company and are secured by a first priority security interest in all of the Company’s assets, excluding those securing the Variable Rate Senior Notes.  The Bridge Notes bear interest at 10% and are payable monthly in arrears with all outstanding principal and interest due on the earlier of January 8, 2009 or the consummation of an Equity Financing, as defined in the Agreement.

As part of the Written Consent, Waiver and Forbearance Agreement entered into in conjunction with the issuance of these Bridge Notes, the holders of the Company’s Senior Secured Convertible Notes and Senior Convertible Notes agreed not to exercise any conversion rights at any time during the Forbearance Period, as defined in Note 3, and agreed not to exercise their right to force the Company to redeem the Notes upon any event of default occurring during the Forbearance Period.  In addition, the holders of the Senior Convertible Notes agreed that all principal and interest due and payable will be subordinate and subject in right of payment to all principal and interest due under the Bridge Notes and agreed to postpone any payments of principal or interest during the Forbearance Period.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial results have been included.  Operating results for the quarter and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  There were no material, unusual charges or credits to operations during the recently completed fiscal quarter.

Certain amounts reported in prior years have been reclassified to be consistent with the current year presentation.  These reclassifications had no effect on the Company’s financial position or results of operations.

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

Accounts Receivable

Accounts receivable are recorded at the value of amounts invoiced, net of allowance for doubtful accounts, that are expected to be collectible in the next twelve months.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on the creditworthiness of customers, age of receivables and on historical write-off experience and future expectations by location.  Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered.  Accounts receivable that are not expected to be collectible in the next twelve months are reclassified to other long term assets on the Company’s condensed consolidated balance sheet.  The Company reclassified $450 of accounts receivable to other long term assets at September 30, 2008.

Inventory

Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out basis, and consists primarily of component equipment considered to be finished goods and which is to be installed as roadside capitalized systems or speed enforcement units.

Capitalized system costs

Material and labor costs incurred to build and install the Company’s equipment are capitalized and depreciated over the life of the contracts.  The CrossingGuard red light enforcement business requires the Company to install its technology in the communities that it serves.  To do this, the Company deploys internal resources to design, install and configure its software and equipment in those communities (i.e. buildout).  Buildout costs are defined as directly related payroll, fringe, and travel related expenses.  Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community the Company serves and are depreciated over the life of the contract.  The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them as a component of capitalized system costs.   Internal buildout costs capitalized were approximately $106 and $107 in the third quarter of 2008 and 2007, respectively, and $306 and $349 for the nine months ended September 30, 2008 and 2007, respectively.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired.  Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Goodwill is reviewed for impairment using the Company’s quoted stock price as a measurement of the Company’s fair value of assets, including goodwill, and liabilities.  Any resulting goodwill impairment will be charged to operations.

Deferred revenue

In some cases, a customer may pay an upfront, non-refundable fee for the Company to install its technology in addition to fees on a per ticket basis over the life of a contract. The Company records the non-refundable fee as deferred revenue and recognizes such fees ratably over the life of the contract.

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

Loss per share

The Company reports its earnings (loss) per share (“EPS”) in accordance with the provisions of SFAS 128, “Earnings Per Share.”  Basic EPS is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, convertible debt and other potentially dilutive securities.  Because the Company incurred net losses for the quarters and nine-month periods ended September 30, 2008 and 2007, the effect of potentially dilutive securities was not calculated because to do so would have been anti-dilutive.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

Note 3	– Long Term Financial Obligations

The Company considers its long term convertible notes payable, long term notes payable, and derivative financial instruments, to be its long-term financial obligations.

Long-term financial obligations consisted of the following.

	September 30, 2008		December 31, 2007
Notes payable, net:
Long term convertible notes payable:
Senior Convertible Notes:
Principal		$2,850		$2,850
Debt discount		(532)		(1,131)
		2,318		1,719
Long term notes payable:
Senior Secured Convertible Notes:
Principal		22,840		22,840
Debt discount		(8,620)		(11,045)
		14,220		11,795

Variable Rate Senior Notes		1,500		1,500
		15,720		13,295
Total long-term financial obligations		18,038		15,014
Less current portion		(18,038)		---
	$	---		$15,014

Derivative instruments:
FMV - Senior Convertible Notes		$45	$	---
FMV - Senior Secured Convertible Notes		598		2,081
		643		2,081
Less current portion		(482)		---
		$161		$2,081

On August 8, 2008, the Company’s Board of Directors approved a term sheet for a series of transactions that would convert more than half of the Company’s debt into equity, eliminate the convertible features of the remaining debt, waive or cure all existing defaults on the Company’s debt and provide new capital to the Company, all of which will result in significant dilution to existing stockholders.  The transactions are subject to a number of closing conditions, including negotiation and execution of definitive documents and approval by the existing Noteholders and shareholders.  As of November 13, 2008, the Company remains actively engaged in its efforts to effect this restructuring and financing consistent with the general terms and conditions of the term sheet discussed above.  The completion of the bridge financing on October 8, 2008, as discussed below, the majority of which was sourced from our existing Noteholders, provided the Company with needed short-term capital and represented a critical step in the context of the larger transaction.  In connection with the finalization of the approved term sheet, the Noteholders of the Senior Convertible Notes and Senior Secured Convertible Notes allowed the Company to defer payments on interest until such a restructuring takes place.

The Company entered into a series of covenants in conjunction with the issuance of its Senior Convertible Notes and Senior Secured Convertible Notes.  Two of these covenants included the continued listing of the Company's stock on a national exchange and the regular quarterly payment of interest.  The Company's stock was delisted from the Nasdaq Capital Market effective May 1, 2008, and the Company did not pay interest on the Senior Convertible Notes and Senior Secured Convertible Notes that was due on July 1, 2008 and October 1, 2008.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

As further discussed in Note 8, the Company issued $500 of Bridge Notes to certain of its investors and Noteholders on October 8, 2008.  In conjunction with the issuance of these Bridge Notes, the Company entered into a Written Consent, Waiver and Forbearance Agreement (the “Noteholder Agreements”) with the holders of the Company’s Senior Secured Convertible Notes and Senior Convertible Notes pursuant to which the holders of these Notes (i) consented to the Company issuing the Bridge Notes and granting a security interest in the Company’s assets, (ii) agreed to the postponement of the date fixed for any interest payments during the Forbearance Period, (iii) waived certain events of default, including the delisting of the Company's stock from the Nasdaq National Market and the Company's failure to pay interest, occurring prior to the issuance of the Bridge Notes as of the date such events occurred through the Forbearance Period, (iv) agreed not to exercise any conversion rights at any time during the Forbearance Period and (v) agreed to not to exercise their right to force the Company to redeem the Notes upon any event of default occurring during the Forbearance Period.  The Forbearance Period for the holders of the Senior Secured Convertible Notes is defined as the earlier of (a) the earlier of (i) the date of an equity financing or (ii) the Proxy Deadline, as defined in the term sheet approved by the Company's Board of Directors on August 8, 2008; (b) January 8, 2009; or (c) the date the Company receives any Event of Default Redemption Notice on the Bridge Notes.  The Forbearance Period for the holders of the Senior Convertible Notes is defined as the earlier of (a) the date of an equity financing or (b) the latter of (1) January 8, 2009 or (2) the six month anniversary of the issuance of the Bridge Notes.  In addition, the holders of the Senior Convertible Notes agreed that all principal and interest due and payable will be subordinate and subject in right of payment to all principal and interest due under the Bridge Notes and agreed to postpone any payments of principal or interest during the Forbearance Period.

Because it is unlikely that the Forbearance Period will be longer than twelve months from the balance sheet date, the Company has classified its Senior Secured Convertible Notes and Variable Rate Senior Notes as current liabilities as of September 30, 2008, as the Noteholders will have the ability to call the notes at the end of the Forbearance Period.

Note 4	– Fair Value Measurements

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  Under generally accepted accounting practices, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

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

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value as of September 30, 2008:

	Fair value measurements at September 30, 2008
	Level 1		Level 2	Level 3		Total
Embedded derivatives and warrants	$	---	$643	$	---	$643
		$--	$643	$	---	$643

Realized gains and losses are recorded to derivative income on the Consolidated Statement of Operations as of each measurement date.

Effective January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”).  The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS 159 did not have any effect on its consolidated financial statements.

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited consolidated statements of operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$4	$5	$13	$15
Engineering and operations	45	65	134	189
Research and development	10	9	29	27
Selling and marketing	2	2	6	8
General and administrative	61	49	124	200
Share-based compensation expense before tax	$122	$130	$306	$439
Provision for income tax	---	---	---	---
Net share-based compensation expense	$122	$130	$306	$439

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

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

The Company did not grant any stock options during the quarter or nine month periods ended September 30, 2008.  The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007

Expected option term (1)	---	5.25	yrs.	---	5.25	yrs.
Expected volatility factor (2)	---	164%		---	163 to 165%
Risk-free interest rate (3)	---	4.6%		---	4.5 to 5.0%
Expected annual dividend yield (4)	---	0%		---	0%

(1)
The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options as permitted by SEC Staff Accounting Bulletin No. 107 for the quarter and nine-month periods ended September 30, 2007.

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

The following table presents the activity under the 1997 Plan and the 2004 Plan from December 31, 2007 through September 30, 2008.

	2008
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,186,753	$3.72
Granted	---	---
Exercised	---	---
Canceled	(1,825,720)	4.76
Outstanding at September 30, 2008	1,361,033	$2.31

Options exercisable at September 30, 2008	1,044,407	$2.39

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

The following table presents weighted average price and life information for significant option groups outstanding at September 30, 2008:

Options Outstanding						Options Exercisable
Range of Ex. Price			Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.00	-	1.99	726,250	6.69	$0.83	565,374	$0.78
2.00	-	2.99	133,250	7.35	2.41	42,250	2.51
3.00	-	3.99	161,200	4.50	3.54	122,450	3.58
4.00	-	4.99	256,500	4.10	4.57	247,000	4.56
5.00	-	6.99	83,833	4.44	5.74	67,333	5.74
			1,361,033	5.87	$2.31	1,044,407	$2.39

There were no options exercised during the nine months ended September 30, 2008 and 2007.

The total grant date fair value of stock options that vested during the nine months ended September 30, 2008 was approximately $619 with a weighted average remaining contractual term of 7.4 years.   The weighted average fair value of options, as determined under SFAS123(R), granted during the three months ended September 30, 2007 was $0.72 per share.  No stock options were granted for the nine months ended September 30, 2008.

As of September 30, 2008, there was approximately $463 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans.  That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

The following table presents warrants outstanding as of September 30, 2008:

Eligible, end of quarter for exercise	3,559,379

Warrants issued in the quarter	---

Low exercise price	$2.82
High exercise price	$8.43

The warrants outstanding as of September 30, 2008 are currently exercisable and expire at various dates through May 2011.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

Note 6	– Litigation

On April 13, 2007, the Company filed suit against Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc.  (Nestor Traffic Systems, Inc. Plaintiff, vs. Place Motor, Inc., et al., Rhode Island Superior Court, C.A. No. PC-07-1963).  Place Motor, Inc. and Clair Ford, Lincoln Mercury, Inc. are in possession of title for eight vans for which Nestor has paid in full.  Nestor has alleged that it paid for these vans by making payment to the defendants’ agent, Northeast Conversions, LLC.  Although Northeast Conversions never forwarded the Company's payment to the defendants, Nestor believes that it satisfied its obligation to pay for the vans when it delivered payment to the defendants’ agent.  Accordingly, Nestor seeks declaratory judgment in favor stating that the Defendants’ must take any action necessary to deliver the vans together with valid title certificates to Nestor Traffic Systems.  The defendants have answered the complaint with general denials of the basis for Nestor’s claims and asserting certain affirmative defenses.  Neither party asserted any counterclaims.  At present, discovery is ongoing with Clair Ford, Lincoln Mercury, Inc., and Place Motor, Inc.

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

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against the Company, various past and present employees of the Company and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court.  On February 17, 2006, the Company and the other defendants filed a joint motion for judgment on the pleadings.  Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006 and all dispositive motions in the case were filed by November 22, 2006.

On February 7, 2007, the Ohio Supreme Court accepted for determination the question of whether a municipality has the power under home rule to enact civil penalties for the offense of violating a traffic signal light or for the offense of speeding, both of which are criminal offenses under the Ohio Revised Code.  Oral arguments were heard on September 18, 2007, and on January 31, 2008, the Ohio Supreme Court unanimously ruled that the municipality does have power under home rule to enact civil penalties for violating a traffic signal light and speeding.  The Federal District Court has subsequently reopened discovery on the due process issues, and the Company has submitted its responses to this discovery.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

In June 2008, three suits were filed against the Company by William Danzell, its former Chairman and CEO, individually and on behalf of Silver Star Partners and Foundation Partners.  They are as follows:

William Danzell vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that the Company breached an Employment Agreement by terminating plaintiff without cause and without notice.  Plaintiff is seeking compensation for lost salary, benefits and incentives as dictated in the Employment Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.  Plaintiff filed oppositional pleadings in September 2008.  A hearing is currently scheduled for November 25, 2008.

Silver Star Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging (a) breach of contract pursuant to the Investor Rights Agreement by failing to file a Registration Statement for securities held by Silver Star Partners; and (b) equitable relief, alleging that the Company is compelled to comply with the registration obligations pursuant to the Investor Rights Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.  Plaintiff filed oppositional pleadings in September 2008, as well as a Request for Temporary Injunction relating to hypothetical future actions of the Company’s Board of Directors.  A hearing is currently scheduled for November 25, 2008.

Silver Star Partners and Foundation Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that the Company is in breach of the provisions of a Note Purchase Agreement entered into on March 2007, and that such breach constitutes a default under the Note Purchase Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina in August 2008.  Plaintiff filed oppositional pleadings in September 2008.  A hearing is currently scheduled for November 25, 2008.

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

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.

This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

INDEX
NESTOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In Thousands, Except Share and per Share Information

Finally, this FSP clarifies the effective date in SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

The Company is currently evaluating the impact of these pronouncements.

Note 8	– Subsequent Event

As further discussed in Note 3, on October 8, 2008, the Company entered into a Securities Purchase Agreement with certain of its investors and Secured Noteholders through which the Company issued $500 of Senior Secured Bridge Notes (the “Bridge Notes”) in a private placement.

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

We generate recurring revenue through contracts that provide for equipment leasing and services on a fixed and/or per citation fee basis.  These revenues are tied to the number of operating systems in the field and the number of violations processed by such systems.  Customer pricing entails fixed monthly fees, variable per ticket fee pricing structures, or a combination of both.  Because fixed fees are based upon the expected level of violations over the contract term, the shift to monthly fixed fee contracts may result in a more stable revenue stream for those installations.  Many of our initial red light and speed contracts, however, compensate us on a per ticket paid or issued basis in return for both equipment lease and maintenance and citation processing and customer support services.  Depending on the terms of each contract, we realize from $11 to $99 per citation issued or paid and/or fixed monthly fees ranging from $1,425 to $7,000 per approach for system delivery and processing services.

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

Our existing CrossingGuard® contracts with government entities typically authorize the installation of systems at a specified number of approaches.   As of September 30, 2008, our existing active contracts authorized the installation of our CrossingGuard® product at up to an additional 175 approaches.  Management believes a significant number of the authorized approaches under existing active contracts will be installed, but no assurances can be given that all approaches under contract will ultimately be installed due to factors such as locating qualifying intersections, budget or personnel considerations, etc.

The following table provides summary information regarding our active contracts.

	Quarter Ended September 30,
Number of Approaches and Units:	2008	2007

Installed, operational and revenue-generating
CrossingGuard red light approaches	338	280
Poliscanspeed Units	7	7
Additional Authorized Approaches:
CrossingGuard red light approaches	175	195
Poliscanspeed Units	12	12
Total	532	494

We added 8 CrossingGuard® red light approaches during the third quarter of 2008, and we entered into agreements with several key customers to extend and expand their respective CrossingGuard® contracts.

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

INDEX

The following is a summary of key financial measurements monitored by management:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Financial
Revenue	$3,826,000	$3,349,000	$10,357,000	$8,791,000
Loss from operations	(916,000)	(612,000)	(2,728,000)	(2,786,000)
Net income (loss)	(3,003,000)	(1,967,000)	(7,252,000)	(5,436,000)
Modified EBITDA	261,000	432,000	634,000	111,000
Investment in capitalized systems	1,094,000	1,257,000	2,625,000	4,118,000
Cash and marketable securities	327,000	5,216,000
Working capital (1)	(20,720,000)	4,653,000

(1)
The working capital deficit as of September 30, 2008 is primarily due to the reclassification of our Senior Convertible Notes, Senior Secured Convertible Notes and Variable Rate Senior Notes from noncurrent liabilities to current liabilities in 2008.

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

INDEX

The table below is a reconciliation of net loss to modified EBITDA for the quarter ended September 30:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
GAAP net income (loss)	$(3,003,000)	$(1,967,000)	$(7,252,000)	$(5,436,000)
Interest expense, net of interest income	1,309,000	685,000	2,939,000	1,830,000
Income tax expense	---	---	---	---
Depreciation and amortization	1,055,000	914,000	3,056,000	2,458,000
EBITDA	$(639,000)	$(368,000)	$(1,257,000)	$(1,148,000)
Derivative instrument (income) expense	(230,000)	(338,000)	(1,438,000)	(2,204,000)
Debt discount expense	1,008,000	1,008,000	3,023,000	3,024,000
Stock-based compensation expense	122,000	130,000	306,000	439,000
Modified EBITDA	$261,000	$432,000	$634,000	$111,000

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

Capitalization of Internal Buildout Costs

Our CrossingGuard® red light enforcement business requires us to install our technology in the communities that we serve.  To do this, the Company deploys internal resources to design, install and configure its software and equipment in those communities (i.e., buildout).  Buildout costs are defined as directly related payroll, fringe, and travel and entertainment expense.  Those buildout costs are capitalizable as part of the cost of the system deployed under contract in a community we serve and depreciated over the life of the contract.  The Company accumulates the amount of those internal buildout costs incurred on a quarterly basis and capitalizes them.  Internal buildout costs capitalized in the third quarter of 2008 and 2007 were approximately $106,000 and $107,000, respectively, and $306,000 and $349,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Liquidity and Capital Resources

Cash Position and Working Capital

We had cash and cash equivalents totaling $327,000 at September 30, 2008 compared with $3,135,000 at December 31, 2007.  At September 30, 2008, we had a working capital deficit of $20,720,000, $18,520,000 of which is due to the reclassification of our Senior Convertible Notes, Senior Secured Convertible Notes and Variable Rate Senior Notes from noncurrent liabilities to current liabilities in 2008, compared with working capital of $3,041,000 at December 31, 2007.  Our net worth at September 30, 2008 was a deficit of $4,006,000 compared with net worth of $2,940,000 at December 31, 2007.

The decline in cash is primarily due to the investment in capitalized systems of $2,625,000, which is expected to generate revenue in future quarters, and investment in property, plant and equipment of $182,000.  The decline in working capital is due to the reclassification of our Senior Convertible Notes, Senior Secured Convertible Notes and Variable Rate Senior Notes from noncurrent liabilities to current liabilities, as each of these debt issuances is deemed current as of September 30, 2008, and the net loss for the nine months ended September 30, 2008.  The decline in net worth is due to our net loss for the nine months ended September 30, 2008.  For further details, see Note 3 to the Condensed Consolidated Financial Statements.

On August 8, 2008, our Board of Directors approved a term sheet for a series of transactions that would convert more than half of our debt into equity, eliminate the convertible features of the remaining debt, waive or cure all existing defaults on our debt and provide a minimum of $4 million of new capital to us, all of which will result in significant dilution to existing stockholders.  The transactions are subject to a number of closing conditions, including negotiation and execution of definitive documents and approval by the existing Noteholders and shareholders.  As of November 13, 2008, we remain actively engaged in our efforts to effect this restructuring and financing consistent with the general terms and conditions of the term sheet discussed above, or on terms more favorable to us than those specified in the term sheet.  The completion of the bridge financing on October 8, 2008, as discussed below, the majority of which was sourced from our existing Noteholders, provided us with needed short-term capital and represented a critical step in the context of the larger transaction.

We entered into a series of covenants in conjunction with the issuance of our Senior Convertible Notes and Senior Secured Convertible Notes.  Two of these covenants included the continued listing of our stock on a national exchange and the regular quarterly payment of interest.  Our stock was delisted from the Nasdaq Capital Market effective May 1, 2008, and we did not pay interest on the Senior Convertible Notes and Senior Secured Convertible Notes that was due on July 1, 2008 and October 1, 2008.

INDEX

On October 8, 2008, we entered into a Securities Purchase Agreement with certain of our investors and Secured Noteholders through which we issued $500,000 of Senior Secured Bridge Notes (“the Bridge Notes”) in a private placement.  The Bridge Notes are senior to all other indebtedness and are secured by a first priority security interest in all of the Company’s assets, excluding those securing the Variable Rate Senior Notes.  These Notes bear interest at 10% and are payable quarterly in arrears, with all outstanding principal and interest due on the earlier of January 8, 2009 or the consummation of an equity financing.  We expect that the funds raised from this issuance will be sufficient to sustain operations and new capital expenditures until we effect the debt restructuring and equity financing.

In conjunction with the issuance of these Bridge Notes, we entered into a Written Consent, Waiver and Forbearance Agreement (the “Noteholder Agreements”) with the holders of our Senior Secured Convertible Notes and Senior Convertible Notes pursuant to which the holders of these Notes (i) consented to our issuing the Bridge Notes and granting a security interest in our assets, (ii) agreed to the postponement of the date fixed for any interest payments during the Forbearance Period, (iii) waived certain events of default occurring prior to the issuance of the Bridge Notes, (iv) agreed not to exercise any conversion rights at any time during the Forbearance Period and (v) agreed to not to exercise their right to force us to redeem the Notes upon any event of default occurring during the Forbearance Period.  The Forbearance Period for the holders of the Senior Secured Convertible Notes is defined as the earlier of (a) the earlier of (i) the date of an equity financing or (ii) the Proxy Deadline, as defined in the term sheet approved by our Board of Directors on August 8, 2008; (b) January 8, 2009; or (c) the date we receive any Event of Default Redemption Notice on the Bridge Notes.  The Forbearance Period for the holders of the Senior Convertible Notes is defined as the earlier of (a) the date of an equity financing or (b) the latter of (1) January 8, 2009 or (2) the six month anniversary of the issuance of the Bridge Notes.   In addition, the holders of the Senior Convertible Notes agreed that all principal and interest due and payable will be subordinate and subject in right of payment to all principal and interest due under the Bridge Notes and agreed to postpone any payments of principal or interest during the Forbearance Period.

Even if we successfully negotiate definitive documents necessary to effect the transactions contemplated by the term sheet or a similar series of transactions, there can be no assurance that we will be able to satisfy the conditions required to consummate the debt restructuring.  Furthermore, even if we consummate the transactions, there can be no assurance that we will be successful or achieve profitability or that the new capital will be sufficient to sustain our operations.  If we are unable to restructure our existing debt, either through the proposed transactions or a similar transaction, we will be required to pursue other strategic options to provide capital in order to fund operating and capital needs.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Disclosures regarding the Company’s commitments and contractual obligations required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

The Company did not have any off-balance sheet arrangements as of September 30, 2008 or December 31, 2007.

Results of Operations

Revenues

Total revenues for the third quarter of 2008 were $3,826,000 compared to $3,349,000 for the third quarter of 2007. Total revenues for the nine months ended September 30, 2008 were $10,357,000 compared to $8,791,000 for the nine months ended September 30, 2007.

Lease and service fee revenue grew 11% in the third quarter and the nine months ended September 30, 2008 as our base of revenue-generating CrossingGuard red light approaches and Poliscanspeed units increased.  During the third quarter of 2008, we had 338 revenue generating CrossingGuard® approaches and 7 Poliscanspeed units as compared to 280 revenue generating CrossingGuard® approaches and 7 PoliScanspeed units in the third quarter of 2007.

We recognized $125,000 of product sales in the third quarter and the nine months ended September 30, 2008.  We did not have any product sales in 2007.  Product sales represent the sale of red light enforcement equipment to one of our customers for whom we perform all enforcement and back-office services.

INDEX

We recognized $3,000 of royalty revenue in the third quarter of 2008 and $526,000 of royalty revenue in the nine months ended September 30, 2008.  We recognized $20,000 of royalty revenue for the third quarter and the nine months ended September 30, 2007.  Royalty revenue primarily represents a one-time fee received from ACI in April 2008 to assign and transfer our remaining rights to our fraud detection software product line.

Cost of Sales

Cost of sales for the third quarter of 2008 totaled $2,272,000 as compared to $1,943,000 for the third quarter of 2007, an increase of $330,000, or 17%.  Cost of sales for the nine months ended September 30, 2008 was $5,962,000 as compared to $5,164,000 for the nine months ended September 30, 2007, an increase of $798,000, or 15%. The increase in cost of sales is primarily due to increased amortization of new capitalized systems and associated direct processing and support costs for more revenue-generating red-light approaches and costs associated with our sales of red light enforcement equipment in the third quarter of 2008.

Gross Profit

Gross profit for the third quarter of 2008 totaled $1,554,000 or 41% as compared to $1,406,000 or 42% for the third quarter of 2007.  Gross Profit for the nine months ended September 30, 2008 totaled $4,395,000 or 42% as compared to $3,627,000 or 41% for the nine months ended September 30, 2007, an increase of $768,000 or one percentage point.   The increase in gross profit in the third quarter of 2008 is attributable to better absorption of fixed costs as we install more red light approaches.  The increase in gross profit for the nine months ended September 30, 2008 is due to the receipt of royalty revenue from ACI in the second quarter of 2008 and the better absorption of fixed costs as we continue to grow.

Operating Expenses

Total operating expenses for the third quarter of 2008 totaled $2,470,000 as compared to $2,018,000 for the third quarter of 2007, an increase of $452,000 or 22%.  Total operating expenses for the nine months ended September 30, 2008 totaled $7,123,000 as compared to $6,413,000 for the nine months ended September 30, 2007, a increase of $710,000 or 11%. The increase in operating expenses was mainly due to increased sales and marketing headcount and use of sales consultants in the third quarter of 2008, as the Company continues to expand its sales function, and increased configuration and maintenance of our growing installed base in the third quarter of 2008.

Engineering and operations expense for the third quarter of 2008 totaled $1,077,000 as compared to $926,000 in the third quarter of 2007, an increase of $151,000 or 16%. Engineering and operations expense for the nine months ended September 30, 2008 totaled $3,209,000 as compared to $3,019,000 in the nine months ended September 30, 2007, an increase of $190,000 or 6%. These costs include the salaries and related costs of field and office personnel and operating expenses related to the delivery, configuration, maintenance and service of our installed base.  The increase in expense in the third quarter and nine months ended September 30, 2008 is primarily attributable to increased headcount and consulting costs associated with the configuration and maintenance of our growing installed base and computer networks.

Research and development expenses for the third quarter of 2008 totaled $83,000 as compared to $99,000 in the third quarter of 2007, a decrease of $16,000 or 16%.   Research and development expenses for the nine months ended September 30, 2008 totaled $234,000 as compared to $318,000 in the nine months ended September 30, 2007, a decrease of $84,000 or 26%.  The decrease in research and development expenses in the third quarter of 2008 is due to lower costs in developing our current technology initiatives compared to the prior year.  The decrease in research and development expenses for the nine months ended September 30, 2008 is primarily due to the completion of our transition to digital technology in the beginning of 2007 for our CrossingGuard® products, offset by the increase in costs associated with ViDAR™.

Selling and marketing expenses for the third quarter of 2008 totaled $518,000 as compared to $181,000 in the third quarter of 2007, an increase of $337,000 or 186%.  Selling and marketing expenses for the nine months ended September 30, 2008 totaled $1,282,000 as compared to $552,000 for the nine months ended September 30, 2007, an increase of $730,000 or 132%.  The increase is due to increased headcount and use of consultants throughout 2008, as the Company expanded its sales function to increase its market presence and close on new business.

INDEX

General and administrative expenses for the third quarter of 2008 totaled $792,000 as compared to $812,000 in the third quarter of 2007, a decrease of $20,000 or 2%.  General and administrative expenses for the nine months ended September 30, 2008 totaled $2,398,000 as compared to $2,524,000 for the nine months ended September 30, 2007, a decrease of $126,000 or 5%. The decrease in general and administrative expenses in the third quarter of 2008 is attributable to a decrease in headcount and consulting costs, partially offset by an increase in legal expenses and non-cash stock compensation charges.  The decrease in general and administrative expenses for the nine months ended September 30, 2008 is primarily due to reduced consulting, non-cash stock compensation charges and shareholder-related expenses, partially offset by increased headcount and increased legal expenses associated with customer issues and litigation support.

Derivative Instrument Income

Derivative instrument income for the third quarter of 2008 totaled $230,000 as compared to $338,000 for the third quarter of 2007.  Derivative instrument income for the nine months ended September 30, 2008 totaled $1,438,000 as compared to $2,204,000 for the nine months ended September 30, 2007.

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

The major factors contributing to the recognition of derivative income in 2008 were the passage of time, a decline in our stock price and increases in assumed volatility.

Debt Discount Expense

Debt discount expense totaled $1,008,000 for the third quarter of 2008 and 2007.  Debt discount expense for the nine months ending September 30, 2008 totaled $3,023,000 as compared to an expense of $3,024,000 for the nine months ending September 30, 2007.  The Company records debt discount expense related to the value of warrants determined upon issuance of our Senior Convertible Notes and Senior Secured Convertible Notes.  This debt discount expense is amortized on a straight-line basis over the term of the respective notes.

Interest and Other Expense, Net

Interest and other expense, net for the third quarter of 2008 totaled $1,309,000 compared to $685,000 in the third quarter of 2007.  Interest and other expense, net for the nine months ended September 30, 2008 totaled $2,939,000 as compared to $1,830,000 for the nine months ended September 30, 2007.  Interest and other expense, net is primarily interest expense, but also includes interest income, debt financing cost amortization, bank fees and stockholder registration rights penalties.

The increase in interest and other expense in the third quarter of 2008 is primarily attributable to higher interest rates on our Senior Secured Convertible Notes and penalties incurred related to the delay in registration of stock issued in our Securities Purchase Agreement in July 2007.  The increase for the nine months ended September 30, 2008 is due to higher levels of debt, higher interest rates on our debt and stockholder registration rights penalties.

We issued $1.5 million of Variable Rate Notes on March 30, 2007 related to the implementation of our speed program.  Furthermore, the interest rate on our Senior Secured Convertible Notes increased from 7% to 9% as of July 1, 2007, as the Company did not meet its modified EBITDA target as set forth in the Note Agreement.  The interest rate on our Senior Secured Convertible Notes increased from 9% to 13.5% as of May 1, 2008, as we were required to pay the Default Interest Rate on these Notes as a condition to obtaining covenant default waivers from our Noteholders.

INDEX

Net Loss

Net loss for the third quarter of 2008 was $3,003,000 or ten cents per share as compared to a net loss of $1,967,000 or seven cents per share for the third quarter of 2007, an increase of $1,036,000.  Net loss for the nine months ended September 30, 2008 was $7,252,000 or twenty-five cents per share as compared to a net loss of $5,436,000 or twenty-four cents per share for the nine months ended September 30, 2007, an increase of $1,816,000.  The increase in our net loss between the quarters was attributable to increased headcount and consulting costs associated with the configuration and maintenance of our growing installed base and computer networks, sales consulting costs, interest expense and stockholder registration rights penalties, partially offset by increased lease and service fee revenue.  The increase in our net loss for the nine months ended September 30, 2008 compared to September 30, 2007 is attributable to increased headcount and consulting costs associated with the configuration and maintenance of our growing installed base and computer networks, increased sales consulting costs, interest expense, stockholder registration penalties and decreased derivative income, partially offset by higher revenues in 2008.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Disclosures regarding the Company’s market risk required under this item are not applicable, as the Company has elected to follow the reduced disclosure requirements as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Nestor, Inc., including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sipe, et al. v. Nestor Traffic Systems, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 5:06CV0139, in which plaintiffs filed a complaint and class action for declaratory judgment, injunctive relief and for a money judgment in an unspecified amount against us, various past and present employees of the Company and the City of Akron and alleging fraud, civil conspiracy, common plan to commit fraud, violations of the Consumer Sales Practices Act, nuisance, conversion, invasion of privacy, negligence, and federal constitutional violation. The action was filed in the Summit County Court of Common Pleas and was removed to federal court.  On February 17, 2006, the Company and the other defendants filed a joint motion for judgment on the pleadings.  Plaintiff filed an opposition to that motion on March 24, 2006.  On May 19, 2006, the court ruled that the Akron ordinance permitting photo enforcement of speeding laws was a proper exercise of municipal power under the Ohio Constitution, but deferred ruling on the alleged due process violations pending an opportunity for discovery by the plaintiff, which was completed on October 20, 2006 and all dispositive motions in the case were filed by November 22, 2006.

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

INDEX

In June 2008, three suits were filed against us by William Danzell, our former Chairman and CEO, individually and on behalf of Silver Star Partners and Foundation Partners.  They are as follows:

William Danzell vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that the Company breached an Employment Agreement by terminating plaintiff without cause and without notice.  Plaintiff is seeking compensation for lost salary, benefits and incentives as dictated in the Employment Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.  Plaintiff filed oppositional pleadings in September 2008.  A hearing is currently scheduled for November 25, 2008.

Silver Star Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging (a) breach of contract pursuant to the Investor Rights Agreement by failing to file a Registration Statement for securities held by Silver Star Partners; and (b) equitable relief, alleging that the Company is compelled to comply with the registration obligations pursuant to the Investor Rights Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina and filed a Motion to Dismiss for jurisdictional issues in July 2008.  Plaintiff filed oppositional pleadings in September 2008, as well as a Request for Temporary Injunction relating to hypothetical future actions of the Company’s Board.  A hearing is currently scheduled for November 25, 2008.

Silver Star Partners and Foundation Partners vs. Nestor, Inc., Court of Common Pleas, Beaufort County, South Carolina, in which the plaintiff filed a complaint alleging that the Company is in breach of the provisions of a Note Purchase Agreement entered into on March 2007, and that such breach constitutes a default under the Note Purchase Agreement.  The Company filed a Notice of Removal with the United States District Court of South Carolina in August 2008.  Plaintiff filed oppositional pleadings in September 2008.  A hearing is currently scheduled for November 25, 2008.

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

The Company entered into a series of covenants in conjunction with the issuance of its Senior Convertible Notes and Senior Secured Convertible Notes.  Two of these covenants included the continued listing of the Company's stock on a national exchange and the regular quarterly payment of interest.  The Company's stock was delisted from the Nasdaq Capital Market effective May 1, 2008, and the Company did not pay interest on the Senior Convertible Notes and Senior Secured Convertible Notes that was due on July 1, 2008 and October 1, 2008.

INDEX

Item 3.	Defaults Upon Senior Securities

On October 8, 2008 we entered into a Securities Purchase Agreement with certain of our investor and Noteholders to issue $500,000 of Senior Bridge Notes.  In conjunction with the issuance of these Bridge Notes, we entered into a Written Consent, Waiver and Forbearance Agreement (the “Noteholder Agreements”) with the holders of our Senior Secured Convertible Notes and Senior Convertible Notes.  As part of these Noteholder Agreements, our Noteholders waived events of default, including the delisting of our stock from the Nasdaq National Market and our failure to pay interest, occurring prior to the issuance of the Bridge Notes as of the date such events occurred, agreed not to exercise any conversion rights at any time during the Forbearance Period and agreed to not to exercise their right to force us to redeem the Notes upon any event of default occurring during the Forbearance Period.  In addition, the holders of the Senior Convertible Notes agreed that all principal and interest due and payable will be subordinate and subject in right of payment to all principal and interest due under the Bridge Notes and agreed to postpone any payments of principal or interest during the Forbearance Period.

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

Date: November 13, 2008	NESTOR, INC.
(REGISTRANT)

/s/ Teodor Klowan, Jr.
Teodor Klowan, Jr.
Chief Financial Officer